Form 10-Q
period 2018-03-31
Spero Therapeutics, Inc.
filed 2018-05-10
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the registrant had 14,377,753 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, design, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, our product candidates and our Potentiator Platform;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our Potentiator Platform;
•	our ability to enter into strategic arrangements and/or collaborations and the potential benefits of such arrangements;
•	our estimates regarding expenses, capital requirements, liquidity and needs for additional financing and our anticipated future cash position;
•	our financial performance;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors”.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

i

Spero Therapeutics, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$52,552	$87,288
Marketable securities	22,841	—
Other receivables	1,219	1,011
Tax incentive receivable, current	1,902	1,932
Prepaid expenses and other current assets	1,224	1,828
Total current assets	79,738	92,059
Tax incentive receivable	45	—
Property and equipment, net	1,070	1,164
Deposits	206	206
Restricted cash	—	50
Total assets	$81,059	$93,479
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$982	$3,470
Accrued expenses and other current liabilities	4,484	4,321
Derivative liabilities	223	223
Deferred rent	145	143
Total current liabilities	5,834	8,157
Deferred rent, net of current portion	327	365
Total liabilities	6,161	8,522
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized as of March 31, 2018 and December 31, 3017; 14,369,182 shares issued and outstanding as of March 31, 2018 and December 31, 2017	14	14
Additional paid-in capital	182,042	181,428
Accumulated deficit	(107,484)	(96,840)
Accumulated other comprehensive loss	(29)	—
Total Spero Therapeutics, Inc. stockholders' equity	74,543	84,602
Non-controlling interests	355	355
Total stockholders' equity	74,898	84,957
Total liabilities and stockholders' equity	$81,059	$93,479

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Grant revenue	$1,153	$140
Operating expenses:
Research and development	8,925	5,999
General and administrative	3,044	1,740
Total operating expenses	11,969	7,739
Loss from operations	(10,816)	(7,599)
Other income (expense):
Change in fair value of derivative liabilities	—	1,199
Interest income and other income (expense), net	172	(11)
Total other income (expense), net	172	1,188
Net loss	(10,644)	(6,411)
Less: Net loss attributable to non-controlling interest	—	(535)
Net loss attributable to Spero Therapeutics, Inc.	(10,644)	(5,876)
Cumulative dividends on redeemable convertible preferred shares	—	(1,236)
Accretion of redeemable bridge units and redeemable convertible preferred shares to redemption value	—	(18)
Net loss attributable to common stockholders of Spero Therapeutics, Inc.	$(10,644)	$(7,130)

Net loss per share attributable to common stockholders per share, basic and diluted	$(0.74)	$(21.60)

Weighted average common shares outstanding, basic and diluted:	14,369,182	330,075

Comprehensive loss:
Net loss	(10,644)	(6,411)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(29)	—
Total other comprehensive loss	(29)	—
Total comprehensive loss	$(10,673)	$(6,411)

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,644)	$(6,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	87
Change in fair value of derivative liabilities	—	(1,199)
Share-based compensation	614	62
Unrealized foreign currency transaction (gain) loss	8	—
Accretion of discount on marketable securities	(45)	—
Changes in operating assets and liabilities:
Other receivables	(208)	190
Prepaid expenses and other current assets	604	131
Tax incentive receivables	(45)	(159)
Accounts payable	(2,469)	(82)
Accrued expenses and other current liabilities	165	434
Deferred rent	(36)	(497)
Advance payments from collaborator	—	465
Net cash used in operating activities	(11,961)	(6,979)
Cash flows from investing activities:
Purchases of marketable securities	(22,825)	—
Net cash used in investing activities	(22,825)	—
Cash flows from financing activities:
Proceeds from issuance of Class C preferred units, net of issuance costs	—	43,001
Net cash provided by financing activities	—	43,001
Net increase in cash and cash equivalents	(34,786)	36,022
Cash, cash equivalents and restricted cash at beginning of period	87,338	10,365
Cash, cash equivalents and restricted cash at end of period	$52,552	$46,387
Supplemental disclosure of non-cash investing and financing activities:
Conversion of bridge units into preferred units	$—	$8,500
Settlement of derivative liabilities upon issuance of preferred units	$—	$944
Cumulative dividends on redeemable convertible preferred shares	$—	$1,236
Accretion of redeemable convertible preferred units to redemption value	$—	$18
Accretion of bridge units to redemption value	$—	$576

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

On October 20, 2017, the Company effected a one-for-6.0774 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s then outstanding Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios. In addition, all common units and incentive units as well as the conversion ratios of preferred units of Spero Therapeutics, LLC have been presented as if the reverse stock split of the common stock of Spero Therapeutics, Inc. had been applied to such units and ratios of Spero Therapeutics, LLC.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement and funding from government contracts, and most recently, with proceeds from the IPO completed in November 2017. The Company has incurred recurring losses since inception, including net losses attributable to Spero Therapeutics,

Inc. of $10.6 million for the three months ended March 31, 2018, and $38.7 million, $25.5 million and $10.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, as of March 31, 2018, the Company had an accumulated deficit of $107.5 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the quarterly consolidated financial statements, the Company expects that its cash and cash equivalents, would be sufficient to fund its operating expenses, capital expenditure requirements through at least 12 months from the issuance date of these quarterly consolidated financial statements. However, the future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its future operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management intends to pursue plans to obtain additional funding to finance its operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2018, and for three months ended March 31, 2018 and 2017, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2018, and results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017 have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company considers its investment portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Investments with maturities beyond one year are generally classified as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.

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

The Company’s preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the

Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders of Spero Therapeutics, Inc., diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. is the same as basic net loss per share attributable to common stockholders of Spero Therapeutics, Inc., since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders of Spero Therapeutics, Inc. for the three months ended March 31, 2018 and 2017.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The Company adopted this standard using the modified retrospective approach, however the Company determined that government grant revenue is outside the scope of ASC 606. Therefore, the adoption of ASC 606 did not impact the Company’s financial position, results of operations or cash flows as its only existing revenue source as of March 31, 2018 is government grants.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company’s adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements. The inclusion of restricted cash increased the beginning and ending balances of the unaudited condensed consolidated statement of cash flows by $50,000 for the three months ended March 31, 2017.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2017-01 did not materially impact the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2017-09 did not materially impact the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$44,083	$—	$44,083
U.S. commercial paper	—	3,996	—	3,996
Total cash equivalents	—	48,079	—	48,079
Marketable securities:
U.S. government securities	—	8,919	—	8,919
U.S. corporate bonds	—	7,976	—	7,976
U.S. commercial paper	—	5,946	—	5,946
Total marketable securities	—	22,841	—	22,841
Total cash equivalents and marketable securities	$—	$70,920	$—	$70,920

Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
Total derivative liabilities	$—	$—	$223	$223

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$—	$83,121	$—	$83,121
	$—	$83,121	$—	$83,121
Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

During the three months ended March 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3 categories.

Marketable Securities

The Company’s marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing sources, which generally derive security prices from recently reported trades for identical or similar securities.

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2018 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$8,925	$—	$(6)	$8,919
U.S. corporate bonds	7,999	—	(23)	7,976
U.S. commercial paper	5,946	—	—	5,946
	$22,870	$—	$(29)	$22,841

As of March 31, 2018, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the consolidated balance sheet date. The Company did not own any marketable securities as of December 31, 2017.

Anti-Dilution Rights

In connection with the issuance of non-controlling interests in certain of the Company’s subsidiaries (see Note 7), specifically Spero Potentiator, Inc., Spero Europe, Ltd. and Spero Gyrase, Inc., the Company granted anti-dilution rights to the minority investors. The Company classifies the anti-dilution rights as a derivative liability on its consolidated balance sheet because they are freestanding instruments that represent a conditional obligation to issue a variable number of shares. The Company remeasures the derivative liability associated with the anti-dilution rights to fair value at each reporting date, and recognizes changes in the fair value of the derivative liability as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. The fair value of these derivative liabilities was determined using a discounted cash flow model. As of March 31, 2018 and December 31, 2017, the Company’s fair value of the anti-dilution rights relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc., as detailed below.

Spero Gyrase, Inc.

In March 2016, in connection with the issuance of a non-controlling interest in its subsidiary, Spero Gyrase, Inc. (“Spero Gyrase”), to Biota Pharmaceuticals, Inc. (now Aviragen Therapeutics, Inc.) (“Aviragen”), the Company granted to Aviragen certain anti-dilution rights (see Note 7). The fair value of the derivative liability related to the anti-dilution rights upon issuance in March 2016 was $1.6 million.

The most significant assumption impacting the fair value of the anti-dilution rights was the probability that the Company would fund the maximum amount of investment providing anti-dilution protection. Upon issuance of the rights and through December 31,

2016, the probability of such funding was determined to be 100%. During 2017, the probability of such funding was reduced to 0% due to the Company’s decision to no longer pursue development of the acquired technology. The fair value of the derivative liability decreased accordingly by $1.4 million to $0.2 million by June 30, 2017. As of March 31, 2018 and December 31, 2017, the value of the derivative liability of $0.2 million represents amounts funded to the entity that could be settled by the issuance of equity.

4.	Accrued Expenses and Other Current Liabilities

	March 31, 2018	December 31, 2017
Accrued external research and development expenses	$2,567	$1,770
Accrued payroll and related expenses	600	1,369
Accrued professional fees	824	878
Accrued other	493	304
	$4,484	$4,321

5.	Redeemable Convertible Preferred Shares

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

Shares of Preferred Stock of Spero Therapeutics, Inc. Issued upon the Reorganization

Prior to the Reorganization, the operating agreement of Spero Therapeutics, LLC, as amended and restated, provided for the issuance of Junior preferred units, Class A preferred units, Class B preferred units and bridge units, but did not specify an authorized number of each for issuance. Subsequent to the Company’s Reorganization on June 30, 2017 (see Note 1), the Company’s amended and restated certificate of incorporation authorized the issuance of 43,297,267 shares of preferred stock, par value $0.001 per share, and holders of outstanding preferred units of Spero Therapeutics, LLC exchanged their units for preferred stock of Spero Therapeutics, Inc. on a one-for-one basis. The rights and preferences of each class of stock were the same both before and after the Reorganization. On October 20, 2017, the Company effected a one-for-6.0774 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion rations for each series or the Company’s Preferred Stock. Upon the closing of the Company’s IPO in November 2017, all of the then outstanding convertible preferred shares automatically converted into shares of common stock.

6.	Share-Based Compensation

On June 28, 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock grants and stock-based awards. The 2017 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The number of shares initially reserved for issuance under the 2017 Plan was 1,785,416 shares of common stock. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2017 Plan.

On October 18, 2017, the Company’s stockholders approved an amendment to the 2017 Plan, which became effective upon the completion of the Company’s IPO, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 2,696,401. Additionally, the number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 607,324 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors or compensation committee. There were 160,600 options granted during the three months ended March 31, 2018. As of March 31, 2018, there were 2,129,082 options outstanding under the 2017 Plan and 567,319 shares remaining available to be issued under the 2017 Plan.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$250	$23
General and administrative expenses	364	39
Total	$614	$62

7.	Non-Controlling Interests

Spero Potentiator

In February 2015, the Company’s wholly owned subsidiary, Spero Potentiator, issued 996 shares of its common stock with an aggregate fair value of $1.1 million to Northern Antibiotics Oy Ltd. (“Northern”) in exchange for an exclusive license to develop and commercialize certain licensed compounds and licensed products.

In connection with the acquisition of the license, Northern obtained anti-dilution rights to maintain its 49.9% ownership percentage in Spero Potentiator at no additional cost to Northern in the event that Spero Potentiator completed subsequent equity financings, subject to a maximum amount of such financings.  The Company accounted for the anti-dilution rights as a derivative liability on its consolidated balance sheet. The fair value of the derivative liability associated with the anti-dilution rights upon issuance in February 2015 of $2.4 million was recorded as research and development expenses as it was deemed to represent additional consideration for the license.

In November 2015, Northern was issued an additional 2,736 common shares of Spero Potentiator for no additional cost as a result of the anti-dilution rights. The Company valued these shares at $1.5 million and recorded the amount as an increase in the non-controlling interest and a reduction in the carrying value of the derivative liability. In January and August 2016, Northern was issued an additional 2,160 common shares of Spero Potentiator for no additional cost. The Company valued these shares at $1.0 million and recorded the amount as an increase in the non-controlling interest and a reduction of the derivative liability. At that time, the anti-dilution rights issued to Northern were fully settled as Northern had received the maximum number of shares it was entitled to under the anti-dilution rights.

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

Spero Europe

In January 2016, the Company entered into an agreement with Promiliad Biopharma Inc. (“Promiliad”), whereby Promiliad granted to Spero Europe certain know-how and a sublicense to research, develop, manufacture and sell certain compounds. In exchange for the know-how and sublicense, Spero Europe provided Promiliad with a 5% equity ownership interest in Spero Europe, with a fair value of $0.1 million. In addition, Spero Europe agreed to make payments to Promiliad upon the achievement of future regulatory and commercial milestones of $4.1 million and to pay to Promiliad royalties of a mid single-digit percentage on net sales of licensed products under the agreement. Spero had the right to terminate the agreement with thirty days’ notice. The Company recognized research and development expense of $0.1 million upon the acquisition of the license and recorded a non-controlling interest in Spero Europe in a corresponding amount.

In connection with the acquisition of the license, Promiliad obtained anti-dilution rights to maintain their 5% equity ownership in Spero Europe at no additional cost to Promiliad in the event that Spero Europe completed subsequent funding events, subject to a maximum amount of such funding of $5.0 million.

The Company accounted for the anti-dilution rights as a derivative liability on its consolidated balance sheet. The fair value of the derivative liability associated with the anti-dilution rights upon issuance in January 2016 of $0.2 million was recorded as research and development expenses as it was deemed to represent additional consideration for the license.

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

Under the Cantab Agreements, CAI agreed to submit a request to NIAID to novate the CAI-held NIAID contract to the Company. The NIAID contract provides for development funding of up to $6.0 million over a base and three option periods. To date, funding for the base period and the first two option periods totaling $5.4 million had been committed to CAI. Novation of the NIAID contract to the Company was finalized in December 2017. The Company shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million.

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

As of March 31, 2018 and December 31, 2017, the Company’s only remaining non-controlling interest relates to Spero Gyrase, Inc., which totaled $0.4 million.

8.	Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).

Operating Leases

In August 2015, the Company entered into an operating lease agreement with U.S. REIF Central Plaza Massachusetts, LLC (the “Landlord”) with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts (the “Original Lease”).The term of the Original Lease commenced in January 2016 and was scheduled to expire in December 2020. The Original Lease required annual payments of $0.4 million over the initial five-year term. The Original Lease provided for a renewal option to extend its term for an additional five years. Under the terms of the Original Lease, the Company provided a security deposit of $0.2 million to the Landlord, which is included in long-term assets in the accompanying consolidated balance sheets. The Original Lease provided for annual rent escalations as well as tenant incentives in the amount of $0.7 million, of which $0.3 million would be reimbursed to the Landlord over the initial term of the Original Lease.

In July 2016, the Company entered into an agreement to lease laboratory space through November 30, 2019 from a sublessor, which requires annual lease payments of $0.3 million, subject to certain escalations.

On January 17, 2018, the Company entered into an amendment (the “Amendment”) to the Original Lease. The Amendment makes certain changes to the Original Lease, including (i) the addition of approximately 7,800 square feet of office space in the same building (the “Expansion Premises”) and (ii) an extension of the expiration date of the Original Lease to seven years following the delivery date of the Expansion Premises (the “Lease Term”), which is estimated to be December 1, 2018.

Under the Amendment, the Company has two consecutive options to extend the Lease Term for an additional period of five years (the “Option Terms”), subject to certain conditions, upon notice to the Landlord. The Amendment provides for annual base rent for the Expansion Premises of approximately $0.5 million in the first year of the Lease Term, which increases on an annual basis to approximately $0.6 million in the final year of the Lease Term, and annual base rent during the Option Terms to be calculated based on the Landlord’s good faith determination of 100% of the fair market rate for such Option Terms. The Company is also obligated to pay the Landlord certain costs, taxes and operating expenses, subject to certain exclusions. The Amendment also includes a provision from the landlord of $0.4 million for leasehold improvements on the Expansion Premises.

Rent escalations and tenant incentives for operating leases are included in deferred rent in the consolidated balance sheet, and rent expense is recognized on a straight-line basis over the terms of occupancy.

The following table summarizes the future minimum payments due under the operating leases as of March 31, 2018 (in thousands):

Years Ending December 31,
2018 (remainder)	$658
2019	1,323
2020	1,016
2021	957
2022	1,076
Thereafter	2,200
$7,230

Rent expense for both the three months ended March 31, 2018 and 2017 was $0.2 million.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2018 or December 31, 2017.

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

9.	Government Contracts

U.S. Department of Defense

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement is structured as a single, two-year $1.5 million award. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. The Company recognized $0.1 million of revenue under this agreement during the three months ended March 31, 2018 and 2017.

NIAID

In February 2017, the Company was awarded a grant from NIAID under its Small Business Innovation Research program, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds had been committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. The Company recognized $0.5 million of revenue under this agreement during the three months ended March 31, 2018.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206 (see Note 10). Under these agreements, CAI agreed to submit a request to NIAID to assign the CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for total development funding of up to $6.0 million, including a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.4 million have been committed. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. During the three months ended March 31, 2018, we recorded approximately $0.1 million in amounts payable to PBB under this agreement.

CARB-X

In April 2017, the Company was awarded a grant from CARB-X, a public-private partnership funded by the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services to be used to screen, identify and complete Phase 1 trials with at least one partner compound for SPR741, the Company’s lead Potentiator compound. The award committed to funding of $1.5 million over a 12-month period. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. The Company recognized $0.5 million of revenue in the three months ended March 31, 2018 under this agreement.

10.	Collaboration and License Agreements

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

Aviragen Agreement

Under the Company’s agreement with Aviragen (see Note 7) for certain intellectual property and know-how relating to developing a gyrase inhibitor to develop therapies for Gram-negative infections, the Company is obligated to make milestone payments of up to an aggregate of $12.0 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay royalties of low single-digit percentages based on net sales of products the Company acquired under the agreement.

Cantab License Agreement

Under the Cantab Agreements (see Note 7), the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($7.0 million and $6.7 million as of March 31, 2018 and December 31, 2017, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

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

Northern License Agreement

In June 2017, in connection with the repurchase of all of the outstanding shares of Spero Potentiator (see Note 6), the Company amended its license agreement with Northern such that the Company agreed to pay Northern up to $7.0 million upon the achievement of specified clinical, regulatory and other milestones, including a total payment of $2.5 million upon the closing of an initial public offering. In addition, under an exchange agreement the Company entered into with Northern, the Company is obligated to make a payment to Northern of $0.1 million upon the closing of an initial public offering. The agreement has a perpetual term and no express termination rights. Upon the closing of the Company’s IPO in November 2017, the Company paid $2.6 million to Northern in connection with both the license and exchange agreements. This payment was recorded as research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2017.

11.	Australia Research and Development Tax Incentive

The Australian government has established a research and development tax incentive to encourage industry investment in research and development, which is available to companies incorporated under Australian law that have core research and development activities. In September 2016, the Company established Spero Potentiator Australia Pty Limited to carry out certain research and development activities. As this subsidiary meets the eligibility requirements of the Australian tax law, it is eligible to receive a 43.5% tax incentive for qualified research and development activities. The Company did not record any reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive during the three months ended March 31, 2017. The Company recorded less than $0.1 million as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss during the three months ended March 31, 2018, associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $1.9 million as of March 31, 2018 and December 31, 2017.

12.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(10,644)	$(6,411)
Less: Net loss attributable to non-controlling interests	—	(535)
Plus: Cumulative dividends on redeemable convertible preferred shares	—	(1,236)
Plus: Accretion of bridge units and redeemable convertible preferred shares to redemption value	—	(18)
Net loss attributable to common stockholders of Spero Therapeutics, Inc.	$(10,644)	$(7,130)

Denominator:
Weighted average common shares outstanding, basic and diluted	14,369,182	330,075

Net loss per share attributable to common stockholders of Spero Therapeutics, Inc., basic and diluted	$(0.74)	$(21.60)

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

	Three Months Ended March 31,
	2018	2017

Options to purchase common stock	2,129,082	—
Incentive units	—	422,399
	2,129,082	422,399

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for multi-drug resistant bacterial infections. Our most advanced product candidate, SPR994, is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat multi-drug resistant, or MDR, Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We also have a platform technology known as our Potentiator Platform that we believe will enable us to develop drugs that will expand the spectrum and potency of existing antibiotics, including formerly inactive antibiotics, against Gram-negative bacteria. Our lead product candidates generated from our Potentiator Platform are two intravenous, or IV,-administered agents, SPR741 and SPR206, designed to treat MDR Gram-negative infections in the hospital setting. In addition, we are developing SPR720, an oral antibiotic designed for the treatment of pulmonary non-tuberculous mycobacterial infections. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Prior to the IPO, we funded our operations with proceeds from the sale of preferred units and bridge units and payments received under a concluded collaboration agreement and funding from government contracts. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2018, we had an accumulated deficit of $107.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of March 31, 2018, we had cash, cash equivalents and marketable securities of $75.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through late in the second quarter of 2019.

Recent Developments

Initiation of Phase 1 Clinical Trial of SPR994 in Australia

In October 2017, we initiated our Phase 1 clinical trial of SPR994 in Australia. SPR994 is our novel antibiotic with potential to be the first broad-spectrum oral carbapenem approved for use in adults. The trial is designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study to assess the safety, tolerability, food effect and pharmacokinetics of SPR994 in healthy subjects. We expect to report top-line data from this trial in mid-2018. Thereafter, we plan to request a pre-Phase 3 meeting with the Food and Drug Administration, or FDA, to confirm that no additional clinical trials or preclinical studies are required prior to initiating a Phase 3 clinical trial. While SPR994 has demonstrated a broad spectrum of activity against MDR Gram-negative bacteria, the Phase 3 clinical trial will focus on the treatment of complicated urinary tract infections, or cUTI. Subject to feedback from the FDA, we plan to submit an investigational new drug application, or IND, and to obtain agreement on the clinical trial protocol in late 2018 and expect to initiate the pivotal Phase 3 clinical trial of SPR994 for the treatment of cUTI around year-end 2018 in support of a new drug application, or NDA.

Initiation of Phase 1b Clinical Trial of Potentiator SPR741 in the United Kingdom

In late November 2017, as described below, we initiated our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom. SPR741 is one of our lead product candidates generated from our Potentiator Platform, such candidates currently consisting of SPR741 and SPR206, which are IV-administered agents designed to treat MDR Gram-negative infections in the hospital setting. SPR741 is our co-administered product candidate designed to expand the spectrum and increase the potency of a partner antibiotic when administered in combination. SPR206 is designed to have antibiotic activity as a single agent. In preclinical studies, SPR741 has shown an ability to potentiate over two dozen existing antibiotics and enable activity against Gram-negative pathogens.

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

In addition, we continue to advance the development of our direct-acting Potentiator Platform molecules, exemplified by our product candidate SPR206. SPR206 is designed to have antibiotic activity as a single agent against MDR and extremely drug resistant, or XDR, bacterial strains, including variants isolated in Pseudomonas aeruginosa, Acinetobacter baumannii and carbapenem-resistant Enterobacteriaceae.

After we obtain and analyze the results from the Phase 1b clinical trial of SPR741 and our ongoing preclinical toxicology study of SPR206, we intend to prioritize our Potentiator Platform product candidates for further clinical development. Our decision will be based on which product we believe represents the best opportunity for us within an optimal timeframe, factoring in the choices we must make to prioritize the opportunities within our portfolio and to best deploy our capital resources. Accordingly, for the balance of 2018, our internal operational plans and budget and our estimate of our cash runway being sufficient to fund our operating expenses and capital expenditure requirements through late in the second quarter of 2019 are based on us funding the development of SPR994 and SPR720 and either SPR206 or SPR741 during that period. We may seek partnering opportunities or other non-dilutive funding for further clinical development of the Potentiator candidate we elect to deprioritize.

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

In June 2016, we entered into agreements with Pro Bono Bio PLC, a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited, in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to assign the CAI-held NIAID contract to us. The NIAID contract provides for total development funding of up to $6.0 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.4 million have been committed. Novation of the NIAID contract was finalized in December 2017. We will pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. During the three months ended March 31, 2018, we recorded approximately $0.1 million in amounts payable to PBB under this agreement.

CARB-X

In April 2017, we received an award from the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, a public-private partnership funded by the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services, to be used to screen, identify and complete Phase 1 clinical trials with at least one partner compound for SPR741, one of our lead potentiator product candidates. The award committed funding of $1.5 million over a 12-month period. In March 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. We receive funding from CARB-X as we incur qualifying expenses.

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

	Three Months Ended March 31,
	2018	2017	$ Change
	(in thousands)
Direct research and development expenses by program:
SPR994	$2,352	$1,189	$1,163
SPR741	866	1,840	(974)
SPR720	364	670	(306)
SPR206	2,575	—	2,575
Preclinical programs	31	450	(419)
Unallocated expenses:
Personnel related (including share-based compensation)	1,831	1,327	504
Facility related and other	906	523	383
Total research and development expenses	$8,925	$5,999	$2,926

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical and preclinical development activities in the near term and in the future as we initiate additional clinical trials and other studies of SPR994 and our other product candidates, continue to discover and develop additional product candidates, hire additional clinical and scientific personnel and acquire or in-license other product candidates and technologies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research, development, and commercialization of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

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

As of March 31, 2018 and December 31, 2017, the derivative liability of $0.2 million recorded on our consolidated balance sheet relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc.

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three months ended March 31, 2018. Other income (expense), net, consists of insignificant amounts of miscellaneous income and expenses unrelated to our core operations.

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

Prior to the Reorganization, our former parent company, Spero Therapeutics, LLC, was treated as a partnership for federal income tax purposes and, therefore, its owners, and not itself, were subject to U.S. federal or state income taxation on the income of Spero Therapeutics, LLC. Prior to the Reorganization, all of Spero Therapeutics, LLC’s directly held subsidiaries (including Spero Therapeutics, Inc.) were treated as corporations for U.S. federal income tax purposes and were subject to taxation in the United States or in other countries. Upon the Reorganization, Spero Therapeutics, Inc., whose consolidated financial statements are presented in this Quarterly Report on Form 10-Q, became the parent company for Spero Therapeutics, LLC’s former subsidiaries and these entities continue to be subject to taxation in the United States or in other countries.

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

In May 2017, we repurchased 100% of the issued and outstanding shares of Spero Europe, Ltd. held by the minority investor. In June 2017, we repurchased 100% of the issued and outstanding shares of Spero Potentiator, Inc. held by the minority investor. In July 2017, we repurchased 100% of the issued and outstanding shares of Spero Cantab, Inc. held by the minority investor. As a result of these repurchases of the non-controlling interests, for periods subsequent to each repurchase, we no longer attribute net income (loss) to the non-controlling interest. As of March 31, 2018, the remaining non-controlling interest relates only to Spero Gyrase, Inc.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	$ Change
	(in thousands)
Grant revenue	$1,153	$140	$1,013
Operating expenses:
Research and development	8,925	5,999	2,926
General and administrative	3,044	1,740	1,304
Total operating expenses	11,969	7,739	4,230
Loss from operations	(10,816)	(7,599)	(3,217)
Other income (expense):
Change in fair value of derivative liabilities	—	1,199	(1,199)
Interest income and other income (expense), net	172	(11)	183
Total other income (expense), net	172	1,188	(1,016)
Net loss	(10,644)	(6,411)	(4,233)
Less: Net loss attributable to non-controlling interest	—	(535)	535
Net loss attributable to Spero Therapeutics, Inc.	$(10,644)	$(5,876)	$(4,768)

Grant Revenue

Grant revenue recognized during the three months ended March 31, 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards, including $0.5 million under our awards with NIAID related to our SPR720 program, $0.1 million under our award from the DoD related to our SPR741 program, and $0.5 million under our CARB-X award related to our SPR741 program. Grant revenue recognized during the three months ended March 31, 2017, was primarily related to $0.1 million under our award from the DoD related to our SPR741 program.

Research and Development Expenses

	Three Months Ended March 31,
	2018	2017	$ Change
	(in thousands)
Direct research and development expenses by program:
SPR994	$2,352	$1,189	$1,163
SPR741	866	1,840	(974)
SPR720	364	670	(306)
SPR206	2,575	—	2,575
Preclinical programs	31	450	(419)
Unallocated expenses:
Personnel related (including share-based compensation)	1,831	1,327	504
Facility related and other	906	523	383
Total research and development expenses	$8,925	$5,999	$2,926

Direct costs related to our related to our SPR994 program increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to expenses related to our Phase 1 clinical trial, which commenced in October 2017, as well as formulation development, manufacturing process and manufacturing of clinical trial material. These increases were partly offset by a decrease in preclinical costs for SPR994 during the three months ended March 31, 2018.

Direct costs related to our SPR741 program decreased in the three months ended March 31, 2018 primarily due to higher costs during the three months ended March 31, 2017 in connection with preparing for our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom, which was initiated in November 2017. Research and development expenses for our SPR741 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of less than $0.1 million in the three months ended March 31, 2018.

Direct costs related to our SPR720 program decreased during the three months ended March 31, 208 as compared to the three months ended March 31, 2017, primarily due to higher preclinical and manufacturing costs related to IND-enabling toxicology studies during the three months ended March 31, 2017.

We designated SPR206 as a product candidate in July 2017. Direct costs related to our SPR206 program during the three months ended March 31, 2018 were primarily due to preclinical costs related to IND-enabling toxicology studies and manufacturing efforts to support IND-enabling efforts and a potential Phase 1 study.

Direct costs related to our preclinical programs decreased by $0.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due primarily to lower spending on preclinical programs as we focused development efforts on our product candidates.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the three months ended March 31, 2018 and 2017 included share-based compensation expense of $0.3 million and less than $0.1 million, respectively. The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger group of research and development personnel and their research efforts.

General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017	$ Change
	(in thousands)
Personnel related (including share-based compensation)	$1,507	$600	$907
Professional and consultant fees	1,309	1,000	309
Facility related and other	228	140	88
Total general and administrative expenses	$3,044	$1,740	$1,304

The increase in personnel-related costs was primarily a result of an increase in headcount in our general and administrative function and an increase in stock-based compensation expense related to additional employee stock options granted at a higher fair value of our common stock. Personnel-related costs for the three months ended March 31, 2018 and 2017 included share-based compensation expense of $0.4 million and less than $0.1 million, respectively.

The increase in professional and consultant fees primarily consisted of an increase in expenses related to activities to support our operating as a public company, including accounting, audit, and legal fees, as well as costs associated with ongoing business development activities.

Other Income (Expense), Net

Other income, net was $0.2 million for the three months ended March 31, 2018, compared to $1.2 million for the three months ended March 31, 2017. Other income for the three months ended March 31, 2018 primarily consisted of $0.2 million of interest income related to interest earned on our invested cash balances. Other income for the three months ended March 31, 2017 was primarily due to a decrease of $1.2 million in the fair value of the derivative liability for anti-dilution rights granted to minority investors in Spero Gyrase Inc. and Spero Europe Ltd. resulting from our discontinuation of the underlying development programs of these subsidiaries.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID and CARB-X. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under a concluded collaboration agreement and funding from government contracts and, in November 2017, with proceeds from the IPO of our common stock. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $75.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(11,961)	$(6,979)
Cash used in investing activities	(22,825)	—
Cash provided by financing activities	—	43,001
Net increase in cash and cash equivalents	$(34,786)	$36,022

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $12.0 million, primarily resulting from our net loss of $10.6 million, adjusted for net non-cash items of $0.7 million (primarily stock-based compensation). Net cash used by changes in our operating assets and liabilities was $2.0 million and consisted primarily of a decrease of $2.3 million in accounts payable and accrued expenses, partially offset by an increase of $0.3 million in other receivables.

Net cash used in operating activities for the three months ended March 31, 2017 was $7.0 million, primarily resulting from our net loss of $6.4 million, adjusted for net non-cash items of $1.1 million, primarily related to the change in fair value of our derivative liabilities of $1.2 million. Net cash provided by our operating assets and liabilities was $0.5 million, primarily related to the timing of vendor invoicing, payments and accruals, as well as a $0.5 million advance payment from our collaborators.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our development programs and the timing of vendor invoicing and payments.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2018 was $22.8 million related to the purchase of marketable securities. We did not use any cash for investing activities during the three months ended March 31, 2017.

Financing Activities

Cash provided by investing activities during the three months ended March 31, 2017 of $43.0 million related to the sale of our Class C preferred units.

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

Based on our current plans, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through late in the second quarter of 2019. However, we do not expect that these funds will be sufficient to fund the development of our product candidates through regulatory approval and commercialization. In particular, we anticipate that these funds will not be sufficient to enable us to complete our pivotal Phase 3 clinical trial of SPR994. After we receive results from the Phase 1b clinical trial of SPR741 and our ongoing preclinical toxicology study of SPR206, we intend to prioritize our product candidates for further clinical development. Our decision will be based on which program we believe represents the best opportunity for us within an optimal timeframe, factoring in the choices we must make to prioritize the opportunities within our portfolio and to best deploy our capital resources. Accordingly, for the balance of 2018, our internal operational plans and budget and our estimate of our cash runway being sufficient to fund our operating expenses and capital expenditure requirements through late in the second quarter of 2019 are based on us funding the development of SPR994 and SPR720 and either SPR206 or SPR741 during that period. We may seek partnering opportunities or other non-dilutive funding for further clinical development of the potentiator candidate we elect to deprioritize. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations‒Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017, the following accounting policies involve the most judgement and complexity:

•	revenue recognition for funding received from government contracts, tax incentives and collaborations;
•	accrued research and development expenses;
•	share-based compensation; and
•	valuation of derivative liabilities.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2018, we had cash, cash equivalents and marketable securities of $75.4 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of March 31, 2018, the net fair value of our interest sensitive marketable securities would hypothetically decline by less than $0.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our common stock could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2013. Our net loss was $10.6 million for the three months ended March 31, 2018, and $39.9 million and $32.6 million for the years ended December 31, 2017 and 2016, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization. We have financed our operations primarily through sales of our equity securities, collaborations and government funding for research and development. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

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

We believe that our existing cash and cash equivalents as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements through late in the second quarter of 2019. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of March 31, 2018, our non-dilutive sources of funding consisted of awards from CARB-X and the DoD that provide partial funding for the development of our Potentiator Platform product candidates, including SPR741, and an award from NIAID, for our SPR720 program. Our DoD cooperative agreement is structured as a single, two-year $1.5 million award. We are eligible for the full funding from the DoD and there are no options to be exercised at a later date. The NIAID award is structured as a base period followed by a single option. For the base period of March 1, 2017 through February 28, 2018, NIAID committed funding of approximately $0.6 million for the SPR720 program. In February 2018 NIAID exercised the approximately $0.4 million option, which will have a period of performance from March 1, 2018 through February 28, 2019. The CARB-X award is structured as a base period followed by two sequential options. In March 2017, CARB-X committed funds of $1.5 million to support SPR741 development efforts for the period from April 1, 2017 to March 31, 2018. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. The NIAID and CARB-X awards are subject to termination for convenience at any time by NIAID and CARB-X. Neither organization is obligated to provide funding to Spero beyond the base period amounts from Congressionally approved annual appropriations.

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

The clinical development of SPR994 and any of our other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. The results of preclinical and other nonclinical studies and/or early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Notwithstanding any promising results in early nonclinical studies or clinical trials, we cannot be certain that we will not face similar setbacks. For example, although SPR994 is a new formulation of the active pharmaceutical ingredient tebipenem that exhibited a favorable safety and efficacy profile during clinical trials conducted by Meiji and a global pharmaceutical company, which we refer to as Global Pharma, in Japan, we may nonetheless fail to achieve success in our clinical trials. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

There are a variety of available oral therapies marketed for the treatment urinary tract infections that we would expect would compete with SPR994, such as Levaquin, Cipro and Bactrim. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products, for example in the fluoroquinolone class. However, the susceptibility of urinary tract pathogens to the existing treatment alternatives is waning. If SPR994 is approved, the pricing may be at a significant premium over other competitive products. This may make it difficult for SPR994 to compete with these products.

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include ceftibuten/clavulanate (“C-Scape”) from Achaogen, Inc., sulopenem from Iterum Therapeutics Limited, eravacycline from Tetraphase Pharmaceuticals, Inc. and omadacycline from Paratek Pharmaceuticals, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including ceftazidime-avibactam and ceftololozane-tazobactam (“Avycaz”) from Allergan plc and Pfizer Inc. and Zerbaxa from Merck & Co. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant Gram-negative infections, including plazomicin from Achaogen, Inc., meropenem vaborbactam from The Medicines Company, cefiderocol from Shionogi & Co. Ltd., eravacycline IV from Tetraphase Pharmaceuticals, Inc. and imipenem-relebactam from Merck & Co.

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

Although we expect to commercialize SPR994 ourselves in the United States, we intend to commercialize it outside the United States through collaboration arrangements. If we develop SPR741 to be co-administered in combination with branded and not generic antibiotic compounds, then we will be required to obtain and maintain rights from third-party collaborators for the development and commercialization of SPR741 co-administered with such other branded antibiotic compounds. In addition, we may seek third-party collaborators for development and commercialization of certain of our product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. As a result of the TCJA, our net deferred tax assets and liabilities existing as of December 31, 2017 were revalued at the newly enacted U.S.

corporate rate. The impact of this tax reform is uncertain and could be adverse. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All lock-up agreements entered into in connection with our initial public offering expired on April 30, 2018. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”), or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of April 30, 2018, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 76% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of March 31, 2018, we had used approximately $19.3 million from the net proceeds from our IPO.

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.1	First Amendment to Lease Agreement, dated January 17, 2018, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	1/23/2018	001-38266
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: May 10, 2018	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Joel Sendek
Joel Sendek
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)