Form 10-Q
period 2018-06-30
Spero Therapeutics, Inc.
filed 2018-08-09
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the registrant had 18,168,429 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, design, progress and results of, including interim data from, our preclinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, our product candidates and our Potentiator Platform;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our Potentiator Platform;
•	our ability to enter into strategic arrangements and/or collaborations and the potential benefits of such arrangements;
•

our estimates regarding expenses, capital requirements, liquidity and needs for additional financing and our anticipated future cash position, including the availability of funding under our governmental awards;

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

i

Spero Therapeutics, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$48,715	$87,288
Marketable securities	17,922	—
Other receivables	794	1,011
Tax incentive receivable, current	1,830	1,932
Prepaid expenses and other current assets	1,231	1,828
Total current assets	70,492	92,059
Tax incentive receivable	426	—
Property and equipment, net	975	1,164
Deferred offering costs	493	—
Deposits	206	206
Restricted cash	—	50
Total assets	$72,592	$93,479
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$705	$3,470
Accrued expenses and other current liabilities	5,547	4,321
Derivative liabilities	223	223
Deferred rent	126	143
Total current liabilities	6,601	8,157
Deferred rent, net of current portion	323	365
Total liabilities	6,924	8,522
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized as of June 30, 2018 and December 31, 3017; 14,377,753 shares issued and outstanding as of June 30, 2018 and 14,369,182 shares issued and outstanding as of December 31, 2017	14	14
Additional paid-in capital	182,754	181,428
Accumulated deficit	(117,440)	(96,840)
Accumulated other comprehensive loss	(15)	—
Total Spero Therapeutics, Inc. stockholders' equity	65,313	84,602
Non-controlling interests	355	355
Total stockholders' equity	65,668	84,957
Total liabilities and stockholders' equity	$72,592	$93,479

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Grant revenue	$463	$249	$1,616	$389
Operating expenses:
Research and development	7,374	7,457	16,299	13,456
General and administrative	3,060	2,957	6,104	4,697
Total operating expenses	10,434	10,414	22,403	18,153
Loss from operations	(9,971)	(10,165)	(20,787)	(17,764)
Other income (expense):
Change in fair value of derivative liabilities	—	350	—	1,549
Interest income and other income (expense), net	15	52	187	41
Total other income (expense), net	15	402	187	1,590
Net loss	(9,956)	(9,763)	(20,600)	(16,174)
Less: Net loss attributable to non-controlling interest	—	(594)	—	(1,129)
Net loss attributable to Spero Therapeutics, Inc.	(9,956)	(9,169)	(20,600)	(15,045)
Cumulative dividends on redeemable convertible preferred shares	—	(2,025)	—	(3,261)
Accretion of redeemable bridge units and redeemable convertible preferred shares to redemption value	—	(927)	—	(945)
Net loss attributable to common stockholders of Spero Therapeutics, Inc.	$(9,956)	$(12,121)	$(20,600)	$(19,251)

Net loss per share attributable to common stockholders per share, basic and diluted	$(0.69)	$(36.21)	$(1.43)	$(57.88)

Weighted average common shares outstanding, basic and diluted:	14,376,529	334,788	14,372,876	332,581

Comprehensive loss:
Net loss	(9,956)	(9,763)	(20,600)	(16,174)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	14	—	(15)	—
Total other comprehensive gain (loss)	14	—	(15)	—
Total comprehensive loss	$(9,942)	$(9,763)	$(20,615)	$(16,174)

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,600)	$(16,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	170
Change in fair value of derivative liabilities	—	(1,549)
Share-based compensation	1,275	123
Unrealized foreign currency transaction (gain) loss	256	(2)
Accretion of discount on marketable securities	(112)	—
Changes in operating assets and liabilities:
Other receivables	217	76
Prepaid expenses and other current assets	597	305
Tax incentive receivables	(428)	(620)
Accounts payable	(2,747)	118
Accrued expenses and other current liabilities	810	1,759
Deferred rent	(59)	(62)
Net cash used in operating activities	(20,602)	(15,856)
Cash flows from investing activities:
Purchases of marketable securities	(22,825)	—
Proceeds from maturities of marketable securities	5,000	—
Net cash used in investing activities	(17,825)	—
Cash flows from financing activities:
Payment of offering costs related to 2018 equity offering	(247)	—
Proceeds from stock option exercises	51	—
Proceeds from issuance of Class C preferred units, net of issuance costs	—	43,001
Payment of offering costs related to 2017 initial public offering	—	(161)
Cash payment for Potentiator non-controlling interests	—	(1,000)
Net cash provided by (used in) financing activities	(196)	41,840
Net (decrease) increase in cash and cash equivalents	(38,623)	25,984
Cash, cash equivalents and restricted cash at beginning of period	87,338	10,365
Cash, cash equivalents and restricted cash at end of period	$48,715	$36,349
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$246	$111
Conversion of bridge units into preferred units	$—	$8,500
Settlement of derivative liabilities upon issuance of preferred units	$—	$944
Accrued return on preferred units	$—	$3,261
Accretion of preferred units to redemption value	$—	$369
Accretion of bridge units to redemption value	$—	$576
Elimination of non-controlling interest balance upon purchase of the non-controlling interest	$—	$6,409

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

On November 6, 2017, the Company completed an initial public offering (“IPO”) of its common stock, and issued and sold 5,500,000 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of $71.6 million after deducting underwriting discounts and commissions but before deducting offering costs. On November 14, 2017, Spero Therapeutics, Inc., issued and sold an additional 471,498 shares of its common stock at the IPO price of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $6.1 million after deducting underwriting discounts and commissions. Aggregate net proceeds from the IPO totaled $74.2 million after deducting underwriting discounts, commissions and offering costs.

On July 17, 2018, the Company completed an underwritten public offering of its common and preferred stock, which resulted in the sale of 3,780,000 shares of common stock at a price of $12.50 per share, and 2,220 shares of Series A Convertible Preferred Stock at a price of $12,500 per share. Each share of Series A Convertible Preferred Stock sold in the offering is convertible into 1,000 shares of the Company’s common stock. The Company received net proceeds from the offering of approximately $70.5 million after deducting underwriting discounts and commissions but before deducting offering expenses payable by the Company.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement and funding from government contracts, and most recently, with proceeds from the IPO completed in November 2017 and the underwritten public offering of common and Series A Convertible Preferred Stock completed in July 2018. The Company has incurred recurring losses since inception, including net losses attributable to Spero Therapeutics, Inc. of $20.6 million for the six months ended June 30, 2018, and $38.7 million, $25.5 million and $10.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, as of June 30, 2018, the Company had an accumulated deficit of $117.4 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the quarterly consolidated financial statements, or August 9, 2018, the Company expects that its cash, cash equivalents and marketable securities, together with the proceeds from its July 2018 equity offering, would be sufficient to fund its operating expenses, capital expenditure requirements through at least 12 months from the issuance date of these quarterly consolidated financial statements. However, the future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its future operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management intends to pursue plans to obtain additional funding to finance its operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2018, and results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017 have been made. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company’s preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the

Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders of Spero Therapeutics, Inc., diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. is the same as basic net loss per share attributable to common stockholders of Spero Therapeutics, Inc., since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders of Spero Therapeutics, Inc. for the three and six months ended June 30, 2018 and 2017.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The Company adopted this standard using the modified retrospective approach, however the Company determined that government grant revenue is outside the scope of ASC 606. Therefore, the adoption of ASC 606 did not impact the Company’s financial position, results of operations or cash flows as its only existing revenue source as of June 30, 2018 is government grants.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements. The inclusion of restricted cash increased the beginning and ending balances of the unaudited condensed consolidated statement of cash flows by $50,000 for the six months ended June 30, 2017.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The amendments in the new guidance are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, including in interim periods, but no earlier than an entity’s adoption of ASC 606. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$44,871	$—	$44,871
Total cash equivalents	—	44,871	—	44,871
Marketable securities:
U.S. government securities	—	5,959	—	5,959
U.S. corporate bonds	—	5,988	—	5,988
U.S. commercial paper	—	5,975	—	5,975
Total marketable securities	—	17,922	—	17,922
Total cash equivalents and marketable securities	$—	$62,793	$—	$62,793

Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
Total derivative liabilities	$—	$—	$223	$223

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$—	$83,121	$—	$83,121
	$—	$83,121	$—	$83,121

Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

During the three and six months ended June 30, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3 categories.

Marketable Securities

The Company’s marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing sources, which generally derive security prices from recently reported trades for identical or similar securities.

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2018 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$5,963	$—	$(4)	$5,959
U.S. corporate bonds	5,999	—	(11)	5,988
U.S. commercial paper	5,975	—	—	5,975
	$17,937	$—	$(15)	$17,922

As of June 30, 2018, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the consolidated balance sheet date. The Company did not own any marketable securities as of December 31, 2017.

Anti-Dilution Rights

In connection with the issuance of non-controlling interests in certain of the Company’s subsidiaries (see Note 7), specifically Spero Potentiator, Inc., Spero Europe, Ltd. and Spero Gyrase, Inc., the Company granted anti-dilution rights to the minority investors. The Company classifies the anti-dilution rights as a derivative liability on its consolidated balance sheet because they are freestanding instruments that represent a conditional obligation to issue a variable number of shares. The Company remeasures the derivative liability associated with the anti-dilution rights to fair value at each reporting date, and recognizes changes in the fair value of the derivative liability as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. The fair value of these derivative liabilities was determined using a discounted cash flow model. As of June 30, 2018 and December 31, 2017, the Company’s fair value of the anti-dilution rights relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc., as detailed below.

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

The most significant assumption impacting the fair value of the anti-dilution rights was the probability that the Company would fund the maximum amount of investment providing anti-dilution protection. Upon issuance of the rights and through December 31,

2016, the probability of such funding was determined to be 100%. During 2017, the probability of such funding was reduced to 0% due to the Company’s decision to no longer pursue development of the acquired technology. The fair value of the derivative liability decreased accordingly by $1.4 million to $0.2 million by June 30, 2017. As of June 30, 2018 and December 31, 2017, the value of the derivative liability of $0.2 million represents amounts funded to the entity that could be settled by the issuance of equity.

4.	Accrued Expenses and Other Current Liabilities

	June 30, 2018	December 31, 2017
Accrued external research and development expenses	$3,089	$1,770
Accrued payroll and related expenses	1,205	1,369
Accrued professional fees	869	878
Accrued other	384	304
	$5,547	$4,321

5.	Redeemable Convertible Preferred Shares

Class C Preferred Unit Financing

In March 2017, the Company issued and sold 24,326,470 Class C preferred units at a price of $1.7749 per unit for proceeds of $43.0 million, net of issuance costs of $0.2 million. The sale of Class C preferred units met the definition of a qualified financing under the 2016 bridge unit agreements.

The Company issued 5,321,112 Class C preferred units upon the conversion of the 2016 bridge units in the amount of $8.5 million, at a conversion price of $1.60 per unit, which represented a discount of 10% to the price per unit paid by other investors in the Class C preferred unit financing. The conversion was accounted for as an extinguishment for accounting purposes. Accordingly, the Company recorded the Class C preferred units issued upon conversion of the 2016 bridge units at their aggregate fair value of $9.4 million and recorded a corresponding adjustment to extinguish the then-current carrying value of the 2016 bridge units of $8.5 million and the then-current fair value of the derivative liability related to the contingent prepayment option associated with the 2016 bridge units of $0.9 million. There was no gain or loss recognized upon the extinguishment.

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

On October 18, 2017, the Company’s stockholders approved an amendment to the 2017 Plan, which became effective upon the completion of the Company’s IPO, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 2,696,401. Additionally, the number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 607,324 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors or compensation committee. There were 277,038 options granted during the six months ended June 30, 2018. As of June 30, 2018, there were 2,236,949 options outstanding under the 2017 Plan and 450,881 shares remaining available to be issued under the 2017 Plan.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$287	$24	$537	$47
General and administrative expenses	374	37	738	76
Total	$661	$61	$1,275	$123

7.	Non-Controlling Interests

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

Under the Cantab Agreements, CAI agreed to submit a request to NIAID to novate the CAI-held NIAID contract to the Company. The NIAID contract provides for development funding of up to $6.3 million over a base and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million had been committed to CAI. Novation of the NIAID contract to the Company was finalized in December 2017. The Company shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million.

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

As of June 30, 2018 and December 31, 2017, the Company’s only remaining non-controlling interest relates to Spero Gyrase, Inc., which totaled $0.4 million.

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

The following table summarizes the future minimum payments due under the operating leases as of June 30, 2018 (in thousands):

Years Ending December 31,
2018 (remainder)	$453
2019	1,323
2020	1,016
2021	957
2022	1,076
Thereafter	2,200
$7,025

Rent expense during the three months ended June 30, 2018 and 2017 was $0.2 million. Rent expense during the six months ended June 30, 2018 and 2017 was $0.4 million.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2018 or December 31, 2017.

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

U.S. Department of Defense

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement is structured as a single, two-year $1.5 million award. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. The Company recognized $0.1 million and $0.2 million of revenue under this agreement during the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2017, respectively.

NIAID

In February 2017, the Company was awarded a grant from NIAID under its Small Business Innovation Research program, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds had been committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. The Company recognized $0.1 million and $0.2 million of revenue under this agreement during the three and six months ended June 30, 2018.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206 (see Note 10). Under these agreements,

CAI agreed to submit a request to NIAID to assign the CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for total development funding of up to $6.3 million, including a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. The Company recognized $0.3 million and $0.7 million of revenue under this agreement during the three and six months ended June 30, 2018. During the six months ended June 30, 2018, the Company recorded approximately $0.2 million in amounts payable to PBB under this agreement, which is included within research and development expenses within the consolidated statement of operations and comprehensive loss.

CARB-X

In April 2017, the Company was awarded a grant from CARB-X, a public-private partnership funded by the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services to be used to screen, identify and complete Phase 1 trials with at least one partner compound for SPR741, the Company’s lead Potentiator compound. The award committed to funding of $1.5 million over a 12-month period. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. The Company recognized less than $0.1 million and $0.5 million of revenue during the three and six months ended June 30, 2018, respectively, under this agreement. The Company recognized less than $0.1 million of revenue during the three and six months ended June 30, 2017.

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

Cantab License Agreement

Under the Cantab Agreements (see Note 7), the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.6 million and $6.7 million as of June 30, 2018 and December 31, 2017, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

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

11.	Australia Research and Development Tax Incentive

The Australian government has established a research and development tax incentive to encourage industry investment in research and development, which is available to companies incorporated under Australian law that have core research and development activities. In September 2016, the Company established Spero Potentiator Australia Pty Limited to carry out certain research and development activities. As this subsidiary meets the eligibility requirements of the Australian tax law, it is eligible to receive a 43.5% tax incentive for qualified research and development activities. The Company recorded $0.4 million as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss during both the three and six months ended June 30, 2018, associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The Company recorded $0.5 million and $0.6 million as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive during the three and six months ended June 30, 2017, respectively. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $2.3 million as of June 30, 2018 and $1.9 million as of December 31, 2017.

12.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(9,956)	$(9,763)	$(20,600)	$(16,174)
Less: Net loss attributable to non-controlling interests	—	(594)	—	(1,129)
Plus: Cumulative dividends on redeemable convertible preferred shares	—	(2,025)	—	(3,261)
Plus: Accretion of bridge units and redeemable convertible preferred shares to redemption value	—	(927)	—	(945)
Net loss attributable to common stockholders of Spero Therapeutics, Inc.	$(9,956)	$(12,121)	$(20,600)	$(19,251)

Denominator:
Weighted average common shares outstanding, basic and diluted	14,376,529	334,788	14,372,876	332,581

Net loss per share attributable to common stockholders of Spero Therapeutics, Inc., basic and diluted	$(0.69)	$(36.21)	$(1.43)	$(57.88)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Options to purchase common stock	2,236,949	—	2,236,949	—
Redeemable convertible preferred shares (as converted to common shares)	—	8,051,078	—	8,051,078
	2,236,949	8,051,078	2,236,949	8,051,078

13.Subsequent Events

On July 17, 2018, the Company completed an underwritten public offering of its common and preferred stock, which resulted in the sale of 3,780,000 shares of common stock at a price of $12.50 per share, and 2,220 shares of Series A Convertible Preferred Stock at a price of $12,500 per share. The Company received net proceeds from the offering of approximately $70.5 million after deducting underwriting discounts and commissions but before deducting offering expenses payable by the Company.

Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock. The Series A Preferred Stock has no voting rights, except as required by law and except that the consent of the Series A Preferred Stock holders will be required to amend the terms of the Series A Preferred Stock.

On July 16, 2018, the Company was awarded a contract from BARDA of up to $44.2 million to develop SPR994 for the treatment of complicated urinary tract infections (cUTIs) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award commits initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. The balance of the award is subject to BARDA exercising two options. The exercise of the first option would entail funding of $13.6 million and is exercisable by BARDA subject to the Company achieving specified milestones related to, among other things, clinical progress and data. The exercise of the second option would entail funding of $14.9 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (DTRA), a series of studies to assess the efficacy of SPR994 in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) under the direction of Spero. Because the FDA requires data from a human pneumonic disease as supportive of use of an antibiotic to treat a biothreat infection, the scope of the BARDA award includes the assessment of SPR994 levels in the lung of healthy volunteers as well as a proof of concept clinical trial in pneumonia patients, an indication for which tebipenem, SPR994's active pharmaceutical ingredient, is currently approved in Japan for pediatric use.

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

On July 17, 2018, we completed an underwritten public offering of 3,780,000 shares of our common stock at a price of $12.50 per share, and 2,220 shares of our Series A Convertible Preferred Stock at a price of $12,500 per share. We received net proceeds from the offering of approximately $70.5 million after deducting underwriting discounts and commissions but before deducting offering expenses payable by us.

Each share of Series A Preferred Stock is convertible into 1,000 shares of our common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series A Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of our Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of our common stock. The Series A Preferred Stock has no voting rights, except as required by law and except that the consent of the Series A Preferred Stock holders will be required to amend the terms of the Series A Preferred Stock.

Prior to the IPO and our July 2018 equity offering, we funded our operations with proceeds from the sale of preferred units and bridge units and payments received under a concluded collaboration agreement and funding from government contracts. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2018, we had an accumulated deficit of $117.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $66.6 million, which amount does not include the net proceeds of $70.5 million, prior to deducting offering expenses payable by us, that we received from our July 2018 equity offering. We believe that our existing cash, cash equivalents and marketable securities, together with the net proceeds from our July 2018 equity offering as well as initial funding committed under our BARDA award in July 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through top-line data readout of our planned pivotal Phase 3 clinical trial of SPR994. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

Recent Developments

SPR994 Dose Selection Data Supporting Planned Pivotal Phase 3 Clinical Trial

In July 2018, we announced positive interim data from our Phase 1 dose-selection clinical trial of SPR994 in complicated urinary tract infection, or cUTI. Based on those data, we have identified a proposed dose for our planned pivotal Phase 3 clinical trial of SPR994 in cUTI. Based on the data received to date, administration of 300 mg (immediate-release formulation) of SPR994 three times per day (i) has been well tolerated and free drug exposures in plasma and urine have been comparable to available data for the FDA-approved dose of IV-administered ertapenem, the most commonly used carbapenem for cUTI, (ii) has shown dose linearity of drug levels, (iii) suggested that SPR994 can be administered without regard to food and (iv) has not been associated with serious adverse events. At this dosing level, SPR994 has shown exposure levels that were observed in preclinical studies to be potent against the most common pathogens in  cUTI, including extended spectrum beta lactamases, or ESBL, producing E. coli and K. pneumoniae. The multiple-ascending dose, or MAD, component of the Phase 1 trial is continuing to evaluate the maximum tolerated dose for SPR994 and we expect to receive final data from the MAD portion of the trial in the third quarter of 2018. We believe these interim data will provide us with a sufficient basis to advance SPR994 into a pivotal Phase 3 clinical trial in cUTI at a dosage of 300 mg of SPR994 administered three times per day; final data from the study may support a higher dose. Following completion of the Phase 1 trial, we intend to request a pre-Phase 3 meeting with the U.S. Food and Drug Administration, or FDA, in the second half of 2018. Subject to our discussions with the FDA, we expect to submit an investigational new drug application, or IND, and initiate a pivotal Phase 3 clinical trial of SPR994 for the treatment of cUTI around year-end 2018.

Potentiator Platform Developments

In May 2018, we announced data from our completed Phase 1b drug-drug interaction clinical trial of SPR741. The Phase 1b trial was designed to assess the impact, if any, on the pharmacokinetics or tolerability of either SPR741 or beta-lactam drugs when the two are dosed together. The single-dose data indicated that the administration of three different beta-lactam antibiotics (ceftazidime, piperacillin/tazobactam, and aztreonam) had no impact on the pharmacokinetics or tolerability of SPR741. Such results provide support for the further development of SPR741 as a combination agent for the treatment of MDR infection.

In May 2018, we announced results from IND-enabling studies of SPR206. SPR206 was assessed in a suite of preclinical, IND-enabling studies, including 14-day, two species, good laboratory practice, or GLP, toxicology experiments, and in vitro and in vivo GLP safety pharmacology, and absorption, distribution, metabolism and excretion studies. The data, combined with earlier microbiological and in vivo efficacy testing of SPR206, support SPR206’s advancement as a clinical candidate for the treatment of MDR and extensively drug-resistant, or XDR, bacterial strains, including carbapenem-resistant Pseudomonas aeruginosa, Acinetobacter baumannii and Enterobacteriaceae. We believe the composite data suggest that SPR206 has the potential for wide therapeutic margins in the setting of serious Gram-negative infections in the hospital. Moreover, data from these studies suggest a potency and safety profile for SPR206 that may be superior to SPR741, and we believe SPR206 may have a potentially faster path to pivotal clinical trials when compared with SPR741, because SPR206 is being developed as a single agent.

As previously disclosed, we expect to select either SPR741 or SPR206 to bring forward as our lead Potentiator product candidate, based on our evaluation of available clinical data for each candidate and other factors, and we expect to seek partnering opportunities or other non-dilutive funding for further clinical development of the Potentiator candidate we elect to deprioritize. In light of the positive data from our preclinical toxicology studies of SPR206, we plan to initiate a Phase 1 clinical trial of SPR206 in 2019. We expect that data from this Phase 1 clinical trial of SPR206, together with the data from our completed Phase 1b clinical trial of SPR741, will enable us to select a lead Potentiator product candidate to advance into late-stage development. Our current view is that a prioritization decision can best be made after each of our Potentiator candidates has achieved a similar clinical development stage. Until such time, we expect to continue to assess clinical development strategies, partnering opportunities and non-dilutive funding for both of our lead Potentiator Platform product candidates.

Additional Non-Dilutive Government Funding for SPR994

In July 2018, we were awarded initial funding of $15.7 million from the Biomedical Advanced Research and Development Authority, or BARDA, with the potential for up to an additional $28.5 million over 5 years, if BARDA exercises all of its options under the award. This funding will support the further clinical development of SPR994. As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency, or DTRA, a series of studies to assess the efficacy of SPR994 in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted by the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, under the direction of Spero. Because the FDA requires data from a human pneumonic disease as supportive of use of an antibiotic to treat a biothreat infection, the scope of the BARDA award includes the assessment of SPR994 levels in the lung of healthy volunteers as well as a proof of concept clinical trial in pneumonia patients, an indication for which tebipenem, SPR994's active pharmaceutical ingredient, is currently approved in Japan for pediatric use.

In addition, as part of the collaboration described above, DTRA will provide support of up to $10.0 million to cover the cost of certain nonclinical biodefense studies contemplated by the collaboration, if specified milestones are achieved. While such funding would be for the purpose of developing SPR994 in these areas, we will not receive any funds from DTRA.

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

To date, all of our revenue has been derived from government awards. We expect that our revenue for the next several years will be derived primarily from payments under our government awards that we that we have entered or may look to enter into in the future.

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

NIAID

In February 2017, we received an award from the U.S. National Institute of Allergy and Infectious Diseases under its Small Business Innovation Research, or SBIR program, to conduct additional preclinical studies of SPR720. The award is structured as a 12-month $0.6 million base period, which has already been committed, and a $0.4 million option period. In February 2018 NIAID exercised the $0.4 million 12-month option period. We receive funding under the NIAID award as we incur qualifying expenses.

In June 2016, we entered into agreements with Pro Bono Bio PLC, a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited, in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to assign the CAI-held NIAID contract to us. The NIAID contract provides for total development funding of up to $6.3 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. Novation of the NIAID contract was finalized in December 2017. We will pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. During the three months ended June 30, 2018, we recorded approximately $0.1 million in amounts payable to PBB under this agreement.

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

Since the fourth quarter of 2016, we have recorded research and development expenses conducted by our Australian subsidiary net of a 43.5% research and development tax incentive we expect to receive for qualified expenses from the Australian government.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change

Direct research and development expenses by program:
SPR994	$1,782	$2,556	$(774)	$4,134	$3,745	$389
SPR741	17	1,655	(1,638)	883	3,495	(2,612)
SPR720	317	296	21	681	966	(285)
SPR206	2,274	—	2,274	4,849	—	4,849
Preclinical programs	(22)	691	(713)	9	1,141	(1,132)
Unallocated expenses:
Personnel related (including share-based compensation)	2,124	1,487	637	3,955	2,814	1,141
Facility related and other	882	772	110	1,788	1,295	493
Total research and development expenses	$7,374	$7,457	$(83)	$16,299	$13,456	$2,843

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future as we initiate additional clinical trials and other studies of SPR994, SPR206 and our other product candidates, continue to discover and develop additional product candidates, hire additional clinical and scientific personnel and acquire or in-license other product candidates and technologies.

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

As of June 30, 2018 and December 31, 2017, the derivative liability of $0.2 million recorded on our consolidated balance sheet relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc.

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the six months ended June 30, 2018. Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

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

In May 2017, we repurchased 100% of the issued and outstanding shares of Spero Europe, Ltd. held by the minority investor. In June 2017, we repurchased 100% of the issued and outstanding shares of Spero Potentiator, Inc. held by the minority investor. In July 2017, we repurchased 100% of the issued and outstanding shares of Spero Cantab, Inc. held by the minority investor. As a result of these repurchases of the non-controlling interests, for periods subsequent to each repurchase, we no longer attribute net income (loss) to the non-controlling interest. As of June 30, 2018, the remaining non-controlling interest relates only to Spero Gyrase, Inc.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	$ Change

Grant revenue	$463	$249	$214
Operating expenses:
Research and development	7,374	7,457	(83)
General and administrative	3,060	2,957	103
Total operating expenses	10,434	10,414	20
Loss from operations	(9,971)	(10,165)	194
Other income (expense):
Change in fair value of derivative liabilities	—	350	(350)
Interest income and other income (expense), net	15	52	(37)
Total other income (expense), net	15	402	(387)
Net loss	(9,956)	(9,763)	(193)
Less: Net loss attributable to non-controlling interest	—	(594)	594
Net loss attributable to Spero Therapeutics, Inc.	$(9,956)	$(9,169)	$(787)

Grant Revenue

Grant revenue recognized during the three months ended June 30, 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards, including $0.3 million under our award with NIAID related to our SPR206 program, $0.1 million under our award with NIAID related to our SPR720 program, and $0.1 million under our award from the DoD related to our SPR741 program. Grant revenue recognized during the three months ended June 30, 2017, was primarily related to $0.2 million under our award from the DoD related to our SPR741 program and, to a lesser extent, revenue recognized under our awards from CARB-X and NIAID related to our SPR741 program and SPR720 program, respectively.

Research and Development Expenses

	Three Months Ended June 30,
	2018	2017	$ Change

Direct research and development expenses by program:
SPR994	$1,782	$2,556	$(774)
SPR741	17	1,655	(1,638)
SPR720	317	296	21
SPR206	2,274	—	2,274
Preclinical programs	(22)	691	(713)
Unallocated expenses:
Personnel related (including share-based compensation)	2,124	1,487	637
Facility related and other	882	772	110
Total research and development expenses	$7,374	$7,457	$(83)

Direct costs related to our SPR994 program decreased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a decrease in preclinical costs for SPR994, lower costs associated with formulation development, manufacturing process and manufacturing of Phase 1 clinical trial material, as well as a $0.6 million upfront fee paid to Meiji during the three months ended June 30, 2017. These decreases were partially offset by an increase in clinical trial expenses related to our Phase 1 clinical trial, which commenced in October 2017. Research and development expenses for our SPR994 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $0.4 million during the three months ended June 30, 2018.

Direct costs related to our SPR741 program decreased in the three months ended June 30, 2018 primarily due to higher costs during the three months ended June 30, 2017 in connection with preparing for our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom, which was initiated in November 2017. Research and development expenses for our SPR741 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $0.5 million during the three months ended June 30, 2017. Because our Phase 1b clinical trial of SPR741 is complete, we anticipate that our direct costs related to our SPR741 program will continue at a reduced level pending our prioritization of our Potentiator product candidates.

Direct costs related to our SPR720 program increased slightly during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to higher costs related to IND-enabling toxicology studies during the three months ended June 30, 2018.

We designated SPR206 as a product candidate in July 2017, prior to which time it was included within our preclinical program efforts. Direct costs related to our SPR206 program during the three months ended June 30, 2018 were primarily due to preclinical costs related to toxicology studies and manufacturing efforts to support a potential Phase 1 study.

Direct costs related to our preclinical programs decreased by $0.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due primarily to lower spending on preclinical programs as we focused development efforts on our more advanced product candidates.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the three months ended June 30, 2018 and 2017 included share-based compensation expense of $0.3 million and less than $0.1 million, respectively. Facility-related and other costs increased slightly due to higher costs of supporting a larger group of research and development personnel and their research efforts.

General and Administrative Expenses

	Three Months Ended June 30,
	2018	2017	$ Change

Personnel related (including share-based compensation)	$1,643	$958	$685
Professional and consultant fees	1,144	$1,734	(590)
Facility related and other	273	$265	8
Total general and administrative expenses	$3,060	$2,957	$103

The increase in personnel-related costs was primarily a result of an increase in headcount in our general and administrative function and an increase in stock-based compensation expense related to additional employee stock options granted at a higher fair value of our common stock. Personnel-related costs for the three months ended June 30, 2018 and 2017 included share-based compensation expense of $0.4 million and less than $0.1 million, respectively.

The decrease in professional and consultant fees is primarily related to higher expenses incurred during the three months ended June 30, 2017 in connection with the Reorganization as well as our preparations to operate as a public company.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the three months ended June 30, 2018, compared to $0.4 million for the three months ended June 30, 2017. Other income, net for the three months ended June 30, 2018 primarily consisted of $0.3 million of interest income related to interest earned on our invested cash balances, partially offset by $0.3 million of other expenses. Other income for the three months ended June 30, 2017 was primarily due to a decrease of $0.4 million in the fair value of the derivative liability for anti-dilution rights granted to minority investors in Spero Gyrase Inc. and Spero Europe Ltd. resulting from our discontinuation of the underlying development programs of these subsidiaries.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	$ Change

Grant revenue	$1,616	$389	$1,227
Operating expenses:
Research and development	16,299	13,456	2,843
General and administrative	6,104	4,697	1,407
Total operating expenses	22,403	18,153	4,250
Loss from operations	(20,787)	(17,764)	(3,023)
Other income (expense):
Change in fair value of derivative liabilities	—	1,549	(1,549)
Interest income and other income (expense), net	187	41	146
Total other income (expense), net	187	1,590	(1,403)
Net loss	(20,600)	(16,174)	(4,426)
Less: Net loss attributable to non-controlling interest	—	(1,129)	1,129
Net loss attributable to Spero Therapeutics, Inc.	$(20,600)	$(15,045)	$(5,555)

Grant Revenue

Grant revenue recognized during the six months ended June 30, 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards, including $0.7 million under our award from NIAID related to our SPR206 program, $0.5 million under our CARB-X award related to our SPR741 program, $0.2 million under our award from the DoD related to our SPR741 program, and $0.2 million under our award with NIAID related to our SPR720 program. Revenue recognized during the six months ended June 30, 2017 of $0.4 million was primarily due to the reimbursement of qualifying expenses incurred in connection with the SPR741 program under our research and development award from the DoD and, to a lesser extent, revenue recognized under our awards from CARB-X and NIAID related to our SPR741 program and SPR720 program, respectively.

Research and Development Expenses

	Six Months Ended June 30,
	2018	2017	$ Change

Direct research and development expenses by program:
SPR994	$4,134	$3,745	$389
SPR741	883	3,495	(2,612)
SPR720	681	966	(285)
SPR206	4,849	—	4,849
Preclinical programs	9	1,141	(1,132)
Unallocated expenses:
Personnel related (including share-based compensation)	3,955	2,814	1,141
Facility related and other	1,788	1,295	493
Total research and development expenses	$16,299	$13,456	$2,843

Direct costs related to our SPR994 program increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to expenses related to our Phase 1 clinical trial, which commenced in October 2017, as well as formulation development, manufacturing process and manufacturing of clinical trial material, and partially offset by a decrease in preclinical costs related to this program, as well as a $0.6 million license fee paid to Meiji during the six months ended June 30, 2017. Research and development expenses for our SPR994 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $0.4 million during the six months ended June 30, 2018.

Direct costs related to our SPR741 program decreased during the six months ended June 30, 2018 primarily due costs incurred during the six months ended June 30, 2017, to prepare for the Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom, which was initiated in November 2017. Research and development expenses for our SPR741 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $0.7 million in the six months ended June 30, 2017.

Direct costs related to our SPR720 program decreased during the six months ended June 30, 2018 primarily due to higher preclinical and manufacturing costs related to IND-enabling toxicology studies during the six months ended June 30, 2017.

We designated SPR206 as a product candidate in July 2017. Direct costs related to our SPR206 program during the six months ended June 30, 2018 were primarily due to preclinical costs related to toxicology studies and manufacturing efforts to support a potential Phase 1 study. We expect direct costs related to our SPR206 program to continue to increase as we prepare to initiate a Phase 1 clinical trial for SPR206.

Direct costs related to our preclinical programs decreased by $1.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due primarily to lower spending on preclinical programs as we focused development efforts on our more advanced product candidates.

The increase in personnel-related costs of $1.1 million included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the six months ended June 30, 2018 and 2017 included share-based compensation expense of $0.5 million and less than $0.1 million, respectively. The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger group of research and development personnel and their research efforts.

General and Administrative Expenses

	Six Months Ended June 30,
	2018	2017	$ Change

Personnel related (including share-based compensation)	$3,150	$1,596	$1,554
Professional and consultant fees	2,453	2,696	(243)
Facility related and other	501	405	96
Total general and administrative expenses	$6,104	$4,697	$1,407

The increase in personnel-related costs of $1.6 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the six months ended June 30, 2018 and 2017 included share-based compensation expense of $0.7 million and less than $0.1 million, respectively.

The decrease in professional and consultant fees of $0.2 million was primarily related to increased expenses during the six months ended June 30, 2017 related to the Reorganization as well as our preparations to operate as a public company.

Other Income (Expense), Net

Other income, net was $0.2 million for the six months ended June 30, 2018, compared to $1.6 million for the six months ended June 30, 2017. Other income, net for the six months ended June 30, 2018  primarily consisted of $0.5 million of interest income related to interest earned on our invested cash balances, partially offset by $0.4 million of other expenses. Other income during the six months ended June 30, 2017 primarily consisted of a decrease of $1.6 million in the fair value of the derivative liability for anti-dilution rights granted to minority investors in Spero Gyrase Inc. and Spero Europe Ltd. resulting from our discontinuation of the underlying development programs of these subsidiaries.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID and CARB-X. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under a concluded collaboration agreement and funding from government contracts and, most recently, in November 2017 with proceeds from the IPO of our common stock, and in July 2018 with an underwritten public offering of our common and preferred stock. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $66.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(20,602)	$(15,856)
Cash used in investing activities	(17,825)	—
Cash provided by (used in) financing activities	(196)	41,840
Net increase (decrease) in cash and cash equivalents	$(38,623)	$25,984

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $20.6 million, primarily resulting from our net loss of $20.6 million, adjusted for net non-cash items of $1.6 million (primarily stock-based compensation). Net cash used by changes in our operating assets and liabilities was $1.6 million and consisted primarily of a decrease of $1.9 million in accounts payable and accrued expenses and a $0.4 million increase in receivables related to the Australian research and development tax initiative, partially offset by a decrease of $0.2 million in other receivables a $0.6 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities for the six months ended June 30, 2017 was $15.9 million, primarily resulting from our net loss of $16.2 million, adjusted for net non-cash items of $1.3 million, partially offset by cash provided by changes in our operating assets and liabilities of $1.6 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a $1.8 million increase in accrued expenses and other current liabilities, a $0.3 million decrease in prepaid expenses and other current assets, partially offset by a $0.6 million increase in receivables related to the Australian research and development tax initiative.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our development programs and the timing of vendor invoicing and payments.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2018 was $17.8 million related to the net purchase of marketable securities. We did not use any cash for investing activities during the six months ended June 30, 2017.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2018 consisted of $0.2 million of payments of costs related to our July 2018 equity offering, slightly offset by proceeds from the exercise of employee stock options. Cash provided by financing activities during the six months ended June 30, 2017 of $41.8 million consisted primarily of net proceeds of $43.0 million from the sale of our Class C preferred units, partially offset by $1.0 million of cash used to purchase outstanding shares of Spero Potentiator, Inc. from the minority interest holder.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the timing and costs of our planned clinical trials of SPR994 and SPR206;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of our other product candidates and potential new product candidates;
•	the amount of funding that we receive under government contracts that we have applied for;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the proceeds from our July 2018 equity offering as well as initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through the top-line data readout of our planned pivotal Phase 3 clinical trial of SPR994. However, we do not expect that these funds will be sufficient to fund the development of all of our product candidates through regulatory approval and commercialization. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2018, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $66.6 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of June 30, 2018, the net fair value of our interest sensitive marketable securities would hypothetically decline by less than $0.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2013. Our net loss was $20.6 million for the six months ended June 30, 2018, and $39.9 million and $32.6 million for the years ended December 31, 2017 and 2016, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization. We have financed our operations primarily through sales of our equity securities, collaborations and government funding for research and development. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we commence and advance our planned clinical trials and other studies of SPR994 and SPR206, seek marketing approval for SPR994 if clinical trials are successful, and evaluate the advancement of our other product candidates, including SPR741, SPR206 and SPR720. If we obtain marketing approval for SPR994 or any other product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2018, together with the proceeds of our July 2018 equity offering, as well as initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through the top-line data readout of our planned pivotal Phase 3 clinical trial of SPR994. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing and planned clinical trials of SPR994;
•	the timing and costs of potential clinical trials for other product candidates;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of our other product candidates and potential product candidates;
•	the amount of funding that we receive under our government awards;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

As of July 2018, our non-dilutive sources of funding consisted of awards from CARB-X and the DoD that provide partial funding for the development of our Potentiator Platform product candidates, including SPR741, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, and most recently, an award from BARDA for SPR994.

Our DoD cooperative agreement is structured as a single, two-year $1.5 million award. We are eligible for the full funding from the DoD and there are no options to be exercised at a later date. The NIAID SBIR award is structured as a base period followed by a single option. For the base period of March 1, 2017 through February 28, 2018, NIAID committed funding of approximately $0.6 million for the SPR720 program. In February 2018 NIAID exercised the approximately $0.4 million option, which will have a period of performance from March 1, 2018 through February 28, 2019. The NIAID contract for SPR206 provides for total development funding of up to $6.3 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. The CARB-X award is structured as a base period followed by two sequential options. In March 2017, CARB-X committed funds of $1.5 million to support SPR741 development efforts for the period from April 1, 2017 to March 31, 2018. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. The NIAID and CARB-X awards are subject to termination for convenience at any time by NIAID and CARB-X. Neither organization is obligated to provide funding to Spero beyond the base period amounts from Congressionally approved annual appropriations.

The BARDA award commits funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021. The balance of the award is subject to BARDA exercising two options. As part of our SPR994 collaboration with BARDA described above, there will be studies assessing the efficacy of SPR994 in treatment of infections caused by biodefense threats such as anthrax, plague, and melioidosis, including a possible clinical trial in pneumonia patients. The nonclinical biodefense studies will be conducted by USAMRIID under the direction of the Company. The Defense Threat Reduction Agency, or DTRA, will provide up to $10.0 million in addition to the total potential $44.2 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing SPR994 in these areas, we will not receive any funds from DTRA.

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

Under recently enacted U.S. federal tax legislation, although the treatment of net operating loss carryforwards arising in tax years beginning on or before December 31, 2017 has generally not changed, net operating loss carryforwards arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income. In addition, net operating losses arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, as opposed to the 20-year carryforward under prior law.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants, among others. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one of the factors listed or otherwise. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of or intolerability of our product candidates or may determine that our product candidates are toxic or not well tolerated when that is not in fact the case. In the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot make assurances that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for SPR994 or any of our other product candidates, including:

•	the FDA or other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•

we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

The inclusion and exclusion criteria for our contemplated Phase 3 clinical trial of SPR994 may adversely affect our enrollment rates for patients in these trials. In addition, many of our competitors also have ongoing clinical trials for product candidates that would treat the same indications as we contemplate for SPR994 or our other product candidates, and patients who would otherwise be eligible for any clinical trials we may conduct for such product candidates may instead enroll in clinical trials of our competitors’ product candidates.

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

If our planned pivotal Phase 3 clinical trial of SPR994 does not yield data that confirm the clinical and microbiological efficacy of SPR994 as suggested by the results from the Phase 2 clinical trials conducted by Meiji and Global Pharma, then our clinical pathway for SPR994 could be delayed and our business could be materially harmed.

Preliminary or interim data from our clinical studies that we announce or publish from time to time, including preliminary data from our Phase 1 clinical trial of SPR994 and our dose-selection findings, may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Preliminary or interim data from our clinical studies are not necessarily predictive of final data. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change, as more patient data become available and we issue our final clinical study report. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could affect our planned clinical path for SPR994, including potentially increasing cost and/or causing delay in such development.

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

While the active pharmaceutical ingredient in SPR994, tebipenem, is approved in Japan, our formulation of tebipenem, SPR994, has not yet been tested in patients. There may be unforeseen serious adverse events or side effects that differ from those seen in the Japanese studies. To date, patients treated with the active ingredient in SPR994 have experienced drug-related side effects including diarrhea, temporary increases in hepatic enzymes, allergic reactions, rash, and convulsions. To date, SPR994 has generally been well tolerated in clinical trials conducted in healthy subjects and there have been no reports of serious adverse events related to SPR994, but additional adverse events may emerge in any subsequent clinical trials.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including ceftazidime-avibactam (“Avycaz”) from Allergan plc and Pfizer Inc., ceftolozane-tazobactam (“Zerbaxa”) from Merck & Co., plazomicin (“Zemdri”) from Achaogen, Inc, and meropenem-vaborbactam (“Vabomere”) from Melinta Therapeutics, Inc. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant Gram-negative infections, including cefiderocol from Shionogi & Co. Ltd., eravacycline IV from Tetraphase Pharmaceuticals, Inc. and imipenem-relebactam from Merck & Co.

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

Although a substantial amount of our efforts will focus on planned clinical trials and potential approval of our lead product candidate, SPR994, our lead Potentiator Platform product candidates, SPR741 and SPR206, and SPR720, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates. Other than SPR994 and SPR741, all of our potential product candidates remain in the discovery and preclinical stages.

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

Our internal computer systems, or those of our contract research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs, and could subject us to liability.

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

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

We rely on third parties to conduct all of our preclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our product candidates. If they do not perform satisfactorily, our business may be materially harmed.

We do not independently conduct nonclinical studies that comply with GLP requirements. We also do not have the ability to independently conduct clinical trials of any of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials of SPR994 and SPR741 and expect to rely on these third parties to conduct clinical trials of our other product candidates and potential product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and increase our costs.

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and applicable regulatory requirements. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our GLP-compliant nonclinical studies and clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions also require us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCP standards, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot make assurances that, upon inspection, the FDA will determine that any of our clinical trials comply with GCP. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. The inability or failure of our manufacturers to successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, may require us to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being 36 imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our U.S. Government Contracts and to Certain Grant Agreements

Our use of government funding for certain of our programs adds complexity to our research and commercialization efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

We have received significant non-dilutive financing from various government agencies for the further development of our product candidates. Such funding sources may pose risks to us not encountered in other commercial contracts, including significant regulatory compliance risks. Contracts funded by the U.S. government and its agencies include provisions that reflect the government’s substantial public policy and compliance requirements, and substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•	terminate agreements, in whole or in part, for any reason or no reason;
•	reduce or modify the government’s obligations under such agreements without the consent of the contractor;
•	claim rights, including intellectual property rights, in products and data developed under such agreements;
•	audit contract-related costs and fees, including allocated indirect costs;
•	suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
•	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;
•	suspend or debar the contractor or grantee from doing future business with the government;
•	control and potentially prohibit the export of products; and
•	pursue criminal or civil remedies under the False Claims Act, or the FCA, the False Statements Act and similar remedy provisions specific to government agreements.

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
•

mandatory socioeconomic compliance requirements, including labor standards, anti-human-trafficking, non-discrimination and affirmative action programs, energy efficiency and environmental compliance requirements.

If we fail to maintain compliance with these requirements, we may be subject to potential contract or FCA liability and to termination of our contracts.

U.S. government agencies have special contracting requirements that give them the ability to unilaterally control our contracts.

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	audit and object to our government contract-related costs and fees, and require us to reimburse all such costs and fees;
•	suspend or prevent us for a set period of time from receiving new contracts or extending our existing contracts based on violations or suspected violations of laws or regulations;
•	cancel, terminate or suspend our contracts based on violations or suspected violations of laws or regulations;
•	terminate our contracts if in the government’s interest, including if funds become unavailable to the applicable governmental agency;
•	reduce the scope and value of our contract; and
•	change certain terms and conditions in our contract.

The U.S. government will be able to terminate any of its contracts with us, either for convenience or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

Our business is subject to audit by the U.S. government and other potential sources for grant funding, including under our contracts with BARDA, NIAID, DoD, and CARB-X, and a negative outcome in an audit could adversely affect our business

U.S. government agencies such as the Department of Health and Human Services, or the DHHS, and the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The DHHS and the DCAA also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be paid, while such costs already paid must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;
•	forfeiture of profits;
•	suspension of payments;
•	fines; and
•	suspension or prohibition from conducting business with the U.S. government.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease.

Laws and regulations affecting government contracts make it more expensive and difficult for us to successfully conduct our business.

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our government contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

•

the Federal Acquisition Regulations, or the FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•

business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and include other requirements such as the Anti-Kickback Statute and the Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and
•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These requirements change frequently, such as through appropriations bills or executive orders. Any changes in applicable laws and regulations could restrict our ability to maintain our existing BARDA and other government contracts and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our results of operations.

Provisions in our U.S. government contracts, including our contracts with BARDA, may affect our intellectual property rights.

Certain of our activities have been funded, and may in the future be funded, by the U.S. government, including through our contracts with BARDA. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention and rights that may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the United States.

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

We may seek orphan drug designation for certain of our product candidates. We may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to take advantage of the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. There can be no assurance that the FDA will grant orphan designation for any indication for which we apply.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, it is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. As a result of the TCJA, our net deferred tax assets and liabilities existing as of December 31, 2017 were revalued at the newly enacted U.S. corporate rate. The impact of this tax reform is uncertain and could be adverse. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

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

In addition, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Our management will have broad discretion in the application of our cash reserves, including the proceeds from our IPO and our July 2018 equity offering, and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

As of June 30, 2018, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 74% of our capital stock.

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

As of June 30, 2018, we had used approximately $28.0 million from the net proceeds from our IPO.

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	7/17/2018	001-38266
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: August 9, 2018	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Joel Sendek
Joel Sendek
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)