Form 10-Q
period 2018-09-30
Spero Therapeutics, Inc.
filed 2018-11-08
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of November 5, 2018, the registrant had 18,187,488 shares of common stock, $0.001 par value per share, outstanding.

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

i

Spero Therapeutics, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$40,480	$87,288
Marketable securities	90,745	—
Other receivables	332	1,011
Tax incentive receivable, current	944	1,932
Prepaid expenses and other current assets	1,222	1,828
Total current assets	133,723	92,059
Property and equipment, net	2,191	1,164
Deposits	206	206
Restricted cash	—	50
Total assets	$136,120	$93,479
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,364	$3,470
Accrued expenses and other current liabilities	8,564	4,321
Derivative liabilities	223	223
Deferred rent	127	143
Total current liabilities	10,278	8,157
Deferred rent, net of current portion	290	365
Total liabilities	10,568	8,522
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 2,220 shares issued and outstanding as of September 30, 2018 and zero shares issued and outstanding as of December 31, 2017	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized as of September 30, 2018 and December 31, 3017; 18,182,494 shares issued and outstanding as of September 30, 2018 and 14,369,182 shares issued and outstanding as of December 31, 2017	18	14
Additional paid-in capital	253,105	181,428
Accumulated deficit	(127,903)	(96,840)
Accumulated other comprehensive loss	(23)	—
Total Spero Therapeutics, Inc. stockholders' equity	125,197	84,602
Non-controlling interests	355	355
Total stockholders' equity	125,552	84,957
Total liabilities and stockholders' equity	$136,120	$93,479

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Grant revenue	$658	$597	$2,274	$986
Operating expenses:
Research and development	8,459	6,910	24,758	20,366
General and administrative	3,134	3,653	9,238	8,350
Total operating expenses	11,593	10,563	33,996	28,716
Loss from operations	(10,935)	(9,966)	(31,722)	(27,730)
Other income (expense):
Change in fair value of derivative liabilities	—	(2)	—	1,547
Interest income and other income (expense), net	472	124	659	165
Total other income (expense), net	472	122	659	1,712
Net loss	(10,463)	(9,844)	(31,063)	(26,018)
Less: Net loss attributable to non-controlling interest	—	(8)	—	(1,137)
Net loss attributable to Spero Therapeutics, Inc.	(10,463)	(9,836)	(31,063)	(24,881)
Cumulative dividends on redeemable convertible preferred shares	—	(2,052)	—	(5,313)
Accretion of redeemable bridge units and redeemable convertible preferred shares to redemption value	—	(188)	—	(1,133)
Net loss attributable to common stockholders of Spero Therapeutics, Inc.	$(10,463)	$(12,076)	$(31,063)	$(31,327)

Net loss per share attributable to common stockholders per share, basic and diluted	$(0.60)	$(36.02)	$(2.01)	$(93.96)

Weighted average common shares outstanding, basic and diluted:	17,471,462	335,285	15,417,087	333,402

Comprehensive loss:
Net loss	(10,463)	(9,844)	(31,063)	(26,018)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(8)	—	(23)	—
Total other comprehensive gain (loss)	(8)	—	(23)	—
Total comprehensive loss	$(10,471)	$(9,844)	$(31,086)	$(26,018)

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(31,063)	$(26,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270	264
Loss on disposal of fixed assets	248	—
Change in fair value of derivative liabilities	—	(1,547)
Share-based compensation	1,980	1,054
Unrealized foreign currency transaction (gain) loss	237	(93)
Accretion of discount on marketable securities	(346)	—
Changes in operating assets and liabilities:
Other receivables	679	(233)
Prepaid expenses and other current assets	706	204
Tax incentive receivables	980	(806)
Accounts payable	(2,088)	(112)
Accrued expenses and other current liabilities	2,372	1,011
Deferred rent	(91)	(95)
Net cash used in operating activities	(26,116)	(26,371)
Cash flows from investing activities:
Purchases of marketable securities	(104,421)	—
Proceeds from maturities of marketable securities	14,000	—
Purchases of property and equipment	(22)	—
Net cash used in investing activities	(90,443)	—
Cash flows from financing activities:
Proceeds from 2018 equity offering	70,500	—
Payment of offering costs related to 2018 equity offering	(996)	—
Proceeds from stock option exercises	197	—
Proceeds from issuance of Class C preferred units, net of issuance costs	—	43,111
Payment of offering costs related to 2017 initial public offering	—	(507)
Cash payment for Potentiator non-controlling interests	—	(1,175)
Net cash provided by (used in) financing activities	69,701	41,429
Net (decrease) increase in cash and cash equivalents	(46,858)	15,058
Cash, cash equivalents and restricted cash at beginning of period	87,338	10,365
Cash, cash equivalents and restricted cash at end of period	$40,480	$25,423

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accrued expenses	$1,628	$28
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,588
Conversion of bridge units into preferred units	$—	$8,500
Settlement of derivative liabilities upon issuance of preferred units	$—	$944
Cumulative dividends on redeemable convertible preferred units	$—	$5,313
Accretion of redeemable convertible preferred units to redemption value	$—	$557
Accretion of bridge units to redemption value	$—	$576
Elimination of non-controlling interest balance upon repurchase of the non-controlling interest	$—	$5,306

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

On July 17, 2018, the Company completed an underwritten public offering of its common and preferred stock, which resulted in the sale of 3,780,000 shares of common stock at a price of $12.50 per share, and 2,220 shares of Series A Convertible Preferred Stock at a price of $12,500 per share. Each share of Series A Convertible Preferred Stock sold in the offering is convertible into 1,000 shares of the Company’s common stock. The Company received net proceeds from the offering of approximately $70.5 million after deducting underwriting discounts and commissions but before deducting $1.0 million of offering expenses payable by the Company.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement and funding from government contracts, and most recently, with proceeds from the IPO completed in November 2017 and the underwritten public offering of common and Series A Convertible Preferred Stock completed in July 2018. The Company has incurred recurring losses since inception, including net losses attributable to Spero Therapeutics, Inc. of $31.1 million for the nine months ended September 30, 2018, and $38.7 million and $25.5 million for the years ended December 31, 2017 and 2016, respectively. In addition, as of September 30, 2018, the Company had an accumulated deficit of $127.9 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the quarterly consolidated financial statements, or November 8, 2018, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, capital expenditure requirements through at least 12 months from the issuance date of these quarterly consolidated financial statements. However, the future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its future operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management intends to pursue plans to obtain additional funding to finance its operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2018, and results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017 have been made. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company’s preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the

Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders of Spero Therapeutics, Inc., diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. is the same as basic net loss per share attributable to common stockholders of Spero Therapeutics, Inc., since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders of Spero Therapeutics, Inc. for the three and nine months ended September 30, 2018 and 2017.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The Company adopted this standard using the modified retrospective approach, however the Company determined that government grant revenue is outside the scope of ASC 606. Therefore, the adoption of ASC 606 did not impact the Company’s financial position, results of operations or cash flows as its only existing revenue source as of September 30, 2018 is government grants.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years, and early adoption is permitted. The FASB subsequently issued amendments to ASU 2016-02, which have the same effective date and transition date of January 1, 2019: (i) ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU 2016-02; and (ii) ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component. The Company is in the process of reviewing its existing lease contracts and evaluating the impact that these adoption of these new leasing standards may have on its consolidated statements of operations. The Company expects that the adoption of the new leasing standards will result in the recognition of material ROU assets and liabilities in its consolidated balance sheets. The Company does not expect the adoption of the new leasing standards will have a material impact to its consolidated statement of operations. The Company will adopt the new leasing standards using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements. The inclusion of restricted cash increased the beginning and ending balances of the unaudited condensed consolidated statement of cash flows by $50,000 for the nine months ended September 30, 2017.

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

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,896	$—	$29,896
U.S. government securities	—	5,994	—	5,994
Total cash equivalents	—	35,890	—	35,890
Marketable securities:
U.S. government securities	—	38,761	—	38,761
U.S. corporate bonds	—	35,594	—	35,594
U.S. commercial paper	—	16,390	—	16,390
Total marketable securities	—	90,745	—	90,745
Total cash equivalents and marketable securities	$—	$126,635	$—	$126,635

Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
Total derivative liabilities	$—	$—	$223	$223

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$—	$83,121	$—	$83,121
	$—	$83,121	$—	$83,121

Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

During the three and nine months ended September 30, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3 categories.

Marketable Securities

The Company’s marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing sources, which generally derive security prices from recently reported trades for identical or similar securities.

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2018 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$38,771	$1	$(11)	$38,761
U.S. corporate bonds	35,607	1	(14)	35,594
U.S. commercial paper	16,390	—	—	16,390
	$90,768	$2	$(25)	$90,745

As of September 30, 2018, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the consolidated balance sheet date. The Company did not own any marketable securities as of December 31, 2017.

Anti-Dilution Rights

In connection with the issuance of non-controlling interests in certain of the Company’s subsidiaries (see Note 8), specifically Spero Potentiator, Inc., Spero Europe, Ltd. and Spero Gyrase, Inc., the Company granted anti-dilution rights to the minority investors. The Company classifies the anti-dilution rights as a derivative liability on its consolidated balance sheet because they are freestanding instruments that represent a conditional obligation to issue a variable number of shares. The Company remeasures the derivative liability associated with the anti-dilution rights to fair value at each reporting date, and recognizes changes in the fair value of the derivative liability as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. The fair value of these derivative liabilities was determined using a discounted cash flow model. As of September 30, 2018 and December 31, 2017, the Company’s fair value of the anti-dilution rights relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc., as detailed below.

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

The most significant assumption impacting the fair value of the anti-dilution rights was the probability that the Company would fund the maximum amount of investment providing anti-dilution protection. Upon issuance of the rights and through December 31, 2016, the probability of such funding was determined to be 100%. During 2017, the probability of such funding was reduced to 0% due to the Company’s decision to no longer pursue development of the acquired technology. The fair value of the derivative liability decreased accordingly by $1.4 million to $0.2 million by June 30, 2017. As of September 30, 2018 and December 31, 2017, the value of the derivative liability of $0.2 million represents amounts funded to the entity that could be settled by the issuance of equity.

4.	Accrued Expenses and Other Current Liabilities

	September 30, 2018	December 31, 2017
Accrued external research and development expenses	$4,146	$1,770
Accrued payroll and related expenses	1,622	1,369
Accrued professional fees	727	878
Accrued manufacturing equipment	1,559	—
Accrued other	510	304
	$8,564	$4,321

5.Convertible Preferred Shares

Series A Convertible Preferred Shares

The Company’s amended and restated certificate of incorporation authorizes its Board of Directors to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. As part of the Company’s July 2018 underwritten public offering, 2,220 shares were designated as Series A Convertible Preferred Stock and issued at a price of $12,500 per share.

Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series A Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Convertible Preferred Stock will receive a payment equal to $0.001 per share of Series A Convertible Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares, before any proceeds are distributed to the holders of common stock or any of our securities that by their terms are junior to the Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no voting rights, except as required by law and except that the consent of the outstanding Series A Convertible Preferred Stock holders will be required to amend the terms of the Series A

Convertible Preferred Stock. The Series A Convertible Preferred Stock does not have any mandatory redemption rights or other redemption rights that would be outside of the Company’s control. As such, the Company has classified the Series A Convertible Preferred Stock within permanent equity in its consolidated balance sheet.

Redeemable Convertible Preferred Shares

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

6.	Common Stock

On July 17, 2018, the Company completed an underwritten public offering of its common and preferred stock, which resulted in the sale of 3,780,000 shares of common stock at a price of $12.50 per share, and 2,220 shares of Series A Convertible Preferred Stock at a price of $12,500 per share. The Company received net proceeds from the offering of approximately $70.5 million after deducting underwriting discounts and commissions but before deducting $1.0 million of offering expenses payable by the Company.

7.	Share-Based Compensation

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

On October 18, 2017, the Company’s stockholders approved an amendment to the 2017 Plan, which became effective upon the completion of the Company’s IPO, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 2,696,401. Additionally, the number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 607,324 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors or compensation committee. There were 322,730 options granted during the nine months ended September 30, 2018. As of September 30, 2018, there were 2,186,378 options outstanding under the 2017 Plan and 476,711 shares remaining available to be issued under the 2017 Plan.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$252	$202	$789	$249
General and administrative expenses	453	729	1,191	805
Total	$705	$931	$1,980	$1,054

8.	Non-Controlling Interests

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

As of September 30, 2018 and December 31, 2017, the Company’s only remaining non-controlling interest relates to Spero Gyrase, Inc., which totaled $0.4 million.

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

The following table summarizes the future minimum payments due under the operating leases as of September 30, 2018 (in thousands):

Years Ending December 31,
2018 (remainder)	$248
2019	1,323
2020	1,016
2021	957
2022	1,076
Thereafter	2,200
$6,820

Rent expense during the three months ended September 30, 2018 and 2017 was $0.2 million. Rent expense during the nine months ended September 30, 2018 and 2017 was $0.6 million.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2018 or December 31, 2017.

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

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop SPR994 for the treatment of complicated urinary tract infections (“cUTIs”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award commits initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. The balance of the award is subject to BARDA exercising two options. The exercise of the first option would entail funding of $13.6 million and is exercisable by BARDA subject to the Company achieving specified milestones related to, among other things, clinical progress and data. The exercise of the second option would entail funding of $14.9 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below. The Company recognized $0.2 million of revenue under this award during the three and nine months ended September 30, 2018.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of SPR994 in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) under the direction of Spero. Because the FDA requires data from a human pneumonic disease as supportive of use of an antibiotic to treat a biothreat infection, the scope of the BARDA award includes the assessment of SPR994 levels in the lung of healthy volunteers as well as a proof of concept clinical trial in pneumonia patients, an indication for which tebipenem, SPR994's active pharmaceutical ingredient, is currently approved in Japan for pediatric use.

U.S. Department of Defense

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement is structured as a single, two-year $1.5 million award. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. The Company recognized less than $0.1 million and $0.2 million of revenue under this agreement during the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2017, respectively.

NIAID

In February 2017, the Company was awarded a grant from NIAID under its Small Business Innovation Research program, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds had been committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. The Company recognized less than $0.1 million and $0.3 million of revenue under this agreement during the three and nine months ended September 30, 2018. The Company recognized $0.1 million of revenue in the three and nine months ended September 30, 2017 under this agreement.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206 (see Note 11). Under these agreements, CAI agreed to submit a request to NIAID to assign the CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for total development funding of up to $6.3 million, including a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. The Company recognized $0.4 million and $1.1 million of revenue under this agreement during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, the Company recorded approximately $0.1 million and $0.4 million, respectively, in expense associated with amounts payable to PBB under this agreement, which has been included within research and development expenses within the consolidated statement of operations and comprehensive loss.

CARB-X

In April 2017, the Company was awarded a grant from CARB-X, a public-private partnership funded by BARDA within the U.S. Department of Health and Human Services to be used to screen, identify and complete Phase 1 trials with at least one partner compound for SPR741, one of the Company’s Potentiator Platform product candidates. The award committed to funding of $1.5 million over a 12-month period. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. The Company recognized zero and $0.5 million of revenue during the three and nine months ended September 30, 2018, respectively, under this agreement. The Company recognized $0.4 million and $0.5 million of revenue during the three and nine months ended September 30, 2017, respectively, under this agreement.

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

Cantab License Agreement

Under the Cantab Agreements (see Note 8), the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.5 million and $6.7 million as of September 30, 2018 and December 31, 2017, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make milestone payments of up to $3.0 million upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of SPR994. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. Additionally, the Company will pay Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheet as of September 30, 2018.

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

12.	Australia Research and Development Tax Incentive

The Australian government has established a research and development tax incentive to encourage industry investment in research and development, which is available to companies incorporated under Australian law that have core research and development activities. In September 2016, the Company established Spero Potentiator Australia Pty Limited to carry out certain research and development activities. As this subsidiary meets the eligibility requirements of the Australian tax law, it is eligible to receive a 43.5% tax incentive for qualified research and development activities. The Company recorded $0.3 million and $0.7 million as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss during both the three and nine months ended September 30, 2018, respectively, associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The Company recorded $0.1 million and $0.8 million as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive during the three and nine months ended September 30, 2017, respectively. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $0.7 million as of September 30, 2018 and $1.9 million as of December 31, 2017.

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(10,463)	$(9,844)	$(31,063)	$(26,018)
Less: Net loss attributable to non-controlling interests	—	(8)	—	(1,137)
Plus: Cumulative dividends on redeemable convertible preferred shares	—	(2,052)	—	(5,313)
Plus: Accretion of bridge units and redeemable convertible preferred shares to redemption value	—	(188)	—	(1,133)
Net loss attributable to common stockholders of Spero Therapeutics, Inc.	$(10,463)	$(12,076)	$(31,063)	$(31,327)

Denominator:
Weighted average common shares outstanding, basic and diluted	17,471,462	335,285	15,417,087	333,402

Net loss per share attributable to common stockholders of Spero Therapeutics, Inc., basic and diluted	$(0.60)	$(36.02)	$(2.01)	$(93.96)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Options to purchase common stock	2,186,378	1,541,474	2,186,378	1,541,474
Series A Convertible Preferred Stock (as converted to common shares)	2,220,000	—	2,220,000	—
Redeemable convertible preferred shares (as converted to common shares)	—	8,062,403	—	8,062,403
	4,406,378	9,603,877	4,406,378	9,603,877

14.Subsequent Events

The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date at which the condensed consolidated financial statements were available to be issued. There were no material subsequent events.

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

On July 17, 2018, we completed an underwritten public offering of 3,780,000 shares of our common stock at a price of $12.50 per share, and 2,220 shares of our Series A Convertible Preferred Stock at a price of $12,500 per share. We received net proceeds from the offering of approximately $70.5 million after deducting underwriting discounts and commissions but before deducting $1.0 million of offering expenses payable by us.

Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of our common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series A Convertible Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of our Series A Convertible Preferred Stock will receive a payment equal to $0.001 per share of Series A Convertible Preferred Stock before any proceeds are distributed to the holders of our common stock. The Series A Convertible Preferred Stock has no voting rights, except as required by law and except that the consent of the Series A Convertible Preferred Stock holders will be required to amend the terms of the Series A Convertible Preferred Stock.

Prior to the IPO and our July 2018 equity offering, we funded our operations with proceeds from the sale of preferred units and bridge units and payments received under a concluded collaboration agreement and funding from government contracts. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2018, we had an accumulated deficit of $127.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $131.2 million. We believe that our existing cash, cash equivalents and marketable securities, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through top-line data readout of our planned pivotal Phase 3 clinical trial of SPR994. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

Recent Developments

SPR994 Phase 1 Final Results and Dose Selection Data Supporting Planned Pivotal Phase 3 Clinical Trial

In September 2018, we announced positive results from the final analysis of our Phase 1 clinical trial of SPR994 in healthy volunteers. The final data expand on the interim data announced in July 2018, and the Company anticipates the data will support the advancement of SPR994 at a dose of 600 mg administered three times per day, or TID, into a pivotal Phase 3 clinical trial, which we expect to initiate around year-end 2018, subject to our discussions with the FDA. Dose escalation within the multiple ascending dose, or MAD, portion of the trial demonstrated that 600 mg of SPR994 provides greater drug exposure than was observed in the first dosing cohort of 300 mg while maintaining a favorable safety, tolerability and pharmacokinetic profile.

The Phase 1 single ascending dose, or SAD, and MAD clinical trial assessed the safety, tolerability and pharmacokinetics of orally administered SPR994. The Phase 1 clinical trial enrolled 124 healthy adult volunteers into 14 SAD cohorts with SPR994 given orally as single doses ranging from 100 mg to 900 mg daily and 2 MAD cohorts with SPR994 given orally at doses of 300 mg and 600 mg every 8 hours for 14 days. Repeated dose administration of both 300mg and 600mg of SPR994 was well tolerated, with a safety profile consistent with the carbapenem class of antibiotics. Final results demonstrated a linear and proportional increase in plasma exposure over the dose range tested, with no accumulation over 14 days of repeated dosing. Furthermore, the administration of SPR994 in the fed or fasting state did not substantially alter the plasma drug exposure, indicating that SPR994 can likely be administered without regard to meals. Consistent with the predominantly renal elimination of SPR994, peak urine concentrations were approximately 50 to 100-fold higher than maximum concentrations in plasma, supporting SPR994’s potential utility as treatment for patients with complicated urinary tract infections, or cUTI. Following completion of the Phase 1 trial, we have scheduled a pre-Phase 3 meeting with the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2018. Subject to our discussions with the FDA, we expect to submit an investigational new drug application, or IND, and initiate a pivotal Phase 3 clinical trial of SPR994 around year-end 2018. The Phase 3 clinical trial will assess the activity of SPR994 in cUTI.

SPR720 preclinical data supports advancement into Phase 1 clinical trials

In early November 2018 we announced positive results from preclinical IND-enabling studies of SPR720, our oral antimicrobial agent being developed for the treatment of pulmonary non-tuberculous mycobacterial, or NTM, infections. SPR720 was assessed in a series of non-clinical studies, including IND-enabling 28- and 31-day GLP toxicology studies in non-human primates and rats, respectively, and safety pharmacology studies. Results from in vitro minimum inhibitory concentration, or MIC, studies demonstrated potent activity for SPR720 against prevalent NTM pathogens, including Mycobacterium avium complex and Mycobacterium abscessus. Furthermore, in vivo studies in murine models of pneumonia demonstrated favorable efficacy relative to standard-of-care comparator agents. The data suggest that SPR720 has an acceptable safety profile, encouraging target pathogen efficacy, and a wide therapeutic margin. These results, in conjunction with recent regulatory interactions, support the further development of SPR720. Following regulatory acceptance of our clinical trial authorization application in the United Kingdom, we plan to initiate a First-in-Human Phase 1 clinical trial of SPR720 in early 2019.

Potentiator Platform Developments

In May 2018, we announced data from our completed Phase 1b drug-drug interaction clinical trial of SPR741. The Phase 1b trial was designed to assess the impact, if any, on the pharmacokinetics or tolerability of either SPR741 or beta-lactam drugs when the two are dosed together. The single-dose data indicated that the administration of three different beta-lactam antibiotics (ceftazidime, piperacillin/tazobactam, and aztreonam) had no impact on the pharmacokinetics or tolerability of SPR741. Such results, together with previously-reported date on the in vitro activity of SPR741 in combination with beta-lactam drugs, provide support for the further development of SPR741 as a combination agent for the treatment of MDR Gram-negative infections.

In May 2018, we announced results from IND-enabling studies of SPR206. SPR206 was assessed in a suite of preclinical, IND-enabling studies, including 14-day, two species, good laboratory practice, or GLP, toxicology experiments, and in vitro and in vivo GLP safety pharmacology, and absorption, distribution, metabolism and excretion studies. The data, combined with earlier microbiological and in vivo efficacy testing of SPR206, support SPR206’s advancement as a clinical candidate for the treatment of MDR and extensively drug-resistant, or XDR, Gram-negative bacterial strains, including carbapenem-resistant Pseudomonas aeruginosa, Acinetobacter baumannii and Enterobacteriaceae. We believe the composite data suggest that SPR206 has the potential for wide therapeutic margins in the setting of serious Gram-negative infections in the hospital. Moreover, data from these studies suggest a potency and safety profile for SPR206 that may be superior to SPR741, and we believe SPR206 may have a potentially faster path to pivotal clinical trials when compared with SPR741, because SPR206 is being developed as a single agent. In October 2018, we announced that SPR206 has been granted Qualified Infectious Disease Product, or QIDP designation by the FDA for the treatment of cUTIs and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia. The QIDP designation was created by the Generating Antibiotic Incentives Now, or GAIN, Act and creates incentives for the development of certain antibiotics that treat serious or life-threatening infections. The primary incentives are an additional five-year extension of Hatch-Waxman Act exclusivity, the opportunity for a priority review of the marketing application and the opportunity to request Fast Track designation for SPR206.

As previously disclosed, we expect to select either SPR741 or SPR206 to bring forward as our lead Potentiator Platform product candidate, based on our evaluation of available clinical data for each candidate and other factors, and we expect to seek partnering opportunities or other non-dilutive funding for further clinical development of the Potentiator Platform candidate we elect to deprioritize. In light of the positive data from our preclinical toxicology studies of SPR206, subject to regulatory approval, we plan to initiate a Phase 1 clinical trial of SPR206 around year-end 2018. We expect that data from this Phase 1 clinical trial of SPR206, together with the data from our completed Phase 1b clinical trial of SPR741, will enable us to select a lead Potentiator Platform product candidate to advance into late-stage development. Our current view is that a prioritization decision can best be made after each of our Potentiator Platform candidates has achieved a similar clinical development stage. Until such time, we expect to continue to assess clinical development strategies, partnering opportunities and non-dilutive funding for both of our Potentiator Platform product candidates.

Non-Dilutive Government Funding for SPR994

In July 2018, we were awarded initial funding of $15.7 million from the Biomedical Advanced Research and Development Authority, or BARDA, with the potential for up to an additional $28.5 million over 5 years, if BARDA exercises all of its options under the award. This funding will support the further clinical development of SPR994. As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency, or DTRA, a series of studies to assess the efficacy of SPR994 in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted by the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, under the direction of Spero. Because the FDA requires data from a human pneumonic disease as supportive of use of an antibiotic to treat a biothreat infection, the scope of the BARDA award includes the assessment of SPR994 levels in the lung of healthy volunteers as well as a proof of concept clinical trial in community-acquired bacterial pneumonia patients. Tebipenem, SPR994's active pharmaceutical ingredient, is currently approved in Japan for common bacterial respiratory tract infections in the pediatric population.

In addition, as part of the collaboration described above, DTRA will provide support of up to $10.0 million to cover the cost of certain nonclinical biodefense studies contemplated by the collaboration, if specified milestones are achieved. While such funding would be for the purpose of developing SPR994 in these areas, we will not receive any funds directly from DTRA for these nonclinical studies.

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

BARDA

In July 2018, we were awarded a contract from BARDA of up to $44.2 million to develop SPR994 for the treatment of cUTIs caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award commits initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. The balance of the award is subject to BARDA exercising two options. The exercise of the first option would entail funding of $13.6 million and is exercisable by BARDA subject to our achieving specified milestones related to, among other things, clinical progress and data. The exercise of the second option would entail funding of $14.9 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from certain biodefense studies. We receive funding under the BARDA award as we incur qualifying expenses.

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

In June 2016, we entered into agreements with Pro Bono Bio PLC, a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited, in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to assign the CAI-held NIAID contract to us. The NIAID contract provides for total development funding of up to $6.3 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. Novation of the NIAID contract was finalized in December 2017. We will pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. During the three and nine months ended September 30, 2018, we recorded approximately $0.1 million and $0.4 million, respectively, in expense related to amounts payable to PBB under this agreement.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change

Direct research and development expenses by program:
SPR994	$3,206	$1,809	$1,397	$7,340	$5,554	$1,786
Potentiator Platform (SPR206 and SPR741)	1,364	2,811	(1,447)	7,096	6,306	790
SPR720	872	413	459	1,553	1,379	174
Preclinical programs	29	66	(37)	38	1,207	(1,169)
Unallocated expenses:			—			—
Personnel related (including share-based compensation)	1,957	1,322	635	5,912	4,136	1,776
Facility related and other	1,031	489	542	2,819	1,784	1,035
Total research and development expenses	$8,459	$6,910	$1,549	$24,758	$20,366	$4,392

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

As of September 30, 2018 and December 31, 2017, the derivative liability of $0.2 million recorded on our consolidated balance sheet relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc.

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the nine months ended September 30, 2018. Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

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

In May 2017, we repurchased 100% of the issued and outstanding shares of Spero Europe, Ltd. held by the minority investor. In June 2017, we repurchased 100% of the issued and outstanding shares of Spero Potentiator, Inc. held by the minority investor. In July 2017, we repurchased 100% of the issued and outstanding shares of Spero Cantab, Inc. held by the minority investor. As a result of these repurchases of the non-controlling interests, for periods subsequent to each repurchase, we no longer attribute net income (loss) to the non-controlling interest. As of September 30, 2018, the remaining non-controlling interest relates only to Spero Gyrase, Inc.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	$ Change

Grant revenue	$658	$597	$61
Operating expenses:
Research and development	8,459	6,910	1,549
General and administrative	3,134	3,653	(519)
Total operating expenses	11,593	10,563	1,030
Loss from operations	(10,935)	(9,966)	(969)
Other income (expense):
Change in fair value of derivative liabilities	—	(2)	2
Interest income and other income (expense), net	472	124	348
Total other income (expense), net	472	122	350
Net loss	(10,463)	(9,844)	(619)
Less: Net loss attributable to non-controlling interest	—	(8)	8
Net loss attributable to Spero Therapeutics, Inc.	$(10,463)	$(9,836)	$(627)

Grant Revenue

Grant revenue recognized during the three months ended September 30, 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards, including $0.4 million under our award with NIAID related to our SPR206 program, and $0.2 million under our award with BARDA related to our SPR994 program. Revenue recognized during the three months ended September 30, 2017 was primarily due to the reimbursement of qualifying expenses incurred in connection with our CARB-X award related to our SPR741 program of $0.4 million. We also recognized $0.1 million each under our awards from DoD and NIAID related to our SPR741 program and SPR720 program, respectively.

Research and Development Expenses

	Three Months Ended September 30,
	2018	2017	$ Change

Direct research and development expenses by program:
SPR994	$3,206	$1,809	$1,397
Potentiator Platform (SPR206 and SPR741)	1,364	2,811	(1,447)
SPR720	872	413	459
Preclinical programs	29	66	(37)
Unallocated expenses:
Personnel related (including share-based compensation)	1,957	1,322	635
Facility related and other	1,031	489	542
Total research and development expenses	$8,459	$6,910	$1,549

Direct costs related to our SPR994 program increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in formulation development, manufacturing process and manufacturing of Phase 3 clinical trial material, as well as an increase in clinical trial expenses related to closing our Phase 1 clinical trial and costs incurred to prepare for our planned pivotal Phase 3 clinical trial, which we expect to initiate around year-end 2018. These increases were partially offset by a decrease in preclinical costs due to costs incurred during the three months ended September 30, 2017 in preparation for the Phase 1 clinical trial which commenced in October 2017. Research and development expenses for our SPR994 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $0.3 million during the three months ended September 30, 2018.

Direct costs related to our Potentiator Platform includes costs related to our SPR206 and SPR741 programs. We designated SPR206 as a product candidate in July 2017, prior to which time it was included within our preclinical program efforts. Direct costs related to our SPR206 program increased by $1.0 million during the three months ended September 30, 2018, primarily due to manufacturing efforts to support our planned Phase 1 clinical trial. We expect direct costs related to our SPR206 program to continue to increase as we prepare to initiate a Phase 1 clinical trial for SPR206 around year-end 2018. Direct costs related to our SPR741 program decreased by $2.4 million during the three months ended September 30, 2018 primarily due to higher costs during the three months ended September 30, 2017 in connection with preparing for our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom, which was initiated in November 2017 and completed during the first half of 2018. Research and development expenses for our SPR741 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $0.1 million during the three months ended September 30, 2017. Because our Phase 1b clinical trial of SPR741 is complete, we anticipate that our direct costs related to our SPR741 program will continue at a reduced level pending our prioritization of our Potentiator Platform product candidates.

Direct costs related to our SPR720 program increased during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to costs incurred during the three months ended September 30, 2018 related to formulation development and manufacturing process of clinical trial material, as well as clinical trial costs as we prepare to initiate a Phase 1 clinical trial of SPR720. We expect direct costs related to our SPR720 program to continue to increase as we prepare to initiate a Phase 1 clinical trial for SPR720 in early 2019.

Direct costs related to our preclinical programs decreased slightly during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due primarily to lower spending on preclinical programs as we focused development efforts on our more advanced product candidates.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the three months ended September 30, 2018 and 2017 included share-based compensation expense of $0.3 million and $0.2 million, respectively. The increase in facility-related and other costs was due to higher costs of supporting a larger group of research and development personnel and their research efforts, as well as expense related to the write-off of certain leasehold improvements and laboratory equipment as a result of the closure of our Watertown, MA laboratory facility during the three months ended September 30, 2018.

General and Administrative Expenses

	Three Months Ended September 30,
	2018	2017	$ Change

Personnel related (including share-based compensation)	$1,573	$1,512	$61
Professional and consultant fees	1,235	1,850	(615)
Facility related and other	326	291	35
Total general and administrative expenses	$3,134	$3,653	$(519)

Personnel-related increased slightly due to higher salary and benefit costs resulting from an increase in headcount in our general and administrative function, offset by lower share-based compensation expense. The decrease in share-based compensation expense is due to higher expense recorded during the three months ended September 30, 2017, related to the Reorganization. Personnel-related costs for the three months ended September 30, 2018 and 2017 included share-based compensation expense of $0.5 million and $0.7 million, respectively.

The decrease in professional and consultant fees is primarily related to higher expenses incurred during the three months ended September 30, 2017 in connection with the Reorganization as well as our preparations to operate as a public company.

Other Income (Expense), Net

Other income, net was $0.5 million for the three months ended September 30, 2018, compared to $0.1 million for the three months ended September 30, 2017. Other income, net for the three months ended September 30, 2018 primarily consisted of $0.6 million of interest income related to interest earned on our invested cash balances, partially offset by $0.1 million of other expenses. Other income, net consisted almost entirely of interest income for the three months ended September 30, 2017 related to interest earned on invested cash balances.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change

Grant revenue	$2,274	$986	$1,288
Operating expenses:
Research and development	24,758	20,366	4,392
General and administrative	9,238	8,350	888
Total operating expenses	33,996	28,716	5,280
Loss from operations	(31,722)	(27,730)	(3,992)
Other income (expense):
Change in fair value of derivative liabilities	—	1,547	(1,547)
Interest income and other income (expense), net	659	165	494
Total other income (expense), net	659	1,712	(1,053)
Net loss	(31,063)	(26,018)	(5,045)
Less: Net loss attributable to non-controlling interest	—	(1,137)	1,137
Net loss attributable to Spero Therapeutics, Inc.	$(31,063)	$(24,881)	$(6,182)

Grant Revenue

Grant revenue recognized during the nine months ended September 30, 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards, including $1.1 million under our award from NIAID related to our SPR206 program, $0.5 million under our CARB-X award related to our SPR741 program, $0.3 million under our award with NIAID related to our SPR720 program, $0.2 million under our award from BARDA related to our SPR994 program, and $0.2 million under our award from the DoD related to our SPR741 program. Revenue recognized during the nine months ended September 30, 2017 was primarily due to the reimbursement of qualifying expenses incurred in connection with the SPR741 program under our research and development awards from CARB-X of $0.5 million and from the DoD of $0.4 million. We also recognized revenue of $0.1 million under our award from NIAID related to our SPR720 program.

Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017	$ Change

Direct research and development expenses by program:
SPR994	$7,340	$5,554	$1,786
Potentiator Platform (SPR206 and SPR741)	7,096	6,306	790
SPR720	1,553	1,379	174
Preclinical programs	38	1,207	(1,169)
Unallocated expenses:
Personnel related (including share-based compensation)	5,912	4,136	1,776
Facility related and other	2,819	1,784	1,035
Total research and development expenses	$24,758	$20,366	$4,392

Direct costs related to our SPR994 program increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to expenses related to our Phase 1 clinical trial, which commenced in October 2017, as well as higher expenses related to formulation development, manufacturing process and manufacturing of clinical trial material as we prepare for our planned pivotal Phase 3 clinical trial, which we expect to initiate around year-end 2018. These increases were partially offset by a decrease in preclinical costs related to this program due to costs incurred during the nine months ended September 30, 2017 related to our Phase 1 clinical trial, as well as a $0.6 million license fee paid to Meiji during the nine months ended September 30, 2017. Additionally, research and development expenses for our SPR994 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $0.7 million during the nine months ended September 30, 2018.

Direct costs related to our Potentiator Platform includes costs related to our SPR206 and SPR741 programs. We designated SPR206 as a product candidate in July 2017. Direct costs related to our SPR206 program increased by $5.8 million during the nine months ended September 30, 2018, primarily due to preclinical costs related to toxicology studies and manufacturing efforts to support our planned Phase 1 study. We expect direct costs related to our SPR206 program to continue to increase as we prepare to initiate a Phase 1 clinical trial for SPR206 around year-end 2018. Direct costs related to our SPR741 program decreased by $5.1 million during the nine months ended September 30, 2018, primarily due costs incurred during the nine months ended September 30, 2017, to prepare for the Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom, which was initiated in November 2017 and completed during the first half of 2018. Research and development expenses for our SPR741 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $0.8 million in the nine months ended September 30, 2017. Because our Phase 1b clinical trial of SPR741 is complete, we anticipate that our direct costs related to our SPR741 program will continue at a reduced level pending our prioritization of our Potentiator product candidates.

Direct costs related to our SPR720 program increased slightly during the nine months ended September 30, 2018 primarily due to higher clinical costs as we prepare to initiate a Phase 1 clinical trial of SPR720 in early 2019, as well as formulation development and manufacturing process expenses during the nine months ended September 30, 2018.

Direct costs related to our preclinical programs decreased by $1.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due primarily to lower spending on preclinical programs as we focused development efforts on our more advanced product candidates.

The increase in personnel-related costs of $1.8 million included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included share-based compensation expense of $0.8 million and $0.2 million, respectively. The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger group of research and development personnel and their research efforts, as well as expense incurred during the three months ended September 30, 2018, related to the write-off of certain leasehold improvements and laboratory equipment as a result of the closure of our Watertown, MA laboratory facility.

General and Administrative Expenses

	Nine Months Ended September 30,
	2018	2017	$ Change

Personnel related (including share-based compensation)	$4,723	$3,108	$1,615
Professional and consultant fees	3,688	4,546	(858)
Facility related and other	827	696	131
Total general and administrative expenses	$9,238	$8,350	$888

The increase in personnel-related costs of $1.6 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included share-based compensation expense of $1.2 million and $0.8 million, respectively.

The decrease in professional and consultant fees of $0.9 million was primarily related to increased expenses during the nine months ended September 30, 2017 related to the Reorganization as well as our preparations to operate as a public company.

Other Income (Expense), Net

Other income, net was $0.7 million for the nine months ended September 30, 2018, compared to $1.7 million for the nine months ended September 30, 2017. Other income, net for the nine months ended September 30, 2018  primarily consisted of $1.2 million of interest income related to interest earned on our invested cash balances, partially offset by $0.5 million of other expenses. Other income, net for the nine months ended September 30, 2017, primarily consisted of a decrease of $1.6 million in the fair value of the derivative liability for anti-dilution rights granted to minority investors in Spero Gyrase Inc. and Spero Europe Ltd. resulting from our discontinuation of the underlying development programs of these subsidiaries. We also had interest income of $0.2 million in the nine months ended September 30, 2017 as a result of interest earned on invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under a concluded collaboration agreement and funding from government contracts and, most recently, in November 2017 with proceeds from the IPO of our common stock, and in July 2018 with an underwritten public offering of our common and preferred stock. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $131.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(26,116)	$(26,371)
Cash used in investing activities	(90,443)	—
Cash provided by financing activities	69,701	41,429
Net increase (decrease) in cash and cash equivalents	$(46,858)	$15,058

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $26.1 million, primarily resulting from our net loss of $31.1 million, adjusted for net non-cash items of $2.4 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $2.6 million and consisted primarily of a decrease of $1.7 million in receivables related to the Australian research and development tax initiative and our receivables under our government awards, as well as a $0.7 million decrease in prepaid expenses and other current assets, partially offset by an increase of $0.3 million in accounts payable and accrued expenses.

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

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2018 was $90.4 million primarily related to the net purchase of marketable securities. We did not use any cash for investing activities during the nine months ended September 30, 2017.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2018, of $69.7 million consisted of $69.5 million  of net proceeds from our July 2018 equity offering, as well as $0.2 million of proceeds from the exercise of employee stock options. Cash provided by financing activities during the nine months ended September 30, 2017 of $41.4 million consisted primarily of net proceeds of $43.1 million from the sale of our Class C preferred units, partially offset by $1.2 million of cash used to purchase outstanding shares of Spero Potentiator, Inc. and Spero Cantab, Inc. from the minority interest holders and $0.5 million payments of initial public offering costs.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the timing and costs of our planned clinical trials;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of our other product candidates and potential new product candidates;
•	the amount of funding that we receive under government contracts that we have applied for;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through the top-line data readout of our planned pivotal Phase 3 clinical trial of SPR994. However, we do not expect that these funds will be sufficient to fund the development of all of our product candidates through regulatory approval and commercialization. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2018, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $131.2 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of September 30, 2018, the net fair value of our interest sensitive marketable securities would hypothetically decline by approximately $0.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2013. Our net loss was $31.1 million for the nine months ended September 30, 2018, and $39.9 million and $32.6 million for the years ended December 31, 2017 and 2016, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization. We have financed our operations primarily through sales of our equity securities, collaborations and government funding for research and development. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we commence and advance our planned clinical trials and other studies of SPR994, SPR720 and SPR206, seek marketing approval for SPR994 if clinical trials are successful, and evaluate the advancement of our other product candidates. If we obtain marketing approval for SPR994 or any other product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2018, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through the top-line data readout of our planned pivotal Phase 3 clinical trial of SPR994. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include ceftibuten/clavulanate (“C-Scape”) from Achaogen, Inc., sulopenem from Iterum Therapeutics Limited, and omadacycline from Paratek Pharmaceuticals, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including ceftazidime-avibactam (“Avycaz”) from Allergan plc and Pfizer Inc., ceftolozane-tazobactam (“Zerbaxa”) from Merck & Co., plazomicin (“Zemdri”) from Achaogen, Inc, eravacycline (“Xerava”) from Tetraphase Pharmaceuticals, Inc., and meropenem-vaborbactam (“Vabomere”) from Melinta Therapeutics, Inc. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant Gram-negative infections, including cefiderocol from Shionogi & Co. Ltd., and imipenem-relebactam from Merck & Co.

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

As a carbapenem, SPR994 is not active against organisms expressing a resistance mechanism mediated by enzymes known as carbapenemases. Although occurrence of this resistance mechanism is currently rare, we cannot predict whether carbapenemase-mediated resistance will become widespread in regions where we intend to market SPR994 if it is approved. The growth of drug resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of SPR994 or any of our other product candidates outside of controlled hospital settings, could contribute to the rise of resistance. If resistance to SPR994 or any of our other product candidates becomes prevalent, our ability to generate revenue from SPR994 or such product candidates could suffer.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our efforts will focus on planned clinical trials and potential approval of our lead product candidate, SPR994, our Potentiator Platform product candidates, SPR741 and SPR206, and SPR720, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates. Other than SPR994 and SPR741, all of our potential product candidates remain in the discovery and preclinical stages.

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

We do not independently conduct nonclinical studies that comply with GLP requirements. We also do not have the ability to independently conduct clinical trials of any of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials of SPR994 or our other product candidates and expect to rely on these third parties to conduct clinical trials of our other product candidates and potential product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and increase our costs.

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

We contract with third parties for the manufacture of preclinical and clinical supplies of our product candidates and expect to continue to do so in connection with any future commercialization and for any future clinical trials and commercialization of our other product candidates and potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

As of September 30, 2018, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 61% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of September 30, 2018, we had used approximately $33.0 million from the net proceeds from our IPO.

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	7/17/2018	001-38266
10.1#	Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated July 12, 2018	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

#Confidential treatment requested for portions of this exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: November 8, 2018	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Joel Sendek
Joel Sendek
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)