Form 10-K
period 2018-12-31
Spero Therapeutics, Inc.
filed 2019-03-14
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $210.9 million (based on the last reported sale price on the Nasdaq Global Market as of such date). As of March 8, 2019, there were 17,215,976 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2019 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2018. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

PART I

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, design, progress and results of, including interim data from, our preclinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business and product candidates and our Potentiator Platform;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our Potentiator Platform;
•	our ability to enter into strategic arrangements and/or collaborations and the potential benefits of such arrangements;
•	our estimates regarding expenses, capital requirements and needs for additional financing;
•	our financial performance;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors”.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Item 1. Business.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for multi-drug resistant, or MDR, bacterial infections. Our most advanced product candidate, SPR994 (also called tebipenem pivoxil hydrobromide), is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat

MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We also have a platform technology known as our Potentiator Platform, which includes two intravenous, or IV-administered agents, SPR206 and SPR741, that are active either alone or in combination with other standard of care agents and are designed to treat MDR Gram-negative bacteria in the hospital. In addition, we are developing SPR720, an oral antibiotic designed for the treatment of a rare, orphan disease called pulmonary non-tuberculous mycobacterial infection, or NTM infection. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings.

Antibiotic-resistant bacteria are one of the largest threats to global health, and their prevalence is increasing. While the majority of life-threatening infections historically resulting from antibiotic-resistant bacteria are acquired in the hospital setting, there is an increasing incidence of MDR pathogens in the community setting. Antibiotics used currently for first-line empiric treatment of MDR bacterial infections suffer from significant limitations and risks, including narrow spectrums of coverage and safety and tolerability concerns, and they can be associated with serious adverse effects. In addition, there are no oral antibiotics commercially available that can reliably be used in adults with MDR Gram-negative bacterial infections. This limits the ability of physicians to prevent hospitalizations and transition patients home from the hospital after receiving IV-administered therapy. The increasing prevalence of drug resistance and MDR Gram-negative bacteria, as well as the limitations of existing therapies and traditional drug development approaches, highlight the critical need for novel therapies, and in particular orally administrable agents, that are capable of overcoming these obstacles to effective patient treatment.

To address the foregoing, we are developing a portfolio of novel product candidates, including:

•

Oral SPR994: Novel Antibiotic with Potential to be the First Broad-Spectrum Oral Carbapenem for Use in Adults. SPR994, also called tebipenem pivoxil hydrobromide, is our novel oral formulation of tebipenem, a carbapenem-class antibiotic marketed by Meiji Seika Pharma Co. Ltd., or Meiji, in Japan as Orapenem since 2009 for common pediatric infections. Carbapenems are an important class of antibiotics because they are safe and effective against drug-resistant Gram-negative bacterial infections. Carbapenem use has increased dramatically as a result of the rising resistance to commonly used agents such as fluoroquinolones and cephalosporin antibiotics. Carbapenems are now considered as the standard-of-care for treating these resistant bacteria, but they are currently only available intravenously for such indications. In September 2018, we announced positive results from the final analysis of our single ascending dose, or SAD, and multiple ascending dose, or MAD, Phase 1 clinical trial of SPR994 in healthy volunteers. Based on discussion from our pre-Phase 3 meeting with the U.S. Food and Drug Administration, or FDA, and positive results from the final analysis of our completed Phase 1 clinical trial of SPR994, we believe that positive results from a single pivotal Phase 3 clinical trial of SPR994 in complicated urinary tract infections, or cUTI, demonstrating a 10% non-inferiority margin would support the approval of SPR994 for the treatment of cUTI. In February 2019, we received FDA acceptance of our Investigational New Drug, or IND, application for SPR994 in cUTI. We intend to advance SPR994 at a dose of 600 mg administered three times per day, or TID, into a single pivotal Phase 3 clinical trial, called ADAPT-PO, in patients with cUTI. We have begun start-up activities for the ADAPT-PO clinical trial and anticipate opening trial sites around the end of March 2019 to support study enrollment. In addition to cUTI, we believe that SPR994 has the potential to treat other serious and life-threatening infections, including community acquired bacterial pneumonia, or CABP, for which we could receive funding support from the Biomedical Advanced Research and Development Authority, or BARDA, subject to BARDA exercising future options under our BARDA award, as further described in this section.

Prior Safety and Efficacy Experience with Tebipenem Pivoxil in Japan

Our clinical strategy is supported by extensive safety data underlying tebipenem pivoxil’s regulatory approval in Japan and long-standing use in Japan for common pediatric infections. Approximately 1,200 subjects, including approximately 741 adults, have been dosed with tebipenem pivoxil at a range of doses in clinical and pharmacologic studies. In addition, Meiji has completed a post-market study including 3,540 patients following the safety and tolerability of tebipenem pivoxil at the approved dose. In addition, two exploratory Phase 2 trials were conducted in Japan in patients with cUTI, the first indication in which we intend to study for SPR994. We have the rights to all the registration and post-marketing studies.

In addition, we received Qualified Infectious Disease Product, or QIDP, designation from the FDA for SPR994 for the treatment of cUTI, community-acquired bacterial pneumonia, or CABP, and moderate to severe diabetic foot infections, or DFI. The QIDP designation was created by the Generating Antibiotic Incentives Now, or GAIN, Act and creates incentives for the development of certain antibiotics that treat serious or life-threatening infections. QIDP designation entitles us to priority review of SPR994 for regulatory approval by the FDA. The QIDP designation for SPR994, however, does not guarantee a faster development process or ensure FDA approval.

We have global commercialization rights to SPR994, except in certain contractually specified Asian countries. We believe that our intellectual property portfolio will provide us global protection for SPR994, including in the United States and Europe, through 2038.

•

IV Potentiator Platform (SPR206 and SPR741): Our Technology Designed to Treat Infections Caused by MDR Gram-Negative Bacteria in the Hospital Setting. Our Potentiator Platform is our novel and proprietary technology that we believe will enable us to develop drugs against MDR Gram-negative bacteria, a subset of bacterial organisms distinguished by the presence of an outer cell membrane. Our IV Potentiator Platform molecules are designed to treat MDR Gram-negative bacterial infections through interactions with the bacteria’s outer cell membrane either as a monotherapy or by co-administering our Potentiator molecules with currently approved antibiotics, potentially making the existing antibiotics more effective by clearing a path for them to enter and kill the bacteria.

We have two IV Potentiator Platform product candidates, SPR206 and SPR741. SPR206 is a direct acting IV-administered agent that has demonstrated single-agent antibacterial activity in preclinical studies against MDR Gram-negative bacteria, including Acinetobacter baumanii and Pseudomonas aeruginosa. SPR741 is an IV-administered agent to be used in combination that has demonstrated in vitro the ability to expand the spectrum and increase the potency of a co-administered antibiotic. Both have demonstrated potency against Gram-negative bacteria, including organisms identified by the Centers for Disease Control and Prevention, or CDC, and the World Health Organization, or WHO, as urgent and serious threats to human health.

SPR206

We continue to progress the development of our direct acting Potentiator Platform molecules, exemplified by our product candidate SPR206. In preclinical studies, SPR206 showed activity as a single agent against MDR and extensively drug resistant, or XDR, bacterial strains, including isolates of Pseudomonas aeruginosa, Acinetobacter baumannii and carbapenem-resistant Enterobacteriaceae in both in vitro and in vivo models of infection. We have completed a preclinical toxicology study of SPR206 in accordance with good laboratory practice, or GLP, requirements. Data from recent preclinical studies of SPR206 suggest a potency and safety profile for SPR206 that may be superior to SPR741, and we believe SPR206 may have a potentially faster path to pivotal clinical trials when compared with SPR741 because SPR206 is being developed as a single agent. In May 2018, we announced preclinical toxicology and efficacy data that we believe support advancing SPR206 into clinical development. In December 2018, we initiated a Phase 1 clinical trial of SPR206, designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. We expect to receive top-line data from this trial in the second half of 2019. We were granted QIDP designation by the FDA for SPR206 in October 2018 for the treatment of cUTI and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia, or HABP/VABP.

We have multiple patent applications pending for SPR206 that we believe will provide SPR206 protection globally, including in the United States and Europe, through 2039.

SPR741

The first clinical trial of SPR741 was a double-blind, placebo-controlled, ascending dose, multi-cohort trial. The trial was conducted in two parts, a SAD and a MAD. The SAD part of the trial was a single ascending dose design, with subjects receiving one dose of SPR741. The MAD part was a multiple ascending dose design, with subjects receiving repeat dosing over a period of 14 days. In both study parts, sequential cohorts were exposed to increasing doses of SPR741.

Generally, there were no dose-related or treatment-related trends in any of the safety and tolerability endpoints for SPR741 when administered as single doses up to and including 800 mg or multiple doses up to and including 600 mg every 8 hours for 14 days.

Following the completion of our first clinical trial, in late November 2017, we initiated our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom. The Phase 1b trial enrolled 27 healthy volunteers to evaluate the tolerability and pharmacokinetics of SPR741 as a single dose in combination with some commonly used beta-lactam antibiotics, including cephalosporins (ceftazidime), monobactams (aztreonam) and beta-lactams/beta-lactamase inhibitors (piperacillin/tazobactam). In this Phase 1b drug-drug interaction study, we observed no impact on the tolerability or standalone pharmacokinetics of SPR741 or the beta-lactam drug when the two are dosed together as a single dose, supporting further development of SPR741 as a combination agent for the treatment of MDR Gram-negative infections.

We believe that our intellectual property portfolio for SPR741 will provide SPR741 protection globally, including in the United States and Europe, through 2039.

As previously disclosed, we expect to select either SPR741 or SPR206 to bring forward as our lead Potentiator Platform product candidate, based on our evaluation of available clinical data for each candidate and other factors, and we expect to seek partnering opportunities or other non-dilutive funding for further clinical development of the Potentiator Platform candidate we elect to deprioritize. In light of the positive data from our preclinical toxicology studies of SPR206, we initiated a Phase 1 clinical trial of SPR206 in December 2018 designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. We expect top-line data from this trial in the second half of 2019. We expect that data from this Phase 1 clinical trial of SPR206, together with the data from our completed Phase 1b clinical trial of SPR741, will enable us to select a lead Potentiator Platform product candidate to advance into late-stage development. Our current view is that a prioritization decision can best be made after each of our Potentiator Platform candidates has achieved a similar clinical development stage. Until such time, we expect to continue to assess clinical development strategies, partnering opportunities and non-dilutive funding for both of our Potentiator Platform product candidates.

•

Oral SPR720: Novel Oral Antibiotic Designed for Treatment of Pulmonary Non-tuberculous Mycobacterial Infections. SPR720 is our novel orally available product candidate designed for the treatment for NTM infection. Lung infections caused by NTM are rare, and occur most frequently in patients with compromised immune systems or abnormal pulmonary anatomy. Such conditions include human immunodeficiency virus, or HIV, or respiratory conditions, such as cystic fibrosis, chronic obstructive pulmonary disease, asthma and bronchiectasis. The annual prevalence of NTM infection is increasing at an estimated rate of 8% per year. The current treatment for NTM infection is at least twelve months and involves combination therapy, often including three or more antibiotics, including some, such as aminoglycosides, that are parenterally administered. There are currently no oral treatments specifically approved for use in NTM infection. Treatment failure is common and is often due to lack of clearance of bacteria, no impact on patients’ quality of life, poor compliance or patients’ inability to tolerate the regimen. Many patients experience progressive lung disease and mortality is high. We believe SPR720, if successfully developed, has the potential to be the first oral antibiotic specifically approved for the treatment of this debilitating rare disease. In vitro and in vivo studies have demonstrated the potency of SPR720 against a range of bacteria causing NTM infection, including both Mycobacterium avium complex and Mycobacterium abscessus, a highly resistant strain causing infections with high mortality.

In November 2018 we announced positive results from preclinical IND-enabling studies of SPR720. SPR720 was assessed in a series of non-clinical studies, including IND-enabling 28- and 31-day GLP toxicology studies in non-human primates and rats, respectively, and safety pharmacology studies. Results from in vitro minimum inhibitory concentration, or MIC, studies demonstrated potent activity for SPR720 against prevalent NTM pathogens, including Mycobacterium avium complex and Mycobacterium abscessus. Furthermore, in vivo studies in murine models of pneumonia demonstrated favorable efficacy relative to standard-of-care comparator agents. The data suggest that SPR720 has an acceptable safety profile, encouraging target pathogen efficacy, and a wide therapeutic margin. We believe these results, in conjunction with recent regulatory interactions, support the further development of SPR720. We initiated a Phase 1 clinical trial of SPR720 in January 2019, designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects, and expect top-line data from this trial in the second half of 2019. In February 2019, we received QIDP designation for SPR720 for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by Mycobacterium tuberculosis. QIDP designation entitles us to priority review of SPR720 for regulatory approval by the FDA. The QIDP designation for SPR720, however, does not guarantee a faster development process or ensure FDA approval.

We believe that our intellectual property portfolio for SPR720 will provide protection globally, including in the United States and Europe, through 2033.

Recent Developments

SPR994 Phase 1 Final Results and Dose Selection Data Supporting Planned Single Pivotal Phase 3 Clinical Trial

In September 2018, we announced positive results from the final analysis of our Phase 1 clinical trial of SPR994 in healthy volunteers. The final data support the advancement of SPR994 at a dose of 600 mg administered TID into our planned ADAPT-PO pivotal Phase 3 clinical trial. Following positive feedback from the FDA from our pre-Phase 3 meeting, we believe that positive results from a single pivotal Phase 3 clinical trial of SPR994 in cUTI demonstrating a 10% non-inferiority margin would support the approval of SPR994 for the treatment of cUTI. As a result of the meeting, we submitted an IND application for SPR994 in cUTI with the FDA, and in February 2019 we received FDA acceptance of our IND application for SPR994 in cUTI. We have begun start-up activities for the ADAPT-PO clinical trial and anticipate opening trial sites around the end of March 2019 to support study enrollment.

SPR720 Preclinical Data Supports Advancement into Phase 1 Clinical Trials

In November 2018, we announced positive results from preclinical IND-enabling studies of SPR720, our oral antimicrobial agent being developed for the treatment of NTM infections. SPR720 was assessed in a series of non-clinical studies, including IND-enabling 28- and 31-day GLP toxicology studies in non-human primates and rats, respectively, and safety pharmacology studies. Results from in vitro MIC studies demonstrated potent activity for SPR720 against prevalent NTM pathogens, including Mycobacterium avium complex and Mycobacterium abscessus. Furthermore, in vivo studies in murine models of pneumonia demonstrated favorable efficacy relative to standard-of-care comparator agents. The data suggest that SPR720 has an acceptable safety profile, encouraging target pathogen efficacy, and a wide therapeutic margin. We believe these results, in conjunction with recent regulatory interactions, support the further development of SPR720. In January 2019, we initiated a Phase 1 clinical trial of SPR720 in January 2019, designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. We expect to receive top-line data from this trial in the second half of 2019. In addition, in February 2019, we received QIDP designation for SPR720 for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by Mycobacterium tuberculosis. QIDP designation entitles us to priority review of SPR720 for regulatory approval by the FDA. The QIDP designation for SPR720, however, does not guarantee a faster development process or ensure FDA approval.

SPR206 License Agreement with Everest Medicines

On January 4, 2019, the Company, through our wholly owned subsidiary New Pharma License Holdings Limited, or NPLH, entered into a license agreement with Everest Medicines II Limited, or Everest, whereby we granted Everest an exclusive license to develop, manufacture and commercialize SPR206, or products containing SPR206, in Greater China, South Korea and certain Southeast Asian countries. We retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant with respect to SPR206, we also granted to Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture or commercialize SPR741 in the same territories. We received from Everest an upfront payment of $3.0 million and are eligible to receive milestone payments of up to an additional $59.5 million upon Everest’s achievement of specified clinical, regulatory and commercial milestones related to SPR206, of which we anticipate receiving at least $2.0 million in near-term milestones during 2019. Furthermore, we are eligible to receive high single-digit to low double-digit royalties on net sales of products containing SPR206 in the covered territories following regulatory approval of SPR206.

Our Pipeline

The following table sets forth our product candidates, their status and certain anticipated milestones for our product candidates.

Our Strategy

Our goal is to identify, develop and commercialize novel treatments for MDR bacterial infections, focusing on areas of high unmet medical need for safe and effective antibiotic treatments. Key elements of our strategy are as follows:

•

Advance our lead product candidate SPR994 through clinical development and regulatory approval. We initiated a Phase 1 dose-selection clinical trial of SPR994 in Australia in October 2017. In September 2018, we announced positive results from the final analysis of our Phase 1 clinical trial of SPR994 in healthy volunteers and identified a dose of 600 mg TID for our planned ADAPT-PO single pivotal Phase 3 clinical trial of SPR994 in cUTI. Our Phase 3 trial is designed to show that oral SPR994 is non-inferior to IV ertapenem and has a similar safety profile, supporting SPR994’s value proposition of getting patients out of the hospital earlier or keeping them out of the hospital. In February 2019, we announced the FDA’s acceptance of our IND application for SPR994 in cUTI. In addition to cUTI, we believe that SPR994 has the potential to treat other serious and life-threatening infections, including community acquired pneumonia, or CAP. In addition, our SPR994 collaboration with BARDA, which is further described elsewhere in this Business section, could provide funding for a possible clinical trial in pneumonia patients if BARDA elects to exercise its options under our BARDA award.

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

•

Diversify into rare orphan infectious disease markets such as NTM infection. We believe there is a significant opportunity to develop products for underserved “orphan” infectious disease areas, such as NTM infection. These markets offer the attributes of fewer branded or generic competitors as well as chronic therapy. We believe our drug candidate SPR720 has the potential to be the first oral antibiotic approved for the treatment of pulmonary non-tuberculous mycobacterial infections. We may seek to acquire other product candidates for other underserved, debilitating orphan infectious diseases. We intend to continue to advance SPR720 through clinical development. In January 2019, we announced the initiation of a Phase 1 trial for SPR720 and expect to receive top-line data from this trial in the second half of 2019.

•

Advance a product candidate from our IV Potentiator Platform through clinical development and regulatory approval, either through a collaboration or with non-dilutive funding (or both). In December 2018, we initiated a Phase 1 trial of SPR206 in healthy subjects. Data from recent preclinical studies of SPR206 suggest a potency and safety profile that may be superior to SPR741, and we believe SPR206 may have a potentially faster path to pivotal clinical trials compared with SPR741 because SPR206 is being developed as a single agent. We expect to decide which of these product candidates we will bring forward as our lead clinical Potentiator product candidate based on data from our ongoing Phase 1 clinical trial of SPR206, which we expect to receive in the second half of 2019, and data from our completed Phase 1 clinical trial of SPR741. We may seek partnering opportunities or other non-dilutive funding for further clinical development of the Potentiator candidate we elect to deprioritize.

•

Maximize the value of our pipeline through collaborations with other pharmaceutical companies. We may elect to pursue strategic collaborations with other pharmaceutical companies to leverage our Potentiator Platform. We believe it may be beneficial to develop and commercialize one or more of our Potentiator product candidates through partnering opportunities. Such collaborations may include regional collaborations to advance the entire Potentiator Platform, or product-specific deals pairing our product candidates with collaborators’ antibiotics, whether generic or novel, with the intention of enhancing those antibiotics’ performance and efficacy. We believe this approach will facilitate the capital-efficient development and commercialization of our Potentiator Platform. As part of this strategy, in January 2019, we entered into a license agreement with Everest Medicines to develop, manufacture and commercialize SPR206 in Greater China, South Korea and certain Southeast Asian countries and granted Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture or commercialize SPR741 in the same territories.

•

Continue to pursue collaborations with non-commercial organizations for scientific expertise and funding support. We have received funding support from BARDA, the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, the U.S. Department of Defense, or DoD, and the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded by BARDA within the U.S.

Department of Health and Human Services. We intend to continue to collaborate with government agencies and non-profit foundations to support the development of our product candidates.
•

Expand our portfolio of product candidates for the treatment of MDR infections. Since our inception, we have focused on identifying and developing antibiotics to treat MDR infections, and we are using our expertise to aggressively build and expand a portfolio of product candidates for the treatment of such infections where unmet need exists and no viable generic alternatives are available. Our management team has deep-rooted relationships in the academic, medical and corporate infectious disease community, which provide us visibility into new and innovative therapies under development. Our focus in assessing product candidates relies on three principles: 1) broad spectrum of activity, 2) convenient for patients and 3) novel mechanism to overcome resistance. We believe the greatest unmet medical needs for safe and effective antibiotic treatments lie among infections due to MDR bacteria, as patients with these infections often have limited or inadequate therapeutic options, leading to high rates of mortality. The increasing prevalence of drug resistance and MDR bacteria, and the limitations of existing therapies and traditional drug development approaches, highlight the critical need for novel therapies capable of overcoming resistance, particularly orally administrable agents.

The Problem:  Increasingly Limited Antibiotic Options for Severe Infections

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

Antibiotics that target Gram-negative bacteria must be specifically designed to cross both the inner and outer membranes to enter the bacteria. The outer membrane, with its LPS-containing outer leaflet, represents a significant barrier to the entry into the bacteria by antibiotics and is a significant contributor toward reduced potency of many agents in treating Gram-negative bacterial infections. Recent studies have found that Gram-negative bacteria in certain patient types, such as those with sepsis and Interstitial Lung Disease, are associated with higher mortality and increased intensive care unit, or ICU, admission. Moreover, a study of 13,796 patients in intensive care units around the world reported in 2009 that 51% of patients experienced bacterial infections, and of these patients 62% were infected by Gram-negative organisms.

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

Growing Antibiotic Resistance in the Hospital and Community Settings

Antibiotic resistance is one of the largest threats to global health, and resistance rates are increasing. Antibiotic resistance can affect anyone, of any age and in any country. According to the CDC, each year in the United States at least 2 million hospitalized patients become infected with bacteria that are resistant to antibiotics, and at least 23,000 people die each year as a direct result of these infections. Approximately 70% of the pathogens that cause these infections are resistant to at least one drug. Likewise, resistance rates are climbing among community-acquired infections as well. According to van Duin and colleagues in 2016: “Some MDR bacteria have become quite prevalent causes of community-acquired infections. The spread of MDR bacteria into the community is a crucial development, and is associated with increased morbidity, mortality, healthcare costs and antibiotic use.” The incidence rate of serious infections is increasing and the proportion of the infections caused by MDR pathogens is increasingly seen as an emerging threat to world health. The CDC estimates that the excess annual cost resulting from these infections in the United States is as high as $20 billion.

According to the CDC, among all of the bacterial resistance problems, Gram-negative pathogens, which cause a majority of all bacterial infections, are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment. In February 2017, the WHO published a list of Gram- negative bacteria based on the urgency of need for new antibiotics and highlighted a critical group of MDR Gram-negative bacteria that pose a particular threat to human health, including Acinetobacter, Pseudomonas and multiple Enterobacteriaceae (including Klebsiella sp., E. coli, Serratia and Proteus). These pathogens are associated with significant mortality because the increased incidence of antibiotic resistance has limited the number of effective treatment options.

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

Chronic Bacterial Infection without a Viable Cure

NTM infections represent a growing global health concern and major unmet medical need because of the lack of new medications being developed to combat these bacteria. NTM infections are ubiquitous environmental pathogens that can cause progressive lung damage and respiratory failure, particularly in patients with compromised immune systems or underlying pulmonary disorders.

Although rare, the incidence of pulmonary NTM infections is increasing worldwide. It is estimated that approximately 130,000 patients suffer from NTM in the U.S. and Europe, a figure that is growing at a rate of 8% annually. In addition, many patients go undiagnosed and could benefit from treatment with additional testing. The elderly and people with compromised immune or lung function are at greatest risk, as are patients with bronchiectasis for whom it is estimated that up to 50% may also have active NTM lung infection. Treatment of pulmonary NTM infections requires prolonged therapy (continuing for approximately 12 to 24 months) with a combination regimen and is frequently complicated by tolerability and/or toxicity issues. Additionally, there are currently no oral antibiotics specifically approved for use to treat pulmonary NTM infections.

The most common treatment for NTM infections is combination therapy with drugs traditionally used for tuberculosis (TB) which have limited efficacy and high toxicity. NTM infection is also associated with high healthcare costs and high mortality. In 2014, the annual cost in the United States of treating NTM infections alone was estimated at $1.7 billion.

Our Solution

Antibiotics currently used for first-line empiric treatment of MDR acute bacterial infections and NTM infection suffer from significant limitations. We believe that our product candidates will overcome these limitations, as described below:

•

SPR994 is designed to address the lack of orally administrable antibiotics to prevent hospitalization and permit IV-to-oral switch therapy in resistant Gram-negative infections. Resistance to most commonly used classes of oral antibiotics, such as cephalosporins and fluoroquinolones, has increased significantly. Many of the most commonly used antibiotics for MDR Gram-negative infections are only available in an IV-administered formulation. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients following hospitalization. SPR994 is an orally administrable tablet that we believe has the potential, if approved, to treat such infections in both the community and hospital settings, thereby preventing certain hospitalizations and enabling patients to transition to oral treatment. In the community setting, SPR994, if successfully developed and approved, may allow patients who develop an infection with a resistant pathogen, but are stable enough to be treated in the community, to avoid the need for an IV catheter and even hospitalization. Hospitalization is a key cost driver for hospital systems and payers, with increasing emphasis being placed on hospital avoidance. In the hospital setting, the lack of effective oral stepdown options results in the potential for lengthy hospital stays or the insertion of a peripherally inserted central catheter, or PICC, to facilitate outpatient administration of IV antibiotics. SPR994 may enable faster discharges, providing cost-saving advantages for the hospital and mitigating the risk of catheter-related infection for patients.

•

SPR206 and SPR741 are designed to address the decline of novel and effective IV-administered antibiotics to treat MDR Gram-negative infections in the hospital setting. First-line IV empiric antibiotics, such as levofloxacin, ceftazidime and piperacillin-tazobactam, have experienced diminished utility as the number of bacterial strains resistant to these antibiotics in the hospital has increased. Due to gaps in the spectrum of coverage of antibiotics currently on the market, physicians are often confronted with the need to design complicated multi-drug cocktails for patients with serious infections. Based on results from preclinical studies to date, we believe that SPR206 has the potential to address this need as a single agent. We believe that SPR741 has the potential to address the need for more effective treatments against MDR Gram-negative bacterial infections by expanding the spectrum and potency of existing antibiotics, including formerly inactive antibiotics.

•

SPR720 is designed to be the first oral treatment for NTM infection where treatment failure is common and no approved therapies exist. The current treatment for NTM infection is lengthy and involves combination therapy, often including three or more antibiotics, including injectables. None of these combination treatments are currently approved for use in NTM infection. Treatment failure is common and is often due to poor compliance or patients’ inability to tolerate the regimen. Many patients experience progressive lung disease as a result of NTM infection, and mortality rates are high, ranging from 29% to 69% within five years of diagnosis. We believe SPR720, if successfully developed, has the potential to be the first approved oral agent for NTM infection, and it has demonstrated activity in vitro and in vivo against a range of pathogens, including Mycobacterium abscessus, a highly resistant organism causing NTM infection with a high rate of mortality.

Our Product Candidates

SPR994 (Tebipenem Pivoxil Hydrobromide)

Our lead product candidate, SPR994, also called tebipenem pivoxil hydrobromide, is a broad-spectrum oral carbapenem intended for use in adults to treat MDR Gram-negative infections. We have begun start-up activities for our planned ADAPT-PO pivotal Phase 3 clinical trial of SPR994 in cUTI and anticipate opening trial sites around the end of March 2019 to support study enrollment. Carbapenems have been utilized for over 30 years and are considered the standard of care for many serious MDR Gram-negative bacterial infections, but to date they have only been available as IV-administered formulations. Currently, there are no commercially available oral carbapenems for use in adults, and we believe SPR994 has the potential to address this unmet need. SPR994 is an oral tablet formulation of tebipenem. Tebipenem was approved in 2009 in Japan for sale under the name Orapenem for pediatric use in common infections. To accelerate our clinical development of SPR994, in June 2017 we signed an exclusive license to certain data and know-how from Meiji and a global pharmaceutical company, to which we refer as Global Pharma, which we intend to use to support our clinical development of SPR994. We have global commercialization rights to SPR994, except in certain contractually specified Asian countries.

The FDA has designated SPR994 as a QIDP for the treatment of cUTI, CABP and DFI under the Generating Antibiotics Incentives Now Act, or the GAIN Act, which enables priority review for regulatory approval by the FDA. If SPR994 is approved for treatment of cUTI, CABP or DFI, the QIDP designation for SPR994 will extend by an additional five years any non-patent exclusivity period awarded for SPR994 in the United States, such as a five-year New Chemical Entity, or NCE, exclusivity granted under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, for a total of 10 years. In Europe, exclusivity for NCEs is 10 years (eight years for data exclusivity and an additional two years for market exclusivity), with the possibility of a one-year extension if the chemical entity is approved for use in an additional indication. Additionally, we believe that our intellectual property portfolio for SPR994, which includes multiple patent applications pending, will provide SPR994 protection globally, including in the United States and Europe, through 2039.

Advantages of SPR994

Key attributes of SPR994 support our confidence in our plan to conduct a single pivotal Phase 3 clinical trial of SPR994 and in SPR994’s commercial potential, if SPR994 receives regulatory approval. We believe SPR994 has the potential to be a safe and effective treatment for cUTI and other serious and life-threatening infections for which we may develop SPR994.

•

Potential to be the first oral carbapenem in adults, if approved. SPR994 is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Unlike other carbapenems, which are only available as IV-administered infusions, SPR994 is an orally administered tablet. Oral administration may potentially allow physicians to avoid IV-administered antibiotics for otherwise healthy or stable patients and/or allow for a reduction in costs associated with avoiding or shortening hospitalization.

•

Potential differentiated launch characteristics. There are limited branded or generic oral options currently approved or available to treat fluoroquinilone- and cephalosporin-resistant pathogens to assist with transitioning patients from the hospital to the community setting, or to prevent unnecessary hospitalization for cUTI. We believe SPR994, if approved, to be primarily reimbursable outside the hospital diagnosis-related group, or DRG, system, because of the limited number of doses required in the hospital setting. Together, we believe these factors could differentiate SPR994 from other recently launched antibiotic drugs, many of which are injectable, reimbursed within the hospital DRG system, and/or substitutable with equally effective generic alternatives.

•

Single Phase 3 trial design supported by extensive clinical and preclinical studies.  Spero’s clinical and preclinical studies with SPR994 suggest that the safety, antimicrobial potency, and pharmacodynamics exposure profile observed to date are comparable to IV carbapenems. Data from our Phase 1 clinical trial of SPR994 studying a dosage of 600 mg three times per day (TID) have suggested a tolerability profile and pharmacodynamic activity in plasma and urine for SPR994 that are comparable to available data for IV-administered ertapenem given once daily. Data from Meiji’s Phase 2 dose ranging study of tebipenem pivoxil in cUTI show microbiological eradication at test of cure comparable to other IV agents for cUTI. Also, the in vitro potency of SPR994 against Enterobacteriaceae was observed to be similar to IV-administered ertapenem and imipenem in preclinical studies. As a result of this extensive existing data, we believe that SPR994 has the potential to be used for the treatment of cUTI and other serious and life-threatening infections caused by resistant Gram-negative pathogens.

•

Favorable safety, efficacy and tolerability profile suggested by clinical trials of tebipenem in Japanese populations. A granule formulation of tebipenem has been approved for use in Japan in pediatric patients since 2009, where it has demonstrated a favorable safety and efficacy profile. Approximately 1,200 subjects have been dosed with the active pharmaceutical ingredient of SPR994, tebipenem, in clinical and pharmacologic studies during development of this drug by Meiji and its partner in Japan. This data set includes 741 adults, including 88 patients with cUTIs, the initial indication for which we are developing SPR994. In each case tebipenem has demonstrated a favorable safety, pharmacokinetic and tolerability profile. In addition, Meiji has conducted a 3,540 patient post-marketing study supporting the safety and tolerability profile of tebipenem, specifically demonstrating a safety profile that aligns well with that observed across the clinical trial program and tolerability in line with other broad spectrum oral antibiotics.

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

The following table highlights the observed in vitro potency differences between SPR994 and levofloxacin, the most widely used fluoroquinolone. As shown below, SPR994 has a MIC90 value of 0.03 µg/ mL, which compares favorably (i.e., at or below) to the potency value obtained by levofloxacin.

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

Significant Market Opportunity for SPR994

Given the observed activity of SPR994 against different bacteria, we view the market opportunity for SPR994, if approved, to be substantial, including for the following uses:

•	Community setting: Treating urinary tract infections acquired in the community setting without the need for patient hospitalization.
•	Hospital setting: Transitioning patients hospitalized for UTIs to an appropriate oral therapy as they are discharged from the hospital.

UTIs are among the most common bacterial diseases worldwide, with significant clinical and economic burden. IQVIA (formerly QuintilesIMS) estimates that between 33 and 34 million patients either visit their physician or are hospitalized for a UTI or otherwise suspected of experiencing a UTI in the United States annually. While drugs such as trimethoprim/sulfamethoxazole (Bactrim/Septra) and fluoroquinolones (levofloxacin, ciprofloxacin) have been the primary oral options for treatment of UTIs caused by Gram-negative organisms, nearly 30% to 35% of UTIs are resistant, which has led to increased use of IV-administered therapeutics such as carbapenems.

IQVIA completed a market assessment in August 2017 in the community and hospital settings in which it estimated that there were 11 to 12 million patients annually who presented in the community physician’s office with a UTI and 3.5 to 4.5 million patients annually in the hospital with a UTI in the United States alone. Of these UTIs, 10 to 11 million are suspected to be caused by Gram-negative bacteria, and 4 to 5 million of these patients had an infection that is resistant to or failed first-line therapy, such as the fluoroquinolone class, or require IV therapy due to the severity of infection. Physicians in the survey reported high concern with growing fluoroquinolone resistance and lack of oral options for MDR Gram-negative infections. We believe SPR994 is well positioned to meet the unmet need for an oral therapy for community-acquired UTI and may offer physicians an option for treating MDR UTIs while avoiding patient hospitalization. In addition, we believe SPR994 has the potential to accelerate hospital discharge and obviate the need for continued IV-administered therapy at home by transitioning discharged patients to an at-home oral therapy. Our planned pivotal Phase 3 clinical trial for SPR994 will focus on patients who suffer from a subset of UTIs called cUTIs, which affect approximately 4.9 million patients in the United States annually. A significant majority of UTIs, including cUTIs, are caused by a group of MDR Gram-negative bacteria called Enterobacteriaceae.

SPR994 Clinical Development Program

Planned Single Pivotal Phase 3 Clinical Trial (ADAPT-PO)

We initiated a Phase 1 dose-selection clinical trial of SPR994 in healthy volunteers in Australia in October 2017. In September 2018, we announced positive results from the final analysis of this study and identified a dose of 600 mg TID for our planned single pivotal Phase 3 clinical trial of SPR994 in cUTI. Based on our pre-IND, pre-Phase 3 meeting with the FDA, we believe that positive results from a single pivotal Phase 3 clinical trial of SPR994 in cUTI demonstrating a 10% non-inferiority margin would support the approval of SPR994 for the treatment of cUTI. As a result of the meeting, we submitted an IND application for SPR994 in cUTI with the FDA and received FDA acceptance of the IND application in February 2019. We have begun start-up activities for the ADAPT-PO clinical trial and anticipate opening trial sites around the end of March 2019 to support study enrollment. Following receipt of top-line data from our ADAPT-PO Phase 3 clinical trial of SPR994, if favorable, together with requisite safety data, drug-drug interaction studies and other studies, we intend to submit to the FDA an NDA for SPR994 to treat cUTI, including acute pyelonephritis. These data, if positive, may also support marketing applications in other global regions.

QIDP Designation

The FDA has designated SPR994 as a QIDP for the treatment of cUTI, CABP and DFI under the GAIN Act, which enables priority review for regulatory approval by the FDA. The QIDP designation for SPR994, however, does not guarantee a faster development process or ensure FDA approval. Further, if SPR994 is successfully developed and approved for the treatment of cUTI, CABP or DFI, the FDA’s QIDP designation for SPR994 should extend any non-patent exclusivity period awarded to SPR994 in the United States for five years, such as a five-year New Chemical Entity data exclusivity granted under the Hatch-Waxman Act.

Phase 1 Clinical Trial Results

Our completed Phase 1 SAD and MAD clinical trial of SPR994 assessed the safety, tolerability and pharmacokinetics of orally administered SPR994. The Phase 1 clinical trial enrolled 124 healthy adult volunteers into 14 SAD cohorts with SPR994 given orally as single doses ranging from 100 mg to 900 mg daily and two MAD cohorts with SPR994 given orally at doses of 300 mg and 600 mg every 8 hours (TID administration) for 14 days. Repeated dose administration of both 300 mg and 600 mg of SPR994 TID was well tolerated, with a safety profile consistent with the carbapenem class of antibiotics. Final results demonstrated a linear and proportional increase in plasma exposure over the dose range tested, with no accumulation over 14 days of repeated dosing. Furthermore, the administration of SPR994 in the fed or fasting state did not substantially alter the plasma drug exposure, indicating that SPR994 can likely be administered without regard to meals. Consistent with the predominantly renal elimination of SPR994, peak urine concentrations were approximately 50 to 100-fold higher than maximum concentrations in plasma, as shown in the charts below, supporting SPR994’s potential utility as a treatment for patients with cUTI.

Free Plasma Concentrations of SPR994

Urine Concentration of SPR994 after a Single Dose

The single planned pivotal Phase 3 clinical trial of SPR994, ADAPT-PO, is designed as a double-blind, double-dummy trial to compare oral SPR994 with an existing standard of care IV antibiotic, ertapenem, in approximately 1,200 patients randomized 1:1 in each arm. The primary endpoint of the pivotal trial will be the combined clinical and microbiological response at the test of cure with a 10% non-inferiority margin versus IV ertapenem. The trial will also incorporate a lead-in cohort of 70 patients with intensive pharmacokinetics assessment to confirm the dose and exposure in the cUTI patient population and we anticipate receiving interim pharmacokinetic and safety data from this lead-in cohort in the second half of 2019. We also plan to conduct routine ancillary clinical pharmacology studies in parallel with the Phase 3 trial as required by the FDA for the approval of SPR994, including a renal insufficiency study, a thorough QT prolongation study and a drug-drug interaction study.

In vitro Activity Against MDR Enterobacteriaceae

SPR994 has shown activity in preclinical in vitro studies against a wide variety of ESBL-producing E. coli and ESBL-producing K. pneumoniae strains. We believe these data show the ability of orally available SPR994 to deliver similar activity to comparative IV-administered agents.

Approximately 1,200 subjects have been dosed with tebipenem pivoxil in clinical and pharmacologic studies during the development of this drug by Meiji in Japan. The data set from these studies includes 741 adults, including 88 patients with cUTIs, the initial indication for which we plan to develop SPR994. In addition, there are post-marketing outcomes data reporting the safety and efficacy of tebipenem in 3,540 pediatric patients with pneumonia, otitis media, or sinusitis. These data are consistent with the safety profile of tebipenem as established in the clinical trial. We have also tested SPR994 in vitro and in animal models. We believe that nonclinical assays are generally predictive of clinical efficacy for antibiotics, particularly in the case of a well-understood class such as carbapenems.

Meiji Phase 2 Clinical Trial Data of Tebipenem in cUTI

Meiji and its partner conducted two exploratory, dose-ranging Phase 2 clinical trials of tebipenem in patients with cUTI including patients with acute pyelonephritis. These trials were conducted in Japan between 2001 and 2004. Study L-084 04 (report date 2003), a multicenter open-label study to evaluate the efficacy (clinical and microbiological) and safety (adverse events and laboratory tests) of tebipenem pivoxil at doses of 100 mg administered TID (Group A), 150 mg administered BID (Group B), and 150 mg administered TID (Group C), for seven days in patients with cUTI. There were 51 adult patients, aged 20-74 years inclusive, enrolled with 40 being evaluable for efficacy (14 in Group A; 17 in Group B; 9 in Group C). Study ME1211 (report date 2004), a multicenter, open-label study to evaluate efficacy (early and late assessments) and safety (adverse events and laboratory tests) of tebipenem pivoxil at doses of 250 mg administered BID (500 mg Group) and 300 mg administered TID (900 mg Group) for seven days in patients with UTI. There were 37 adult patients, aged 20 to 74 years inclusive, enrolled with all being evaluable for efficacy (19 in 500-mg Group; 18 in 900-mg Group). In these studies, dosing three times per day showed the greatest effect as compared with other dosing regimens, consistent with the interim results from our Phase 1 clinical trial.

Although the design of the Phase 2 clinical trials in Japan was different from what is recommended in FDA guidance for clinical trials in patients with cUTI, including acute pyelonephritis, we believe these results provide support for our planned single pivotal Phase 3 clinical trial of SPR994 at a dose of 600 mg TID for the treatment of cUTI. With respect to these results, which are summarized in the chart below, the efficacy rate refers to the proportion of subjects judged to have experienced a “markedly effective” or “effective” tebipenem dosage versus the total number of subjects tested, and the negative conversion rate refers to the proportion of subjects with negative urine cultures versus the total number of subjects tested.

Observed Efficacy of Tebipenem Pivoxil in Meiji Phase 2 Trials in UTI

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

In these two Phase 2 cUTI trials, 83-84% of patients had complicated lower tract UTIs (complicated cystitis). Taken together, the Meiji Phase 2 trials assessed the clinical and microbiological response to doses of tebipenem pivoxil ranging from 300 mg to 900 mg per day administered as two (BID) or three (TID) split doses. Clinical and microbiological responses at end of therapy, or EOT, were high for all regimens tested; however, the microbiological eradication rates at test of cure, or TOC, were highest in patients receiving tebipenem 150 mg or 300 mg TID. Of note, the microbiological eradication rates at the TOC in these dosing groups was similar to that reported for the subsets of patients with complicated cystitis in recent cUTI clinical trials utilizing intravenously administered antibiotics. Of note, the AUC exposure observed with 600 mg oral TID of SPR994 in the Spero single- and multiple-ascending dose study was comparable to that demonstrated to be effective in the Meiji cUTI trials. The appropriateness of the proposed therapeutic dose of SPR994 is supported by a pharmacokinetic/pharmacodynamic analysis based on three preclinical pharmacodynamic models (murine neutropenic thigh, hollow fiber, and one compartment pharmacodynamic model) and a clinical population pharmacokinetic model, which indicates that 600 mg of SPR994 administered TID is likely to achieve high target attainment over the MIC range of the most prevalent Enterobacteriaceae causing cUTI.

Japanese Data Supporting Safety of Tebipenem

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

Tebipenem pivoxil is an orally administered carbapenem, which is a sub-group of the beta-lactam class of antibiotics. The safety of tebipenem pivoxil was evaluated in approximately 1,200 subjects supporting the application for approval in Japan. In this safety data set, there are 741 adult subjects across 17 trials and 440 pediatric subjects across six trials. These 23 trials in total, included one double-blind, comparator-controlled trial in children, five open-label trials in children, five trials enrolling adult patients (including two open-label cUTI trials), and 12 Phase 1 clinical pharmacology trials. Among the pharmacology trials, tebipenem pivoxil was studied for an effect on QT interval, and for the known effect of the pivoxil prodrug on plasma carnitine concentrations.

In these studies, tebipenem pivoxil was generally well tolerated, with an adverse event, or AE, profile comparable to common, approved oral beta lactam antibiotics and IV-administered carbapenems. The most common AEs were gastrointestinal (e.g., diarrhea, loose stools) in both children and adults, and in the Phase 3 clinical trial of otitis media, the incidence was similar to that reported for the comparator, cefditoren pivoxil, an oral cephalosporin antibiotic. No effect of the administration of tebipenem pivoxil on the prolongation of the QT interval was observed, and the effect on plasma carnitine concentrations was reversed post treatment and not associated with AEs. A side effect seen with beta-lactam antibiotics is seizures; however, there have been no reports of inducement of seizures due to the administration of tebipenem pivoxil in clinical trials.

Meiji has reported post-marketing outcomes data reporting the safety and efficacy of Orapenem Fine Granules 10% for Pediatric Use (tebipenem pivoxil) in pediatric patients with pneumonia, otitis media, or sinusitis. A total of 3,547 cases were enrolled into the observational study, and the analysis was conducted using 3,540 cases for which it was possible to recover the questionnaires.

A total of 348 instances of adverse drug reactions were observed in 334 cases amongst the 3,337 cases (including 6 adult cases) used in the safety analyses, and the incidence of adverse drug reactions was 10.01% (334 cases/3,337 cases). The adverse drug reaction that occurred most frequently was “diarrhea” (9.5%, 318 instances/3,337 cases). One serious drug reaction was observed of “multi-organ failure”. These data are consistent with the safety profile of tebipenem as established in the pediatric clinical trials and reflected in the Orapenem product labeling in Japan.

A clinical trial evaluating the effect of tebipenem pivoxil dosing over one week on intestinal flora was also performed. Total aerobic and anaerobic bacterial counts were evaluated. Total bacterial count was reduced by day 7 of the study in both the 100 and 200 mg TID groups. However, no additional change in bacterial count was observed on subsequent examination days. Neither fecal C. difficile nor its toxin was detected in any of the subjects during or following completion of the 7-day dosing period.

Funded Label Expansion Opportunity

In addition to cUTI, we believe that SPR994 has the potential to treat other serious and life-threatening infections, including CAP. Our BARDA award provides funding for Phase 1 and Phase 2 trials supporting a potential CAP indication for SPR994.

Our IV Potentiator Platform (SPR206 and SPR741)

We have two product candidates in our IV Potentiator Platform, SPR206 and SPR741, to treat Gram-negative infections in the hospital setting. Both have exhibited in vitro and in vivo activity against Gram-negative bacteria, including organisms identified by the CDC and the WHO as urgent and serious threats to human health. SPR206 has demonstrated antibacterial activity as a single agent and the ability to enhance the potency and spectrum of partner antibiotics. SPR206 demonstrates broad-spectrum MDR Gram-negative activity, including carbapenem-resistant Pseudomonas aeruginosa, carbapenem-resistant Acinetobacter baumannii and carbapenem-resistant Enterobacteriaceae. SPR741 has minimal observed antibacterial activity as a single agent and requires co-administration of a companion antibiotic to exert antimicrobial activity. SPR741 has demonstrated activity against MDR Gram-negative organisms, including carbapenem-resistant Enterobacteriaceae and carbapenem-resistant Acinetobacter baumannii depending on the combination partner.

In December 2018, we initiated a Phase 1 clinical trial of SPR206, designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects, and expect top-line data from this trial in the second half of 2019. Data from IND-enabling studies, together with data presented at the ESCMID/ASM Conference in September 2018, collectively demonstrate SPR206’s favorable safety profile and in vitro activity against MDR Gram-negative pathogens.

We have completed a Phase 1, two-part, randomized, double blind, placebo-controlled, dose escalation trial of SPR741. The safety and pharmacokinetics data from this study were reported at the 2018 European Congress of Clinical Microbiology and Infectious Diseases, or ECCMID, congress in Madrid, Spain. The data indicated that SPR741 was generally well tolerated at single doses up to and including 800 mg and at doses up to and including 600 mg every 8 hours for 14 days.

We have also completed a Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom. The Phase 1b trial enrolled 27 healthy volunteers to evaluate SPR741 as a single dose in combination with compounds from the beta-lactam class of antibiotics, including cephalosporins (ceftazidime), monobactams (aztreonam) and beta-lactam/beta-lactamase inhibitors (piperacillin/tazobactam). The trial was designed to assess the impact, if any, on the standalone safety and pharmacokinetics of SPR741 or the standalone safety and pharmacokinetics of the beta-lactam combination drug when the two are dosed together as a single dose. In this study, we observed no impact on the safety or pharmacokinetics of SPR741 or the beta-lactam drug when the two are dosed together as a single dose, supporting further development of SPR741 as a combination agent for the treatment of MDR infections.

We have multiple patent applications pending for SPR206 that we believe will provide SPR206 protection globally, including in the United States and Europe, through 2039. Additionally, we believe that our intellectual property portfolio for SPR741, which includes multiple issued patents and patent applications pending, will provide SPR741 protection globally, including in the United States and Europe, through 2039.

Advantages of our Potentiator Platform

We believe that the following key attributes of our Potentiator Platform generally have the potential to support the clinical utility and commercial value of our Potentiator Platform for the safe and effective treatment of serious Gram-negative infections:

•

Potential to Expand the Potency of Standard-of-Care Antibiotics. We believe SPR206 and SPR741 and have the potential to expand the potency of standard-of-care antibiotics by restoring and expanding their Gram-negative activity, thereby improving therapeutic outcomes, decreasing physicians’ reliance on drugs of last resort and encouraging improved antibiotic stewardship.

•

SPR741 was generally safe and well tolerated in Phase 1 and Phase 1b studies. Data from our Phase 1 SAD and MAD clinical trial of SPR741 demonstrate SPR741 was generally safe and well tolerated at single doses up to and including 800 mg and at doses up to and including 600 mg every 8 hours for 14 days, as well as in combination with beta-lactam antibiotics.

•

SPR206 may be a safe and potent IV-administered direct-acting agent. Like SPR741, our Potentiator Platform candidate SPR206 is designed to interact with LPS to disrupt the outer membrane. However, SPR206 is also designed to have direct antibiotic activity, while retaining Potentiator activity, including activity against Pseudomonas aeruginosa and Acinetobacter baumannii. Data from SPR206 in vitro and in vivo GLP safety pharmacology and absorption, distribution, metabolism, and excretion, or ADME, studies and 14-day, two-species GLP toxicology studies provide support for an acceptable safety profile, which led to SPR206’s designation as a clinical candidate and the initiation of a Phase 1 clinical trial in December 2018. We are developing SPR206 as a treatment for high-risk patients with suspected or known Gram-negative infections such as carbapenem-resistant Enterobacteriaceae, or CRE, carbapenem resistant Acinetobacter baumannii, or CRAB, and MDR Pseudomonas aeruginosa, or MDR PA, to prevent mortality and reduce the length of stay in the hospital setting.

Significant Market Opportunity for SPR206 and SPR741, including Gram-Negative IV Market

The need for new antibiotics to treat CRE, CRAB and MDR PA is particularly acute, as together these represent among the top global threats in infectious disease and can cause severe and often deadly infections. As such, there is an acute need for new drugs to treat MDR Gram-negative bacterial infections. Currently approved products are increasingly ineffective against Gram-negative bacteria due to increasing resistance, resulting in limited treatment options for patients with MDR infections. Few new therapeutic agents have been approved or are in clinical development to treat infections caused by MDR Gram-negative bacteria.

Acinetobacter baumannii is an opportunistic bacterial pathogen primarily associated with hospital-acquired infections with between 50,000 to 80,000 infections recorded annually in the United States and with approximately 63% of isolates exhibiting multi-drug resistance. Mortality rates for patients with Acinetobacter baumannii have been reported as high as 43%. Currently the only drugs to treat these resistant organisms are polymyxins such as colistin, polymixyn B (PMB) and tigecycline (TIG), both of which have significant and dose limiting safety and tolerability issues. SPR206 would provide a much-needed alternative for the treatment of these very serious infections.

Pseudomonas aeruginosa is one of the most common Gram-negative organisms in the hospital setting. Incidence ranges from 13% in UTIs to as high as 25% in respiratory tract infections. Resistance to commonly used agents such as cephalosporins, piperacillin/tazobactam and quinolones ranges from 10% in the non-ICU setting to upwards of 35% in the ICU. In preclinical studies to date, SPR206 has demonstrated potent activity across a broad range of resistant strains of Pseudomonas aeruginosa. There are limited treatment options available today to treat these resistant organisms.

SPR206—Development Plan

Non-Clinical Data Supports the Progression of SPR206 to Clinical Development

SPR206 was assessed in a suite of non-clinical, IND-enabling studies, including 14-day, two species, GLP toxicology experiments and in vitro and in vivo GLP safety pharmacology and ADME studies. The data suggest the potential for an acceptable safety profile and add context to earlier microbiological and in vivo efficacy testing of SPR206 that demonstrated potent activity as a single agent against MDR and XDR bacterial strains, including carbapenem-resistant Pseudomonas aeruginosa, Acinetobacter baumannii, and Enterobacteriaceae. The composite data suggest SPR206 has the potential for wide therapeutic margins in the setting of serious hospital Gram-negative infections.

In Vitro Activity of SPR206 Against MDR Gram-Negative Bacteria

Results from multiple susceptibility testing studies against MDR Enterobacteriaceae suggests that SPR206 is capable potent activity against MDR Enterobacteriaceae, carbapenem resistant Pseudomonas aeruginosa and carbapenem resistant Acinetobacter baumannii.

In vivo Activity of SPR206 against Carbapenem-Resistant Acinetobacter baumannii

The activity of SPR206 against a carbapenem resistant strain of Acinetobacter baumannii exceeded the activity of polymyxin B (PMB) and tigecycline (TIG) in a mouse lung infection model as shown below.

Activity of SPR206 vs. Comparators in a Mouse Lung Infection Model

Phase 1 Clinical Trial

In December 2018, we initiated a Phase 1 trial of SPR206, designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. We anticipate receiving top-line data from the trial in the second half of 2019.

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

We initiated our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom during the fourth quarter of 2017. The Phase 1b trial enrolled 27 healthy volunteers to evaluate SPR741 as a single dose in combination with compounds from the beta-lactam class of antibiotics, including cephalosporins (ceftazidime), monobactams (aztreonam) and beta-lactams/beta-lactamase inhibitors (piperacillin/tazobactam). The trial was designed to assess the impact, if any, on the standalone pharmacokinetics of SPR741 or the standalone pharmacokinetics of the beta-lactam combination drug when the two are dosed together as a single dose. In this study, we observed no impact on the tolerability or standalone pharmacokinetics of SPR741 or the beta-lactam drug when the two are dosed together as a single dose, supporting further development of SPR741 as a combination agent for the treatment of MDR infections.

Our Potentiator Platform product candidates (SPR206 and SPR741) are being funded in part with non-dilutive funding from the DoD, CARB-X and NIAID, consisting of $8.6 million through December 31, 2018. We have global commercialization rights to SPR741, which has global patent protection extending through 2038.

In Vitro Activity of SPR741 Against MDR Gram-Negative Bacteria

Results from multiple susceptibility testing studies against suggest that SPR741 is capable of potentiating the activity of several classes of antibiotics, including some beta-lactams and macrolides. We ascertained the potential clinical profile of combinations of SPR741 against MDR Enterobacteriaceae encountered in the hospital setting by testing the combinations against a large number of clinical isolates collected from unique patients with different types of infections from hospitals around the world. In one such study, we measured the ability of SPR741 to enhance the activity of ceftazidime, or CAZ, or piperacillin-tazobactam (Zosyn, or TZP) against a large collection of clinical isolates expressing the drug-resistant phenotype ESBL. In each case, SPR741 potentiated the activity of the antibiotics resulting in an MIC90 shift from 256 to 8 for CAZ and from 256 to 1 for TZP. We believe that these data demonstrate SPR741’s ability to restore the combined antibiotic’s therapeutic activity against a resistant strain of bacteria.

SPR720 Pulmonary Non-Tuberculous Mycobacterial (NTM) Infection Program

A third area of our focus is orphan infectious diseases, specifically non-tuberculous mycobacterial infection. We are developing SPR720, a therapeutic candidate with a novel mechanism of action for the treatment of NTM infection. SPR720 is designed to be the first novel, oral candidate to treat pulmonary NTM infection. SPR720 represents a novel class of antibacterial agents that target enzymes essential for bacterial DNA replication.

SPR720 has several key attributes including:

•

Broad spectrum of activity. SPR720 has demonstrated a broad spectrum of activity against the most common organisms causing NTM infections, including Mycobacterium avium complex, or MAC, Mycobacterium kansasii and Mycobacterium abscessus.

•

Convenient for patients. SPR720 is an oral antibiotic. Many patients can find inhalers difficult to use and poor inhalation technique can negatively impact drug delivery and response to therapy. Oral therapy is simple and more convenient.

•

Novel mechanism. SPR720 employs a novel mechanism. Recent studies have shown the high prevalence of drug resistance in NTM infection species that threatens adequate control of the disease. Novel mechanisms may help evade existing modes of resistance.

SPR720 has shown potent activity against most common NTM infection species, such as M. avium, M. abscessus and M. kansasii. As shown in the exhibit below, SPR720 showed dose responsive activity against difficult to treat MDR pathogens, with better activity as compared to amikacin (AMK) considered one of the positive controls in this experiment.

Non-tuberculous mycobacteria are typically found in water and soil. NTM infections cause a rare infection of the lung that is acquired through inhalation of this microbe. There are approximately 150 types of mycobacteria, with MAC and Mycobacterium abscessus the most common cause of NTM infections, together comprising almost 90% of all NTM infections.

NTM infections occur in many different types of patients. NTM infections often occur in people with compromised immune systems, such as those with HIV, or those with respiratory conditions such as cystic fibrosis, chronic obstructive pulmonary disease, asthma or bronchiectasis. According to Strollo et al. and Adjemian et al., the diagnosed patient population is approximately 86,000 in the United States. The annual prevalence of NTM infection is increasing at an estimated rate of 8% per year. While people of any age can be infected by NTM, it mostly affects middle-aged to elderly adults, and is increasing among patients over 65, a population expected to nearly double by 2030. While relatively rare compared to other infectious diseases, the prevalence of NTM infection has more than doubled since 1997 and unfortunately, NTM infections are often undiagnosed, masquerading as another respiratory condition such as COPD or asthma. By comparison, the prevalence of tuberculosis in North America has declined.

There are currently no oral FDA-approved therapeutics specifically approved for use to treat pulmonary NTM infections. Given the unmet medical need, there are regulatory incentives available to encourage drug development to address NTM infection. These include orphan drug designation, potential for breakthrough therapy status and QIDP designation. Treatment of pulmonary NTM infections requires prolonged therapy (continuing for approximately 12 to 24 months) with a combination regimen and is frequently complicated by tolerability and/or toxicity issues. Treatment failure is common and is often due to poor compliance or inability to tolerate the regimen. Many patients experience progressive lung disease and mortality is high. We believe there is a need for new, potent, orally available therapies for NTM infection. While there are competitive compounds in late-stage development for NTM infection, these therapies are not effective in all patients and are not orally available.

We believe that our intellectual property portfolio for SPR720, which includes multiple issued patents and patent applications pending, will provide SPR720 protection globally, including in the United States and Europe, through 2033.

Our SPR720 Development Plan

Our strategy is to develop SPR720 to become the first oral treatment FDA-indicated for NTM infection, and to enable refractory patients to regain a better quality of life. SPR720 is currently in clinical development. We assessed SPR720 in a series of non-clinical studies, including IND-enabling 28- and 31-day GLP toxicity studies in non-human primates and rats, respectively, and safety pharmacology studies. In vitro MIC studies demonstrated potent activity for SPR720 against prevalent NTM pathogens, including Mycobacterium avium complex and Mycobacterium abscessus. Furthermore, in vivo studies in murine models of pneumonia demonstrated favorable efficacy relative to standard-of-care comparator agents. The data suggest that SPR720 has an acceptable safety profile, encouraging target pathogen efficacy, and a wide therapeutic margin. These results, in conjunction with the recent regulatory interactions Spero has had, support the further development of SPR720. We initiated a Phase 1 clinical trial of SPR720 in January 2019, designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects, and expect top-line data from this trial in the second half of 2019.

Collaboration and License Agreements

In addition to our own patents and patent applications, we have acquired or licensed patents, patent applications and know-how from various third parties to access intellectual property covering product candidates that we are developing. We have certain obligations under these acquisitions or licensing agreements, including diligence obligations and payments, that are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, we may be obligated to pay royalties to such third parties on net sales of the respective products. Some of our license agreements include sublicenses of rights owned by third-party head licensors. In addition, we have entered into a license agreement (described below) pursuant to which we have granted certain development, manufacturing and commercialization rights with respect our Potentiator product candidates.

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

Cantab Agreements

In June 2016, we entered into a stock purchase agreement, or the Cantab Agreement, with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited, or PBB, Cantab Anti-Infectives Ltd., or CAI and New Pharma License Holdings Limited, or NPLH, in order to acquire NPLH and its intellectual property rights and assets relating to our Potentiator Platform, and our next-generation potentiating agents in particular. The intellectual property portfolio we acquired includes patents which cover SPR206 as well as other novel potentiating agents, polymyxin derivatives and other LPS or outer-membrane bacterial disrupting agents. In exchange for the acquisition of NPLH, we paid PBB upfront consideration in the amount of $0.3 million and also agreed to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and  a payment of £5.0 million ($6.4 million as of December 31, 2018) upon the achievement of a specified commercial milestone. We also agreed to pay royalties of a low single-digit percentage based on net sales of products licensed under the agreement. In addition, Spero Cantab issued an equity interest in Spero Cantab and entered into a subscription agreement and shareholders agreement with PBB. In July 2017, we repurchased PBB’s minority equity interest in Spero Cantab in exchange for a one-time nonrefundable upfront fee of approximately $0.2 million and we also amended the Cantab Agreement to increase the contingent milestone payments to PBB by an aggregate of $0.1 million. The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents. During the three months ended December 31, 2018, we recorded $0.2 million in expense related to the achievement of regulatory milestones for SPR206.

In addition, Spero holds a NIAID contract that partially funds the next-generation potentiating agent development program. That contract was novated from CAI to Spero in December 2017. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. During the year ended December 31, 2018, we recorded approximately $0.4 million in expense related to amounts payable to PBB under this agreement.

Vertex Assignment and License Agreement

In May 2016, we entered into an agreement with Vertex Pharmaceuticals Incorporated, or Vertex, pursuant to which Vertex assigned to us rights to patents relating to SPR720 and SPR719 (an active metabolite). The acquired patent portfolio includes protection for composition of matter, method of use, and specific key intermediates used in the manufacture of SPR719 and SPR720. We also obtained certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials as part of the transaction. In return, we granted Vertex an exclusive license to the assigned patents and know-how for use outside of the diagnosis, treatment or prevention of bacterial infections. In exchange for the assigned patents, we paid Vertex an upfront, one-time, non-refundable, non-creditable fee of $0.5 million, which was recognized as research and development expense, and we also agreed to pay Vertex future clinical, regulatory and commercial milestones up to $81.1 million in the aggregate and a royalty on the net sales of licensed products ranging from mid-single digits to low double digits. During the three months ended December 31, 2018, we recorded $0.2 million in expense related to the achievement of regulatory milestones for SPR720. The agreement continues in effect until the expiration of all payment obligations thereunder, with royalty payment obligations continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the date of expiration in such country of the last to expire applicable patent. Further, Vertex has the right to terminate the agreement if provided with notification from us of our intent to cease all development or if no material development or commercialization efforts occur for a period of 12 consecutive months.

Everest Medicines License Agreement

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited, or NPLH, entered into a license agreement, or the Everest License Agreement, with Everest Medicines II Limited, which Everest License

Agreement also includes an option granted by our wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, or Potentiator. Under the terms of the License Agreement, we granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206, or Licensed Products, in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries, collectively referred to as the Territory. We retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant to SPR206, we granted Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture and commercialize SPR741 in the Territory.

Under the terms of the Everest License Agreement, we are entitled to receive an upfront payment of $3 million. We may also receive up to an additional $59.5 million in milestone payments upon Everest’s achievement of certain developmental, regulatory and sales milestone events related to SPR206, which achievement cannot be guaranteed. We are also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

Everest is responsible for all costs related to developing, obtaining regulatory approval of and commercializing SPR994 and Licensed Products in the Territory, and is obligated to use commercially reasonable efforts to develop, manufacture and commercialize Licensed Products, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee will be established between us and Everest to coordinate and review the development, manufacturing and commercialization plans with respect to Licensed Products in the Territory.

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the Everest License Agreement will expire on a jurisdiction-by-jurisdiction and Licensed Product-by-Licensed Product basis until the latest to occur of expiration of the last valid claim under a licensed patent in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of such Licensed Product in such jurisdiction. The Everest License Agreement may be terminated in its entirety by Everest upon 90 or 180 days’ prior written notice, depending on the stage of development of the initial Licensed Product.

Government Awards

As described below, through December 31, 2018, we have committed funding support of up to an aggregate of $25.2 million in non- dilutive funding from BARDA, NIAID, the DoD and CARB-X, with the potential to receive a total of up to $54.3 million (inclusive of amounts we have already received) if certain options are exercised. These awards are structured in the following manner:

•

BARDA award to support the further clinical development of SPR994. BARDA is providing initial funding of $15.7 million, with the potential for up to an additional $28.5 million over 5 years. The BARDA award commits funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021. The balance of the award is subject to BARDA exercising two options. As part of our SPR994 collaboration with BARDA described above, there will be studies assessing the efficacy of SPR994 in treatment of infections caused by biodefense threats such as anthrax, plague, and melioidosis, including a possible clinical trial in pneumonia patients. The Defense Threat Reduction Agency, or DTRA, will provide up to $10.0 million in addition to the total potential $44.2 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing SPR994 in these areas, we will not receive any funds from DTRA. Upon these achievements, BARDA may exercise its second option to fund a bronchoalveolar lavage study to demonstrate safety and lung exposure sufficient to support efficacy and a clinical trial in pneumonia patients to demonstrate safety and data suggestive of efficacy.

•

NIAID funding for SPR206. The NIAID contract for SPR206 provides for total development funding of up to $6.3 million over a base period and three option periods. To date, funding for the base period and the first two option periods, totaling $5.7 million, have been committed. The NIAID award is subject to termination for convenience at any time by NIAID, and NIAID is not obligated to provide funding to us beyond the base period amounts from Congressionally approved annual appropriations.

•

NIAID award under its Small Business Innovation Research program, or SBIR for SPR720. This award provides up to $1.0 million of support for our SPR720 program. The scope of the program includes in vitro and in vivo assessments of SPR720 against tuberculous as well as nonclinical and manufacturing activities in support of both tuberculous and NTM indications. The NIAID SBIR award is structured as a base period followed by a single option. For the base period of March 1, 2017 through February 28, 2018, NIAID committed funding of approximately $0.6 million for the SPR720 program. In February 2018 NIAID exercised the approximately $0.4 million option, with a period of performance from March 1, 2018 through February 28, 2019. In January 2019, the period of performance for this award was extended for an additional 12-month period.

•

Our Potentiator Platform program funding from DoD and CARB-X. The DoD funding supports next- generation Potentiator Platform discovery and screening of SPR741 partner antibiotics and SPR206. Our DoD cooperative agreement is structured as a single, two-year $1.5 million award. We are eligible for the full funding from the DoD and there are no options to be exercised at a later date. The CARB-X award supported screening and selection of SPR741 partner antibiotics (with the exception of azithromycin) with the goal of taking one SPR741/partner combination through IND-enabling studies, culminating in the completion of a Phase 1 clinical trial. The CARB-X award was structured as a base period followed by two sequential options. In March 2017, CARB-X committed funds of $1.5 million to support SPR741 development efforts for the period from April 1, 2017 to March 31, 2018. In March 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award.

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

Oral Carbapenem (SPR994 – Tebipenem Pivoxil Hydrobromide)

Our SPR994 program contains one pending U.S. provisional application and two patent cooperation treaty, or PCT, applications covering novel preparations of tebipenem pivoxil hydrobromide as of December 31, 2018, all wholly owned by us. The provisional patent application must be converted to PCT applications within one year of its May 2018 filing date. U.S. and foreign patents issuing from our tebipenem pivoxil hydrobromide PCT applications will have statutory expiration dates of December 2037 and February 2038. Patent term adjustments or patent term extensions could result in later expiration dates.

Potentiator Platform (Including SPR741)

The intellectual property portfolio for our Potentiator Platform contains patent applications and issued patents directed to composition of matter for SPR741 and analogs thereof, composition of matter with different structural features, combinations of SPR741 or other potentiators with other anti-bacterial compounds, and methods of use for these novel compounds and compositions. As of December 31, 2018, we owned or were exclusively licensed eight U.S. patents, two pending U.S. patent applications, and one U.S. provisional application; 100 foreign patents and ten pending foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, the European Union member states, Israel, India, Indonesia, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, South Africa, and Taiwan. Issued U.S. or foreign patents and any patents issuing any pending U.S. or foreign  applications covering SPR741 will have a statutory expiration date of August 2027, February 2029, April 2037, May 2037, and July 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

Next-Generation Potentiator Platform Program (Including SPR206)

The intellectual property portfolio for our next-generation polymyxin program contains patent applications and issued patents directed to composition of matter for polymyxin-like compounds with different structural features, pharmaceutical compositions comprising the same, and methods of use for these novel compounds and compositions. As of December 31, 2018, we owned one U.S. patent, three pending U.S. applications, one U.S. provisional application, one foreign patent, and 31 pending foreign patent applications in a number of jurisdictions including Argentina, Australia, Brazil, Canada, China, the European Union, Hong Kong, Israel,  Japan, South Korea, Mexico, Russia,  Taiwan, and Venezuela. Issued U.S. or foreign patents and any patents issuing from pending U.S. or foreign, applications covering our next-generation polymyxin program will have a statutory expiration date of November 2032, May 2034, March 2035,  November 2035, or June 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

NTM Infection Program (SPR720)

Our intellectual property portfolio for our DNA Gyrase Inhibitor program includes issued patents and pending patent applications directed to composition of matter for SPR720, and its close analogs and prodrugs, novel solid forms of SPR720 and its prodrugs, methods of manufacture, and methods of treatment using SPR720 alone and in combination with other antibiotic compounds. All patents and patent applications in the portfolio are wholly owned by us. As of December 31, 2018, we owned eleven issued U.S. patents, 74 issued foreign patents, and 13 pending foreign patent applications. The issued and foreign patents are in a number of jurisdictions including the European Union and its member states, Argentina, Australia, Brazil, Canada, China, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, and Taiwan. Issued U.S. and foreign patents, and patents issuing from pending U.S. and foreign applications will have statutory expiration dates of January 2032, June 2032 and July 2033. Patent term adjustments or patent term extensions could result in later expiration dates.

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

We are developing SPR994 as an oral antibiotic for use as a monotherapy for the treatment of resistant and MDR infections. If approved, SPR994 would compete with several antibiotics currently in clinical development, including ceftibuten/clavulanate (“C-Scape”) from Achaogen, Inc., sulopenem from Iterum Therapeutics Limited, and omadacycline from Paratek Pharmaceuticals, Inc. We also expect that SPR994, if approved, would compete with future and current generic versions of marketed antibiotics. If approved, we believe that SPR994 would compete effectively against these compounds on the basis of SPR994’s potential:

•	broad range of activity against a wide variety of resistant and MDR Gram-negative bacteria;
•	low probability of drug resistance;
•	a favorable safety and tolerability profile supported by years of post-marketing experience in Japan;
•	a convenient oral dosing regimen and opportunity to step-down from IV-administered therapy; and
•	as a monotherapy treatment for MDR Gram-negative infections.

We are also developing our Potentiator Platform, SPR206 and SPR741, as IV-administered agents for Gram-negative infections in the hospital. If approved, SPR741 or our single-agent candidate SPR206 would compete with several IV-administered product candidates marketed for the treatment of Gram-negative infections, including ceftazidime-avibactam (“Avycaz”) from Allergan plc and Pfizer Inc., ceftolozane-tazobactam (“Zerbaxa”) from Merck & Co., plazomicin (“Zemdri”) from Achaogen, Inc., eravacycline (“Xerava”) from Tetraphase Pharmaceuticals, Inc., and meropenem-vaborbactam (“Vabomere”) from Melinta Therapeutics, Inc. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant Gram-negative infections, including cefiderocol from Shionogi & Co. Ltd., and imipenem-relebactam from Merck & Co. Each of these products and product candidates employs a mechanism of action that differs from the mechanism of action employed by SPR741.

We are developing SPR720 to be the first approved oral treatment for NTM infection. There are currently no oral agents approved to treat NTM infection. Only one drug is approved to treat NTM infection that would potentially compete with SPR720 called Arikayce from Insmed, an inhaled version of a commonly used drug in the hospital setting called amikacin. It should be noted that combination therapy is recommended for treating this condition.

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

Qualified Infectious Disease Product Exclusivity

Under the GAIN Act provisions of FDASIA, which was signed into law in July 2012, the FDA may designate a product as a qualified infectious disease product, or QIDP. In order to receive this designation, a drug must qualify as an antibiotic or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (i) an antibiotic or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (ii) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request such designation before submitting a marketing application. We obtained a QIDP designation for the oral formulation of SPR994 for cUTI in November 2016 and CABP and DFI in April 2017. We were granted QIDP designation by the FDA for SPR206 in October 2018 for the treatment of cUTI and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP). We were granted QIDP designation for SPR720 capsule for oral use for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by Mycobacterium tuberculosis.

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

Employees

As of December 31, 2018, we had 41 full-time employees, including a total of 14 employees with M.D. or Ph.D. degrees. 25 employees were primarily engaged in research and development activities, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

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

Available Information

Financial and other information about us is available on our website. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. The information contained in our website is not intended to be a part of this filing.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K, including the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K occurs, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our common stock could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2013. Our net loss was $41.7 million, $39.9 million and $32.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization. We have financed our operations primarily through sales of our equity securities, collaborations and government funding for research and development. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to advance our product candidates through preclinical and clinical development and seek marketing approval for such candidates if clinical trials are successful. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials and studies of our product candidates;
•	continue to discover and develop additional product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific and commercial personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	acquire or in-license other product candidates and technologies.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we commence and advance our ongoing and planned clinical trials and other studies of SPR994, SPR720 and SPR206, seek marketing approval for SPR994 if clinical trials are successful, and evaluate the advancement of our other product candidates. If we obtain marketing approval for SPR994 or any other product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2018, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through the top-line readout of our planned pivotal Phase 3 clinical trial of SPR994. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing, costs and results of our ongoing and planned clinical trials of SPR994;
•	the timing, costs and results of our ongoing, planned and potential clinical trials for other product candidates;
•	the amount of funding that we receive under our government awards;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

As of December 31, 2018, our non-dilutive sources of funding consisted of awards from CARB-X and the DoD that provide partial funding for the development of our Potentiator Platform product candidates, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, and most recently, an award from BARDA for SPR994.

Our DoD cooperative agreement is structured as a single, two-year $1.5 million award. We are eligible for the full funding from the DoD and there are no options to be exercised at a later date. The NIAID SBIR award is structured as a base period followed by a single option. For the base period of March 1, 2017 through February 28, 2018, NIAID committed funding of approximately $0.6 million for the SPR720 program. In February 2018 NIAID exercised the approximately $0.4 million option, which will have a period of performance from March 1, 2018 through February 28, 2019. In January 2019, the period of performance for this award was extended for an additional 12-month period. The NIAID contract for SPR206 provides for total development funding of up to $6.3 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. The CARB-X award is structured as a base period followed by two sequential options. In March 2017, CARB-X committed funds of $1.5 million to support SPR741 development efforts for the period from April 1, 2017 to

March 31, 2018. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. The NIAID award is subject to termination for convenience at any time by NIAID. NIAID is not obligated to provide funding to Spero beyond the base period amounts from Congressionally approved annual appropriations.

The BARDA award commits funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021. The balance of the award is subject to BARDA exercising two options. As part of our SPR994 collaboration with BARDA described above, there will be studies assessing the efficacy of SPR994 in treatment of infections caused by biodefense threats such as anthrax, plague, and melioidosis, including a possible clinical trial in pneumonia patients. The nonclinical biodefense studies will be conducted by USAMRIID under the direction of the Company. DTRA will provide up to $10.0 million in addition to the total potential $44.2 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing SPR994 in these areas, we will not receive any funds from DTRA. Upon these achievements, BARDA may exercise its second option to fund a bronchoalveolar lavage study to demonstrate safety and lung exposure sufficient to support efficacy and a clinical trial in pneumonia patients to demonstrate safety and data suggestive of efficacy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings or collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018 and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co., or Cantor. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement.

We may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our then existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely affect our ability to conduct our business. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2018, we had U.S. federal, state and foreign net operating loss carryforwards, or NOLs, of $100.4 million, $100.3 million and $11.7 million, respectively. Our NOLs begin to expire in 2033. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

There are significant differences in the trial design for the two exploratory Phase 2 clinical trials conducted by Meiji and its partner in Japan compared to the clinical trial design described by the FDA in its guidance for clinical trials in patients with cUTI, including:

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

If our planned pivotal Phase 3 clinical trial of SPR994 does not yield data that confirm the clinical and microbiological efficacy of SPR994 as suggested by the results from the Phase 2 clinical trials conducted by Meiji and its partner, then our clinical pathway for SPR994 could be delayed and our business could be materially harmed.

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

If unexpected adverse events occur in any of our ongoing or planned clinical trials, we may need to abandon development of our product candidates, or limit development to lower doses or to certain uses or subpopulations in which the undesirable side effects or other unfavorable characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

A Phase 2 clinical trial of SPR741 would be subject to a number of specific risks that may affect the outcome of the trial, including the need to co-administer SPR741 with a companion antibiotic and identifying available development funding.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including ceftazidime-avibactam (“Avycaz”) from Allergan plc and Pfizer Inc., ceftolozane-tazobactam (“Zerbaxa”) from Merck & Co., plazomicin (“Zemdri”) from Achaogen, Inc., eravacycline (“Xerava”) from Tetraphase Pharmaceuticals, Inc., and meropenem-vaborbactam (“Vabomere”) from Melinta Therapeutics, Inc. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant Gram-negative infections, including cefiderocol from Shionogi & Co. Ltd., and imipenem-relebactam from Merck & Co.

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

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our lead product candidate, SPR994, our Potentiator Platform product candidates, SPR206 and SPR741, and SPR720, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

Although we expect to commercialize SPR994 ourselves in the United States, we intend to commercialize it outside the United States through collaboration arrangements. If we develop SPR741 to be co-administered in combination with branded and not generic antibiotic compounds, then we will be required to obtain and maintain rights from third-party collaborators for the development and commercialization of SPR741 co-administered with such other branded antibiotic compounds. In addition, we may seek third-party collaborators for development and commercialization of certain of our product candidates. For instance, in January 2019, we entered into a license agreement with Everest Medicines II Limited whereby we granted Everest an exclusive license to develop, manufacture and commercialize SPR206, or products containing SPR206, in Greater China, South Korea and certain Southeast Asian countries. In addition to the license grant with respect to SPR206, we also granted to Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture or commercialize SPR741 in the same territories. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. As a result of the TCJA, our net deferred tax assets and liabilities existing as of December 31, 2017 were revalued at the newly enacted U.S. corporate rate. The impact of this tax reform is uncertain and could be adverse. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent our product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;
•	the timing of clinical trials of SPR994 and any other product candidate;
•	results of clinical trials of SPR994 and any other product candidate;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop, in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

The trading market for our common stock relies in part on the research and reports that securities or industry analysts publish about us or our business. If few analysts provide coverage of us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We can issue and have issued shares of preferred stock, which may adversely affect the rights of holders of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;
•	make it more difficult for a third party to gain control of us;
•	discourage bids for our common stock at a premium;
•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or
•	otherwise adversely affect the market price or our common stock.

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock to certain affiliates of Biotechnology Value Fund, L.P., or BVF, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. If the holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Failure to maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley in the future could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Section 404 of Sarbanes-Oxley requires us, on an annual basis, to review and evaluate our internal controls. To maintain compliance with Section 404, we are required to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal resources, continue to engage outside consultants and follow a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of December 31, 2018, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 59% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Cambridge, Massachusetts, where we lease approximately 15,600 square feet of office space. Our lease extends through December 2025. We also sublease approximately 7,000 square feet of laboratory space in Watertown, Massachusetts. Our sublease extends through November 2019. We believe that our existing facilities will be sufficient to meet our current needs.

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

Holders of Record

On March 8, 2019, we had approximately 14 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since November 2, 2017, the date our common stock first began trading on The Nasdaq Global Select Market, to the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 in our common stock at the closing price of $11.50 on November 2, 2017 (our initial listing date), and in each of the indexes with relative performance tracked through December 31, 2018, assuming reinvestment of the full amount of all dividends, if any. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Use of Proceeds from Registered Securities

On November 6, 2017, we completed the initial public offering of our common stock. The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220858), which was declared effective by the SEC on November 1, 2017.

As of December 31, 2018, we had used approximately $48.7 million from the net proceeds from our IPO.

Purchases of Equity Securities by the Issuer

None.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016 and 2015. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2015 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited financial statements, which are not included in this Annual Report on Form 10-K. This information should be read in conjunction with the consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Grant revenue	$3,966	$1,979	$335	$—
Operating expenses:
Research and development	33,885	32,869	26,333	11,125
General and administrative	12,887	10,840	7,223	2,202
Total operating expenses	46,772	43,709	33,556	13,327
Loss from operations	(42,806)	(41,730)	(33,221)	(13,327)
Other income (expense):
Change in fair value of derivative liabilities	—	1,541	580	174
Interest income and other income (expense), net	1,144	303	—	—
Total other income (expense), net	1,144	1,844	580	174
Net loss	(41,662)	(39,886)	(32,641)	(13,153)
Less: Net loss attributable to non-controlling interest	—	(1,143)	(7,150)	(2,999)
Net loss attributable to Spero Therapeutics, Inc.	(41,662)	(38,743)	(25,491)	(10,154)
Accrued return on preferred shares	—	(6,146)	(3,441)	(932)
Accretion of redeemable bridge units and redeemable convertible preferred shares to redemption value	—	(1,208)	(996)	(2,341)
Net loss attributable to common stockholders of Spero Therapeutics, Inc.	$(41,662)	$(46,097)	$(29,928)	$(13,427)

Net loss per share attributable to common stockholders of Spero Therapeutics, Inc. per share, basic and diluted(1)	$(2.60)	$(17.82)	$(95.87)	$(53.11)

Weighted average shares outstanding, basic and diluted(1):	16,001,832	2,586,865	312,169	252,807

	As of December 31,
	2018	2017	2016	2015
		(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$115,443	$87,288	$10,315	$5,691
Working capital (deficit)	111,901	83,902	4,954	(433)
Total assets	129,006	93,749	13,772	7,176
Bridge units	—	—	7,924	—
Redeemable convertible preferred units	—	—	47,685	18,296
Total stockholders' equity (deficit)	115,855	84,957	(49,248)	(18,553)

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for multi-drug resistant bacterial infections. Our most advanced product candidate, SPR994 (also called tebipenem pivoxil hydrobromide), is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We also have a platform technology known as our Potentiator Platform, which includes two IV-administered agents, SPR206 and SPR741, that are active either alone or in combination with other standard of care agents and are designed to treat MDR Gram-negative bacteria in the hospital.  In addition, we are developing SPR720, an oral antibiotic designed for the treatment of pulmonary NTM infections. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

On November 6, 2017, we completed our IPO and issued and sold 5,500,000 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of $71.6 million after deducting underwriting discounts and commissions but before deducting offering costs. On November 14, 2017, we issued and sold an additional 471,498 shares of our common stock at the IPO price of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $6.1 million after deducting underwriting discounts. Aggregate net proceeds from the IPO totaled $74.2 million after deducting underwriting discounts, commissions and offering costs.

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

On November 15, 2018, we entered into an Exchange Agreement, or the Exchange Agreement, with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and MSI BVF SPV LLC (collectively, “BVF”) pursuant to which BVF agreed to exchange an aggregate of 1,000,000 shares of our common stock, par value $0.001, owned by BVF for an aggregate of 1,000 shares of our newly designated Series B Convertible Preferred Stock, par value $0.001 per share, or the Series B Preferred Stock. On November 16, 2018, we designated 1,000 shares of our authorized and unissued preferred stock as Series B Convertible Preferred Stock.

Each share of the Series A and Series B Convertible Preferred Stock is convertible into 1,000 shares of our common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series A and Series B Convertible Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of our Series A and Series B Convertible Preferred Stock will receive a payment equal to $0.001 per share of Series A and Series B Convertible Preferred Stock before any proceeds are distributed to the holders of our common stock. The Series A and Series B Convertible Preferred Stock have no voting rights, except as required by law and except that the consent of the Series A and Series B Convertible Preferred Stock holders will be required to amend the terms of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, respectively.

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co., or Cantor. Under the sales agreement, Cantor may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act.

Prior to the IPO and our July 2018 equity offering, we funded our operations with proceeds from the sale of preferred units and bridge units and payments received under a concluded collaboration agreement and funding from government contracts. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2018, we had an accumulated deficit of $138.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $115.4 million. We believe that our existing cash, cash equivalents and marketable securities, together with the initial funding committed under our award with the Biomedical Advanced Research and Development Authority (BARDA) in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through top-line data readout of our planned pivotal Phase 3 clinical trial of SPR994. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

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

Recent Developments

SPR994 Phase 1 Final Results and Dose Selection Data Supporting Planned Single Pivotal Phase 3 Clinical Trial

In September 2018, we announced positive results from the final analysis of our Phase 1 clinical trial of SPR994 in healthy volunteers. The final data support the advancement of SPR994 at a dose of 600 mg administered TID into our ADAPT-PO pivotal Phase 3 clinical trial. Following positive feedback from the FDA from our Pre-Phase 3 meeting, we believe that positive results from a single pivotal Phase 3 clinical trial of SPR994 in cUTI demonstrating a 10% non-inferiority margin would support the approval of SPR994 for the treatment of cUTI. As a result of the meeting, we submitted an IND application for SPR994 in cUTI with the FDA, which was accepted by the FDA in February 2019. We have begun start-up activities for the ADAPT-PO clinical trial and anticipate opening trial sites around the end of March 2019 to support study enrollment.

The single planned pivotal Phase 3 clinical trial of SPR994, ADAPT-PO, is designed as a double-blind, double-dummy trial to compare oral SPR994 with an existing standard of care IV antibiotic, ertapenem, in approximately 1,200 patients randomized 1:1 in each arm. The primary endpoint of the pivotal trial will be the combined clinical and microbiological response at the test of cure with a 10% non-inferiority margin versus IV ertapenem. The trial will also incorporate a lead-in cohort of 70 patients with intensive pharmacokinetics assessment to confirm the dose and exposure in the cUTI patient population and we anticipate receiving interim pharmacokinetic and safety data from this lead-in cohort in the second half of 2019. We also plan to conduct routine ancillary clinical pharmacology studies in parallel with the Phase 3 trial as required by the FDA for the approval of SPR994, including a renal insufficiency study, a thorough QT prolongation study and a drug-drug interaction study.

SPR720 preclinical data supports advancement into Phase 1 clinical trials

In November 2018, we announced positive results from preclinical IND-enabling studies of SPR720, our oral antimicrobial agent being developed for the treatment of NTM infections. SPR720 was assessed in a series of non-clinical studies, including IND-enabling 28- and 31-day GLP toxicology studies in non-human primates and rats, respectively, and safety pharmacology studies. Results from in vitro MIC studies demonstrated potent activity for SPR720 against prevalent NTM pathogens, including Mycobacterium avium complex and Mycobacterium abscessus. Furthermore, in vivo studies in murine models of pneumonia demonstrated favorable efficacy relative to standard-of-care comparator agents. The data suggest that SPR720 has an acceptable safety profile, encouraging target pathogen efficacy, and a wide therapeutic margin. We believe these results, in conjunction with recent regulatory interactions, support the further development of SPR720. In January 2019, we initiated a Phase 1 clinical trial of SPR720, designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. We expect to receive top-line data from this trial in the second half of 2019.

SPR206 license agreement with Everest Medicines

On January 4, 2019, the Company, through our wholly owned subsidiary NPLH, entered into a license agreement with Everest Medicines II Limited whereby we granted Everest an exclusive license to develop, manufacture and commercialize SPR206, or products containing SPR206, in Greater China, South Korea and certain Southeast Asian countries. We retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant with respect to SPR206, we also granted to Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture or commercialize SPR741 in the same territories. We received from Everest an upfront payment of $3.0 million and are eligible to receive milestone payments of up to an additional $59.5 million upon Everest’s achievement of specified clinical, regulatory and commercial milestones related to SPR206, of which we anticipate receiving at least $2.0 million in near-term milestones during 2019. Furthermore, we are eligible to receive high single-digit to low double-digit royalties on net sales of products containing SPR206 in the covered territories following regulatory approval of SPR206.

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

NIAID

In February 2017, we received an award from the U.S. National Institute of Allergy and Infectious Diseases under its Small Business Innovation Research program to conduct additional preclinical studies of SPR720. The award is structured as a 12-month $0.6 million base period, which has already been committed, and a $0.4 million option period. In February 2018 NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended for an additional 12-month period, through February 2020. We receive funding under the NIAID award as we incur qualifying expenses.

In June 2016, we entered into agreements with Pro Bono Bio PLC, a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to assign the then CAI-held NIAID contract to us. Novation of the NIAID contract was finalized in December 2017. The NIAID contract provides for development funding of up to $6.3 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. We will pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million of which $0.3 million was paid upfront to PBB as part of this agreement. During the year ended December 31, 2018, we recorded approximately $0.4 million in expense related to amounts payable to PBB under this agreement.

CARB-X

In April 2017, we received an award from the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, a public-private partnership funded by the BARDA within the U.S. Department of Health and Human Services, to be used to screen, identify and complete Phase 1 clinical trials with at least one partner compound for SPR741. The award committed funding of $1.5 million over a 12-month period. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;
•	expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with CROs;

•	costs incurred in connection with our government awards;
•	the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies; and
•	payments made under third-party licensing agreements.

Prior to novation of the NIAID contract to us in December 2017, under our agreements with PBB and certain of its affiliates, CAI continued to perform research and development at our direction. We paid CAI for such research and development services at an agreed-upon rate that took into consideration costs incurred by CAI, net of amounts reimbursed to CAI by NIAID. Thus, prior to novation of the NIAID contract to us in December 2017, the amount we record as research and development expenses is net of the NIAID reimbursement amount that CAI received. We also paid CAI a portion of the NIAID reimbursement received at rates specified in the agreement, which we also recorded as research and development expense.

Since the fourth quarter of 2016 and through December 31, 2018, we have recorded research and development expenses conducted by our Australian subsidiary net of a 43.5% research and development tax incentive we expect to receive for qualified expenses from the Australian government.

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

	Year Ended December 31,
	2018	2017	$ Change
	(in thousands)
Direct research and development expenses by program:
SPR994	$11,412	$9,803	$1,609
Potentiator Platform (SPR206 and SPR741)	8,265	11,818	(3,553)
SPR720	2,579	1,585	994
Preclinical programs	—	1,337	(1,337)
Unallocated expenses:
Personnel related (including share-based compensation)	8,027	5,724	2,303
Facility related and other	3,602	2,602	1,000
Total research and development expenses	$33,885	$32,869	$1,016

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future as we progress our existing clinical trials and other studies of SPR994, SPR206 and SPR720, continue to discover and develop additional product candidates, hire additional clinical and scientific personnel and acquire or in-license other product candidates and technologies.

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

As of December 31, 2018, the derivative liability of $0.2 million recorded on our consolidated balance sheet relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc.

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the year ended December 31, 2018. Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2018, we had federal and state net operating loss carryforwards of $100.4 million and $100.3 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2033. In addition, as of December 31, 2018, we had foreign net operating loss carryforwards of $11.7 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $2.6 million and $0.8 million, respectively, which begin to expire in 2033 and 2028, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

In May 2017, we repurchased 100% of the issued and outstanding shares of Spero Europe, Ltd. held by the minority investor. In June 2017, we repurchased 100% of the issued and outstanding shares of Spero Potentiator, Inc. held by the minority investor. In July 2017, we repurchased 100% of the issued and outstanding shares of Spero Cantab, Inc. held by the minority investor. As a result of these repurchases of the non-controlling interests, for periods subsequent to each repurchase, we no longer attribute net income (loss) to the non-controlling interest. As of December 31, 2018 and 2017, the remaining non-controlling interest relates only to Spero Gyrase, Inc.

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

We have concluded to recognize funding received from BARDA, the DoD, NIAID and CARB-X as revenue, rather than as a reduction of research and development expenses, because we are the principal in conducting the research and development activities and these contracts are central to our ongoing operations. We consider this revenue to be earned when we have substantially accomplished what we must do to be entitled to the benefits represented by the revenues. We record revenue from government contracts for qualifying expenses that we incur. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in our consolidated balance sheet as other receivables. The related costs incurred by us are included in research and development expenses in our consolidated statements of operations and comprehensive loss.

Government Tax Incentives

For available government tax incentives that we may earn without regard to the existence of taxable income and that require us to forego tax deductions or the use of future tax credits and net operating loss carryforwards, we classify the funding recognized as a reduction of the related qualifying research and development expenses incurred.

Since the fourth quarter of 2016, our operating subsidiary in Australia has met the eligibility requirements to receive a 43.5% tax incentive for qualifying research and development activities. We recognize these incentives as a reduction of research and development expenses in our consolidated statements of operations in the same period that the related qualifying expenses are incurred. Reductions of research and development expense recognized upon incurring qualifying expenses in advance of receipt of tax incentive payments are recorded in our consolidated balance sheet as tax incentive receivables. Related to these incentives, we recognized reductions of research and development expense of $1.2 million, $1.8 million and $0.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

For example, in 2014, we entered into a research and development services and support agreement with Roche and concluded that the agreements were not within the scope of the accounting guidance for collaboration arrangements. Due to the co-funded nature of the payments and our assessment that we did not have a vendor/customer relationship with Roche, we recognized the nonrefundable payments received under the agreement as a reduction to the research and development expenses incurred. We terminated our agreement with Roche in August 2016. Related to payments received under this concluded collaboration, we recognized reductions of research and development expense of $0.9 million during the year ended December 31, 2016.

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

Determination of the Fair Value of Common Units and Common Stock Prior to our IPO

As there was no public market for our common units and common stock prior to our IPO, the estimated fair value of our common units and common stock was determined by our board of directors as of the date of each award grant, with input from management, considering our most recently available third-party valuations and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common unit and common stock valuations were prepared using the option pricing method, or OPM, which used a market approach to estimate our enterprise value. The OPM treats the company’s securities as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock and, prior to the Reorganization, the common units, have value only if the funds available for distribution to stockholders exceeded the value of the preferred share liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common units or common stock is then applied to arrive at an indication of value for the common units or common stock. These third-party valuations were performed at various dates, which resulted in valuations of our common units of $4.08 per unit as of February 26, 2016 and $1.95 per unit as of March 10, 2017, and a valuation of our common stock of $5.90 per share as of June 30, 2017. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common units and common stock as of each grant date, which may be a date later than the most recent third-party valuation date, including:

•	the prices at which we sold preferred units and the superior rights and preferences of the preferred stock and preferred units relative to our common stock and common units at the time of each grant;
•	the progress of our research and development programs, including the status of preclinical studies and clinical trials for our product candidates;
•	our stage of development and commercialization and our business strategy;
•	external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•	the lack of an active public market for our common and preferred stock and our common units and preferred units;
•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company in light of prevailing market conditions; and
•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different.

Valuation of Derivative Liabilities

Tranche Rights

Our Class A preferred units and Class B preferred units provided our investors with tranche rights, which provided these investors the right to participate in subsequent offerings of Class A and Class B preferred units in the event certain milestones were achieved. We classified each of the tranche rights as a derivative liability on our consolidated balance sheet, and remeasured to fair value of the derivative liabilities associated with the tranche rights at each reporting date, and we recognized changes in the fair value of the derivative liabilities as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. The tranche rights were settled in 2016, and we stopped recognizing changes in the fair value of the derivative liability related to the tranche rights at that time.

Contingent Prepayment Option

Bridge units issued to our investors in 2015 and 2016 contained contingent prepayment options, whereby such units were automatically convertible into equity units sold in a subsequent round of qualified financing at a discounted rate. We classified the contingent prepayment options as derivative liabilities on our consolidated balance sheet. We remeasured the fair value of the derivative liabilities at each reporting date, and we recognized changes in the fair value of the derivative liabilities associated with the contingent prepayment options as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. The contingent prepayment option associated with the bridge units issued in 2015 was settled in 2015 upon the issuance of Class A preferred units. The contingent prepayment option associated with the bridge units issued in 2016 was settled in the first quarter of 2017 upon the issuance of Class C preferred units in March 2017. In periods subsequent to the settlement of any contingent prepayment option, we no longer recognize changes in the fair value of the derivative liability related to the settled contingent prepayment option.

Anti-Dilution Rights

In connection with the issuance of non-controlling interests in certain of our subsidiaries, specifically Spero Potentiator, Inc., Spero Europe, Ltd. and Spero Gyrase, Inc., we granted anti-dilution rights to the minority investors. We classify the anti-dilution rights as derivative liabilities on our consolidated balance sheet because they are freestanding instruments that represent a conditional obligation to issue a variable number of shares. We remeasure the derivative liabilities associated with the anti-dilution rights to fair value at each reporting date, and we recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. As of December 31, 2016, anti-dilution rights related to Spero Potentiator, Inc. were fully settled as the maximum number of shares to be issued to the minority investor had been reached in August 2016. In May 2017, we repurchased 100% of the minority investor’s outstanding shares in Spero Europe, Ltd., at which time the anti-dilution rights were settled. As of December 31, 2018, the derivative liability of $0.2 million recorded on our consolidated balance sheet relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	$ Change
	(in thousands)
Grant revenue	$3,966	$1,979	$1,987
Operating expenses:
Research and development	33,885	32,869	1,016
General and administrative	12,887	10,840	2,047
Total operating expenses	46,772	43,709	3,063
Loss from operations	(42,806)	(41,730)	(1,076)
Other income (expense):
Change in fair value of derivative liabilities	—	1,541	(1,541)
Interest income and other income (expense), net	1,144	303	841
Total other income (expense), net	1,144	1,844	(700)
Net loss	(41,662)	(39,886)	(1,776)
Less: Net loss attributable to non-controlling interest	—	(1,143)	1,143
Net loss attributable to Spero Therapeutics, Inc.	$(41,662)	$(38,743)	$(2,919)

Grant Revenue

	Year Ended December 31,
	2018	2017	$ Change
	(in thousands)

BARDA Contract (SPR994)	$1,373	$—	$1,373
NIAID Contract (SPR206)	1,356	50	1,306
NIAID Award (SPR720)	490	383	107
DoD Agreement (Potentiator Platform)	282	674	(392)
CARB-X Award (SPR741)	465	872	(407)
Total grant revenue	$3,966	$1,979	$1,987

Grant revenue recognized during 2018 and 2017 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during 2018 was primarily due to funding received under our BARDA contract, which was awarded to us in July 2018, and for which we began incurring qualified expenses in the second half of 2018, as well as the NIAID contract, which provides funding for SPR206, which was novated to us from CAI in December 2017. Offsetting these increases, were decreases in funding received under our DoD agreement, as well as our CARB-X award, which had a performance period through March 31, 2018.

Research and Development Expenses

	Year Ended December 31,
	2018	2017	$ Change
	(in thousands)
Direct research and development expenses by program:
SPR994	$11,412	$9,803	$1,609
Potentiator Platform (SPR206 and SPR741)	8,265	11,818	(3,553)
SPR720	2,579	1,585	994
Preclinical programs	—	1,337	(1,337)
Unallocated expenses:
Personnel related (including share-based compensation)	8,027	5,724	2,303
Facility related and other	3,602	2,602	1,000
Total research and development expenses	$33,885	$32,869	$1,016

Direct costs related to our SPR994 program increased during 2018 compared to 2017 primarily due to clinical trial costs, including expenses related to our Phase 1 clinical trial, which commenced in October 2017 and which was completed in August 2018, costs related to our pivotal Phase 3 clinical trial, as well as higher expenses related to formulation development, manufacturing process and manufacturing of clinical trial material. These increases were partially offset by a decrease in preclinical costs for this program related to costs incurred in 2017 in connection with the initiation our Phase 1 clinical trial, as well as $1.6 million of upfront and milestones payments incurred and paid in 2017 under our agreement with Meiji. Additionally, during 2018, research and development expenses for our SPR994 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $0.9 million.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. We designated SPR206 as a product candidate in July 2017, before which costs were captured as preclinical costs. Direct costs related to our SPR206 program increased by $6.0 million during 2018, primarily due to a full year of preclinical costs related to toxicology studies and manufacturing efforts to support our Phase 1 study of SPR206, which we initiated in December 2018, as well as $0.2 million in expense related to the achievement of regulatory milestones for SPR206. We expect direct costs related to our SPR206 program to continue to increase as we continue to progress our Phase 1 clinical trial. Direct costs related to our SPR741 program decreased by $9.5 million during 2018, primarily due to the completion of our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom during the first half of 2018. Additionally, research and development expenses for our SPR741 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of less than $0.1 million in 2018, compared to $1.8 million in 2017. Because our Phase 1b clinical trial of SPR741 is complete, we anticipate that our direct costs related to our SPR741 program will continue at a reduced level pending our prioritization of our Potentiator product candidates.

Direct costs related to our SPR720 program increased during 2018 primarily related to costs incurred to prepare for the Phase 1 clinical trial of SPR720, which we initiated in January 2019, as well as related manufacturing expense and $0.2 million in expense related to the achievement of regulatory milestones for SPR720.

Direct costs related to our preclinical programs decreased by $1.3 million during 2018 compared to 2017 due primarily to lower spending on preclinical programs as we focused development efforts on our more advanced product candidates.

The increase in personnel-related costs of $2.3 million included in unallocated expenses was due to an increase in research and development headcount. Personnel-related costs for the twelve months ended December 31, 2018 and 2017 included share-based compensation expense of $1.1 million and $0.4 million, respectively. The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger group of research and development personnel and their research efforts, as well as expense incurred during the third quarter of 2018, related to the write-off of certain leasehold improvements and laboratory equipment as a result of the closure of our Watertown, Massachusetts laboratory facility.

General and Administrative Expenses

	Year Ended December 31,
	2018	2017	$ Change
	(in thousands)
Personnel related (including share-based compensation)	$6,751	$4,330	$2,421
Professional and consultant fees	4,815	5,829	(1,014)
Facility related and other	1,321	681	640
Total general and administrative expenses	$12,887	$10,840	$2,047

The increase in personnel-related costs of $2.4 million was primarily a result of an increase in headcount in our general and administrative function as we operate as a public company. Personnel-related costs for the years ended December 31, 2018 and 2017 included share-based compensation expense of $1.7 million and $1.1 million, respectively.

The decrease in professional and consultant fees is primarily related to higher expenses incurred during 2017 in connection with the Reorganization as well as our preparations to operate as a public company.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Other Income (Expense), Net

Other income, net was $1.1 million during 2018, compared to $1.8 million during 2017. Other income, net for the year ended December 31, 2018 consisted of other income of $1.8 million, which was primarily related to interest income on our invested cash balances and marketable securities, partially offset by $0.7 million of other expenses. Other income, net was $1.8 million for the year ended December 31, 2017 and primarily consisted of a decrease of $1.5 million in the fair value of the derivative liability for anti-dilution rights granted to minority investors in Spero Gyrase Inc. and Spero Europe Ltd. resulting from our discontinuation of the underlying development programs of these subsidiaries, as well as interest income of $0.3 million related to interest earned on invested cash balances.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	$ Change
	(in thousands)
Grant revenue	$1,979	$335	$1,644
Operating expenses:
Research and development	32,869	26,333	6,536
General and administrative	10,840	7,223	3,617
Total operating expenses	43,709	33,556	10,153
Loss from operations	(41,730)	(33,221)	(8,509)
Other income (expense):
Change in fair value of derivative liabilities	1,541	580	961
Interest income and other income (expense), net	303	—	303
Total other income (expense), net	1,844	580	1,264
Net loss	(39,886)	(32,641)	(7,245)
Less: Net loss attributable to non-controlling interest	(1,143)	(7,150)	6,007
Net loss attributable to Spero Therapeutics, Inc.	$(38,743)	$(25,491)	$(13,252)

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

Research and Development Expenses

	Year Ended December 31,
	2017	2016	$ Change
	(in thousands)
Direct research and development expenses by program:
SPR994	$9,803	$989	$8,814
Potentiator Platform (SPR206 and SPR741)	11,818	11,728	90
SPR720	1,585	1,181	404
Preclinical programs	1,337	6,510	(5,173)
Unallocated expenses:
Personnel related (including share-based compensation)	5,724	3,633	2,091
Facility related and other	2,602	2,292	310
Total research and development expenses	$32,869	$26,333	$6,536

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

Direct costs related to our SPR741 program decreased by $1.3 million primarily due to a decrease in preclinical costs resulting from costs incurred in the prior year to support our Clinical Trial Notification, or CTN, filing in Australia in the fourth quarter of 2016, partially offset by an increase in clinical trial costs and manufacturing costs as well as expense related to a total payment to Northern Antibiotics OY Ltd. of $2.6 million which became due and was paid under our agreements with Northern upon the completion of our IPO in November 2017 (a CTN, which is similar to an IND in the United States, enables conduct of a clinical trial in Australia). The increase in clinical trial costs and manufacturing costs was due to our Phase 1 clinical trial of SPR741, which was initiated in the fourth quarter of 2016, as well as manufacturing of clinical trial materials for our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom, which was initiated in November 2017, and a possible Phase 2 clinical trial. Research and development expenses for our SPR741 program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $1.8 million in the year ended December 31, 2017. We designated SPR206 as a product candidate in July 2017. Direct costs related to our SPR206 program during the year ended December 31, 2017 were primarily due to preclinical and manufacturing costs related to IND-enabling toxicology studies.

We designated SPR720 as a product candidate in the second half of 2016. Direct costs related to our SPR720 program during the year ended December 31, 2017 were primarily due to preclinical and manufacturing costs related to IND-enabling toxicology studies.

Direct costs related to our preclinical programs decreased by $5.2 million during the year ended December 31, 2017 compared to the prior year due primarily to the cost of in-licensing technology incurred in 2016 of $5.1 million and to decreased spending on preclinical programs in 2017. The cost of in-licensing technology incurred in 2016 of $5.1 million was a result of the issuance of equity and anti-dilution rights to Promiliad Biopharma Inc., or Promiliad, Biota Pharmaceuticals, Inc. (now Aviragen Therapeutics, Inc.), or Aviragen, and PBB, and a license fee payment of $0.5 million we made to Vertex Pharmaceuticals Inc. Our research and development expenses related to our preclinical programs decreased in 2017 as compared to 2016 as we focused development efforts on our product candidates. Direct costs related to our preclinical programs were recorded net of the recognition of funding received from a concluded collaboration agreement of $0.9 million during the year ended December 31, 2016.

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

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under a concluded collaboration agreement and funding from government contracts and, most recently, in November 2017 with proceeds from the IPO of our common stock, and in July 2018 with an underwritten public offering of our common and preferred stock. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $115.4 million.

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. We have not sold any shares of our common stock under the sales agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(39,625)	$(39,111)	$(28,959)
Cash used in investing activities	(83,156)	(27)	(830)
Cash provided by financing activities	69,523	116,111	34,413
Net increase (decrease) in cash and cash equivalents	$(53,258)	$76,973	$4,624

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $39.6 million, primarily resulting from our net loss of $41.7 million, adjusted for net non-cash items of $3.1 million. Net cash used by changes in our operating assets and liabilities was $1.1 million and consisted primarily of a $5.5 million increase in prepaid expenses and other current assets as we prepare to initiate our pivotal Phase 3 trial for SPR994, a $1.2 million increase in other assets, and partially offset by a decrease of $1.4 million in receivables related to the Australian research and development tax incentive and to our government contracts, and an increase in accounts payable and accrued expenses and other current liabilities of $3.7 million.

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

Investing Activities

Cash used in investing activities during the year ended December 31, 2018 was $83.2 million and primarily related to the net purchase of marketable securities, as well as $2.4 million of fixed assets purchased, which included $1.6 million of fixed assets which will be used in manufacturing related activities at Meiji. We did not use any significant cash for investing activities during the year ended December 31, 2017. During the year ended December 31, 2016, net cash used in investing activities was $0.8 million, consisting of purchases of property and equipment, primarily for our new office and laboratory spaces.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2018, of $69.5 million primarily consisted of $69.5 million of net proceeds from our July 2018 equity offering (after deducting offering costs of $1.0 million), as well as $0.3 million of proceeds from the exercise of employee stock options, offset by $0.3 million of deferred offering costs related to our December 2018 registration statement and at-the-market facility.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	7,886	1,361	2,049	2,230	2,246
Total	$7,886	$1,361	$2,049	$2,230	$2,246

(1)	Reflects payments due for our leases of laboratory and office space under operating lease agreements that expire in 2019 and 2025, respectively.

As further described below, under various licensing and related agreements with third parties, we have agreed to make milestone payments and pay royalties to third parties. We have not included any contingent payment obligations, such as milestones or royalties, in the table above as the amount, timing and likelihood of such payments are not known.

Under our license agreement with Meiji, we are obligated (i) to make milestone payments of up to $3.0 million upon the achievement of specified clinical and regulatory milestones, (ii) to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and (iii) to pay to Meiji a low double-digit percentage of any sublicense fees received by us up to $7.5 million. In October 2017, we paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in our Phase 1 clinical trial of SPR994, which was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. Additionally, during the fourth quarter of 2018 we paid Meiji approximately $1.6 million related to fixed assets which will be used in manufacturing related activities at Meiji. The equipment has been capitalized as property and equipment in the consolidated balance sheet as of December 31, 2018.

Under our license agreement with Northern, we are obligated to make milestone payments of up to an aggregate of $7.0 million upon the achievement of specified clinical, commercial and other milestones. Upon the closing of our IPO in November 2017, we paid Northern $2.6 million in connection with this license agreement.

Under an agreement we entered into with PBB, we are obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical milestones and a payment of £5.0 million ($6.4 million as of December 31, 2018) upon the achievement of a specified commercial milestone. In addition, we have agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During the three months ended December 31, 2018, we recorded $0.2 million in expense related to the achievement of regulatory milestones for SPR206.

Under our agreement with Vertex, we are obligated to make milestone payments of up to $81.1 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay to Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three months ended December 31, 2018, we recorded $0.2 million in expense related to the achievement of regulatory milestones for SPR720.

Under our agreement with Aviragen, we are obligated to make milestone payments of up to an aggregate of $12.0 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay royalties of low single-digit percentages based on net sales of products we acquired under the agreement. We are no longer pursuing development of the technology acquired under the agreement, and do not anticipate any such payments to be made in the future.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $115.4 million, consisting of cash, money market accounts, corporate bonds, commercial paper and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of December 31, 2018, the net fair value of our interest sensitive marketable securities would hypothetically decline by approximately $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spero Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of bridge units, redeemable convertible preferred shares and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2019

We have served as the Company's auditor since 2016.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit, share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$34,080	$87,288
Marketable securities	81,363	—
Other receivables	376	1,011
Tax incentive receivable, current	922	1,932
Prepaid expenses and other current assets	7,478	1,828
Total current assets	124,219	92,059
Property and equipment, net	2,893	1,164
Deposits	153	206
Deferred offering costs	316	—
Other assets	1,192	—
Tax incentive receivable	233	—
Restricted cash	—	50
Total assets	$129,006	$93,479

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,603	$3,470
Accrued expenses and other current liabilities	8,263	4,321
Derivative liabilities	223	223
Deferred rent	229	143
Total current liabilities	12,318	8,157
Deferred rent, net of current portion	833	365
Total liabilities	13,151	8,522
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 3,220 shares issued and outstanding as of December 31, 2018 and zero shares issued and outstanding as of December 31, 2017	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized as of December 31, 2018 and December 31, 3017; 17,205,962 shares issued and outstanding as of December 31, 2018 and 14,369,182 shares issued and outstanding as of December 31, 2017	17	14
Additional paid-in capital	254,013	181,428
Accumulated deficit	(138,502)	(96,840)
Accumulated other comprehensive loss	(28)	—
Total Spero Therapeutics, Inc. stockholders' equity	115,500	84,602
Non-controlling interests	355	355
Total stockholders' equity	115,855	84,957
Total liabilities and stockholders' equity	$129,006	$93,479

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Grant revenue	$3,966	$1,979	$335
Operating expenses:
Research and development	33,885	32,869	26,333
General and administrative	12,887	10,840	7,223
Total operating expenses	46,772	43,709	33,556
Loss from operations	(42,806)	(41,730)	(33,221)
Other income (expense):
Change in fair value of derivative liabilities	—	1,541	580
Interest income and other income (expense), net	1,144	303	—
Total other income (expense), net	1,144	1,844	580
Net loss	(41,662)	(39,886)	(32,641)
Less: Net loss attributable to non-controlling interest	—	(1,143)	(7,150)
Net loss attributable to Spero Therapeutics, Inc.	(41,662)	(38,743)	(25,491)
Cumulative dividends on redeemable convertible preferred shares	—	(6,146)	(3,441)
Accretion of redeemable bridge units and redeemable convertible preferred shares to redemption value	—	(1,208)	(996)
Net loss attributable to common shareholders of Spero Therapeutics, Inc.	$(41,662)	$(46,097)	$(29,928)

Net loss per share attributable to common shareholders per share, basic and diluted	$(2.60)	$(17.82)	$(95.87)

Weighted average shares outstanding, basic and diluted:	16,001,832	2,586,865	312,169

Comprehensive loss:
Net loss	(41,662)	(39,886)	(32,641)
Other comprehensive loss:	—	—	—
Unrealized loss on marketable securities	(28)	—	—
Total other comprehensive gain loss	(28)	—	—
Total comprehensive loss	$(41,690)	$(39,886)	$(32,641)

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF BRIDGE UNITS, REDEEMABLE CONVERTIBLE PREFERRED SHARES AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except unit and share amounts)

									Series A and B				Additional		Spero Therapeutics, Inc.	Non-	Total
	Bridge Units		Preferred Units		Preferred Stock		Common Units		Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'	controlling	Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Units	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)	Interests	Equity (Deficit)
Balances at December 31, 2015	—	$—	7,640,596	$18,296	—	$—	356,397	$—	—	$—	—	$—	$—	$(18,100)	$(18,100)	$(453)	$(18,553)
Deemed contribution of capital for settlement of Class A preferred unit tranche rights	—	—	—	—	—	—	—	—	—	—	—	—	2,408		2,408		2,408
Issuance of Class B preferred units, net of tranche rights derivative liability of $909 and offering costs of $112	—	—	5,909,089	24,979	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of bridge units, net of contingent prepayment option derivative liability of $908	8,500	7,897	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of unvested common units	—	—	—	—	—	—	(21,116)	—	—	—	—	—	—	—	—	—	—
Cumulative dividends on redeemable convertible preferred units	—	—	—	3,441	—	—	—	—	—	—	—	—	(2,503)	(938)	(3,441)	—	(3,441)
Accretion of redeemable preferred units to redemption value	—	—	—	969	—	—	—	—	—	—	—	—	(58)	(911)	(969)	—	(969)
Accretion of bridge units to redemption value	—	27	—	—	—	—	—	—	—	—	—	—	(27)	—	(27)	—	(27)
Issuance of 20% non-controlling interest in Spero Gyrase in exchange for acquired technology	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,080	1,080
Issuance of 5% non-controlling interest in Spero Europe in exchange for licensed technology	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100	100
Issuance of 12.5% non-controlling interest in Spero Cantab in exchange for licensed technology	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,635	1,635
Issuance of additional shares in Spero Potentiator to minority investor under anti-dilution rights	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	980	980
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	180		180	—	180
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,491)	(25,491)	(7,150)	(32,641)
Balances at December 31, 2016	8,500	7,924	13,549,685	47,685	—	—	335,281	—	—	—	—	—	—	(45,440)	(45,440)	(3,808)	(49,248)
Accretion of bridge units to redemption value	—	576	—	—	—	—	—	—	—	—	—	—	(123)	(453)	(576)	—	(576)
Conversion of bridge units into Class C preferred units	(8,500)	(8,500)	5,321,112	9,444	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class C preferred units, net of issuance costs of $176	—	—	24,326,470	43,001	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of non-controlling interest in Spero Europe			—	—	—	—	—	—	—	—	—	—	—	(14)	(14)	14	—
Purchase of non-controlling interest in Spero Potentiator			—	—	—	—	—	—	—	—	—	—	—	(7,395)	(7,395)	6,395	(1,000)
Purchase of non-controlling interest in Spero Cantab			—	—	—	—	—	—	—	—	—	—	928	—	928	(1,103)	(175)
Cumulative dividends on redeemable convertible preferred units	—	—	—	3,261	—	—	—	—	—	—	—	—	—	(3,261)	(3,261)	—	(3,261)
Accretion of redeemable preferred units to redemption value	—	—	—	369	—	—	—	—	—	—	—	—	—	(369)	(369)	—	(369)
Exchange of units in Spero Therapeutics, LLC for shares in Spero Therapeutics, Inc. on a one-for-one basis	—	—	(43,197,267)	(103,760)	43,197,267	103,760	(335,281)	—	—	—	335,281		—	—	—	—	—
Issuance of Series C preferred stock	—	—	—	—	61,880	110	—	—	—	—	—	—	—	—	—	—	—
Cumulative dividends on redeemable convertible preferred shares	—	—	—	—	—	2,885	—	—	—	—	—	—	(1,983)	(902)	(2,885)	—	(2,885)
Accretion of preferred stock to redemption value	—	—	—	—	—	263	—	—	—	—	—	—	—	(263)	(263)	—	(263)
Issuance of common stock, conversion of preferred stock to common stock	—	—	—	—	(43,259,147)	(107,018)	—	—	—	—	8,062,403	8	107,010	—	107,018	—	107,018
Issuance of common stock, initial public offering net of issuance costs of $3,574	—	—	—	—	—	—	—	—	—	—	5,971,498	6	74,169	—	74,175	—	74,175
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,427	—	1,427	—	1,427
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,743)	(38,743)	(1,143)	(39,886)
Balances at December 31, 2017	—	—	—	—	—	—	—	—	—	—	14,369,182	14	181,428	(96,840)	84,602	355	84,957
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—	56,780	—	335	—	335	—	335
Issuance of common and Series A preferred stock in public offering, net of issuance costs of $996	—	—	—	—	—	—	—	—	2,220	—	3,780,000	4	69,500	—	69,504	—	69,504
Issuance of Series B preferred stock in exchange for common stock	—	—	—	—	—	—	—	—	1,000	—	(1,000,000)	(1)	1	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,749	—	2,749	—	2,749
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(41,662)	(41,662)	—	(41,662)
Balances at December 31, 2018	—	$—	—	$—	—	$—	—	—	3,220	—	17,205,962	17	254,013	(138,502)	115,500	355	115,855

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(41,662)	$(39,886)	$(32,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expense	—	—	4,595
Depreciation and amortization	409	363	279
Loss on disposal of fixed assets	248	—	—
Change in fair value of derivative liabilities	—	(1,541)	(580)
Share-based compensation	2,749	1,427	180
Unrealized foreign currency transaction loss	373	83	—
Accretion of discount on marketable securities	(671)	—	—
Changes in operating assets and liabilities:
Other receivables	635	(707)	(294)
Prepaid expenses and other current assets	(5,497)	(575)	(966)
Tax incentive receivables	770	(1,811)	(144)
Deposits	—	—	(53)
Accounts payable	84	2,349	(644)
Accrued expenses and other current liabilities	3,575	1,315	2,322
Deferred rent	554	(128)	(84)
Other assets	(1,192)	—	—
Advance payments from collaborator	—	—	(929)
Net cash used in operating activities	(39,625)	(39,111)	(28,959)
Cash flows from investing activities:
Purchases of marketable securities	(130,175)	—	—
Proceeds from maturities of marketable securities	49,455	—	—
Purchases of property and equipment	(2,436)	(27)	(830)
Net cash used in investing activities	(83,156)	(27)	(830)
Cash flows from financing activities:
Proceeds from 2018 equity offering	70,500	—	—
Payment of offering costs related to 2018 equity offering	(996)	—	—
Payment of offering costs related to 2018 registration statement and at-the-market-facility	(316)	—	—
Proceeds from stock option exercises	335	—	—
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	77,749	—
Payment of initial public offering costs	—	(3,574)	—
Proceeds from issuance of bridge units	—	—	8,500
Proceeds from issuance of Class B preferred units, net of issuance costs	—	—	25,913
Proceeds from issuance of Class C preferred units, net of issuance costs	—	43,111	—
Cash payment for non-controlling interests	—	(1,175)	—
Net cash provided by financing activities	69,523	116,111	34,413
Net (decrease) increase in cash and cash equivalents	(53,258)	76,973	4,624
Cash, cash equivalents and restricted cash at beginning of period	87,338	10,365	5,741
Cash, cash equivalents and restricted cash at end of period	34,080	$87,338	$10,365
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$54	$—	$—
Conversion of bridge units into preferred units	$—	$8,500	$—
Conversion of preferred stock to common stock	$—	$107,018	$—
Settlement of derivative liabilities upon issuance of preferred units	$—	$944	$—
Issuance of tranche rights with preferred units	$—	$—	$909
Deemed contribution of capital	$—	$—	$2,408
Settlement of derivative liability upon issuance of bridge units	$—	$—	$305
Issuance of contingent prepayment option with bridge units	$—	$—	$908
Cumulative dividends on redeemable convertible preferred shares	$—	$6,146	$3,441
Accretion of redeemable convertible preferred units and stock to redemption value	$—	$632	$969
Accretion of bridge units to redemption value	$—	$576	$27
Issuance of additional shares of common stock to minority investors under anti-dilution rights	$—	$—	$980

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for multi-drug resistant (“MDR”) bacterial infections. The Company’s most advanced product candidate, SPR994, is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. The Company also has a platform technology known as its Potentiator Platform that it believes will enable it to develop drugs that will expand the spectrum and potency of existing antibiotics, including formerly inactive antibiotics, against Gram-negative bacteria. The Company’s lead product candidates generated from its Potentiator Platform are two intravenous, or IV,-administered agents, SPR206 and SPR741, designed to treat MDR Gram-negative infections in the hospital setting. In addition, the Company is developing SPR720, an oral antibiotic designed for the treatment of pulmonary non-tuberculous mycobacterial infections. The Company believes that its novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings.

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

 On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which it registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that it entered into with Cantor Fitzgerald & Co., or Cantor. Under the sales agreement, Cantor may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement and funding from government contracts, and most recently, with proceeds from the Company’s initial public offering (“IPO”) completed in November 2017. The Company has incurred recurring losses since inception, including net losses attributable to Spero Therapeutics, Inc. of $41.7 million, $38.7 million and $25.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, as of December 31, 2018, the Company had an accumulated deficit of $138.5 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the annual consolidated financial statements, the Company expects that its cash and cash equivalents, would be sufficient to fund its operating

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses, capital expenditure requirements through at least 12 months from the issuance date of these annual consolidated financial statements. However, the future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its future operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management intends to pursue plans to obtain additional funding to finance its operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

As of December 31, 2018 and 2017, the Company consolidated its non-controlling interest in Spero Gyrase, Inc.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Laboratory equipment	5 years
Computer software and equipment	3 years
Office furniture and equipment	7 years
Manufacturing equipment	5 years
Leasehold improvements	Shorter of life of lease or 5 years

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

Other Assets

Other assets consist of long-term prepayments and deposits.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. During the year ended December 31, 2018, the Company recorded a loss of $0.2 million related to the write-off of fixed assets at its Watertown, Massachusetts laboratory facility. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2017 or 2016.

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

The Company has concluded to recognize funding received from the Biomedical Advanced Research and Development Authority (“BARDA”), the U.S. Department of Defense (“DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”) of the National Institutes of Health (“NIH”) and Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) as revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized as the qualifying expenses related to the contracts are incurred. Revenue recognition commences once the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s consolidated balance sheet as other receivables. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

Since the fourth quarter of 2016 and through December 31, 2018, the Company’s operating subsidiary in Australia has met the eligibility requirements to receive a 43.5% tax incentive for qualifying research and development activities (see Note 14). The Company recognizes these incentives as a reduction of research and development expenses in the consolidated statements of operations and comprehensive loss in the same period that the related qualifying expenses are incurred. Reductions of research and development expense recognized upon incurring qualifying expenses in advance of receipt of tax incentive payments are recorded in the consolidated balance sheet as tax incentive receivables.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel salaries, share-based compensation and benefits, allocated facilities costs, depreciation, manufacturing expenses, costs related to the Company’s government contract and grant arrangements, and external costs of outside vendors engaged to conduct preclinical development activities, clinical trials as well as the cost of licensing technology. Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Clinical Trial and other Research Contract Costs and Accruals

The Company has entered into various research and development contracts with clinical research organizations and other companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. There may be instances in which payments made to these vendors exceed the level of service provided and will result in a prepayment of the expense. The Company records accruals for estimated ongoing research and clinical trial costs based on the services received and efforts expended pursuant to multiple contracts with these vendors. When evaluating the adequacy of the accrued liabilities, the Company analyzes the progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Share-Based Compensation

The Company measures all share-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method over the requisite service period, net of any actual forfeitures. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For the year ended December 31, 2018, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities. There were no reclassifications out of comprehensive loss for the year ended December 31, 2018. There was no difference between net loss and comprehensive loss for the years ended December 31, 2017 and 2016.

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

The Company’s preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders of Spero Therapeutics, Inc., diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. is the same as basic net loss per share attributable to common stockholders of Spero Therapeutics, Inc., since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders of Spero Therapeutics, Inc. for the years ended December 31, 2018, 2017 and 2016.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The Company adopted this standard using the modified retrospective approach, however the Company determined that government grant revenue is outside the scope of ASC 606. Therefore, the adoption of ASC 606 did not impact the Company’s financial position, results of operations or cash flows as its only existing revenue source as of December 31, 2018 is government grants.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements. The inclusion of restricted cash increased the beginning and ending balances of the consolidated statement of cash flows by $50,000 for the years ended December 31, 2017 and 2016.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and will replace the existing guidance in ASC840, Leases. The FASB subsequently issued amendments to ASU 2016-02, which have the same effective date and transition date of January 1, 2019: (i) ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU 2016-02; and (ii) ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component. ASU 2016-02 requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use, or ROU, asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years, and early adoption is permitted.

The Company has elected to adopt ASU 2016-02 effective January 1, 2019 through a cumulative-effect adjustment under ASU 2018-11. This standard provides a number of optional practical expedients in transition. The Company plans to apply the package of practical expedients to leases that commenced prior to the effective date whereby it will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company expects to elect the short-term lease recognition exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for short term leases. The Company has substantially completed its assessment of the adoption of ASU 2016-02 and expects that the most significant effects of adoption will be to the recognition of material new ROU assets and corresponding liabilities on its consolidated balance sheet related to its existing facility operating leases (see Note 11).

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact to its consolidated statement of operations.

In June 2018, the FASB issued ASU 2018-07, Ímprovements to Nonemployee Share-Based Payment Accounting, which sets forth amendments to simplify the accounting for share-based payment awards to nonemployees by aligning the measurement and classification guidance, with certain exceptions, to that for share-based payment awards to employees. The amendments expand the scope of the accounting standard for share-based payment awards to include share-based payment awards granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance related to equity-based payments to non-employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not expect the adoption of this standard will have a material impact to its consolidated statement of operations, as awards to non-employees are not material.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$22,327	$—	$22,327
Commercial paper	—	6,389	—	6,389
Total cash equivalents	—	28,716	—	28,716
Marketable securities:
U.S. government securities	—	37,815	—	37,815
Corporate bonds	—	26,672	—	26,672
Commercial paper	—	16,876	—	16,876
Total marketable securities	—	81,363	—	81,363
Total cash equivalents and marketable securities	$—	$110,079	$—	$110,079
Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$83,121	$—	$83,121
	$—	$83,121	$—	$83,121
Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

The tables above do not include cash of $5.4 million and $4.2 million as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

Marketable Securities

The Company’s marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing sources, which generally derive security prices from recently reported trades for identical or similar securities.

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$37,819	$—	$(4)	$37,815
Corporate bonds	26,696	—	(24)	26,672
Commercial paper	16,876	—	—	16,876
	$81,391	$—	$(28)	$81,363

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the consolidated balance sheet date. The Company did not own any marketable securities as of December 31, 2017.

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

The most significant assumption impacting the fair value of the anti-dilution rights was the probability that the Company would fund the maximum amount of investment providing anti-dilution protection. Upon issuance of the rights and through December 31, 2016, the probability of such funding was determined to be 100%. During 2017, the probability of such funding was reduced to 0% due to the Company’s decision to no longer pursue development of the acquired technology. As of December 31, 2018 and 2017, the value of the derivative liability of $0.2 million represents amounts funded to the entity that could be settled by the issuance of equity.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a roll forward of the aggregate fair values of the Company’s derivative liabilities, for which fair value was determined by Level 3 inputs (in thousands):

	Contingent Prepayment Options	Tranche Rights	Anti-Dilution Rights	Total
Balance at December 31, 2015	$—	$2,404	$980	$3,384
Fair value at issuance	908	909	1,780	3,597
Change in fair value	(6)	(600)	26	(580)
Settlement	—	(2,713)	(980)	(3,693)
Balance at December 31, 2016	902	—	1,806	2,708
Change in fair value	42	—	(1,583)	(1,541)
Settlement	(944)	—	—	(944)
Balance at December 31, 2017	—	—	223	223
Change in fair value	—	—	—	—
Balance at December 31, 2018	$—	$—	$223	$223

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Computer software and equipment	$166	$181
Office furniture and equipment	210	201
Leasehold improvements	863	915
Laboratory equipment	—	510
Construction-in-progress	897	—
Manufacturing equipment	1,584	—
	3,720	1,807
Less: Accumulated depreciation and amortization	(827)	(643)
	$2,893	$1,164

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment additions during the year ended December 31, 2018, primarily related to leased manufacturing equipment which was fully paid by the Company, as well as construction-in-progress and leasehold improvements related to the expansion of Company’s leased office space (see Note 11). Depreciation and amortization expense was $0.4 million, $0.4 million and less than $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, the Company recorded a loss of $0.2 million related to the write off of laboratory equipment and certain leasehold improvements at its Watertowm, Massachusetts laboratory facility.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued external research and development expenses	$4,541	$1,770
Accrued payroll and related expenses	2,379	1,369
Accrued professional fees	917	878
Accrued other	426	304
	$8,263	$4,321

6. Convertible Preferred Shares

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

Series B Convertible Preferred Shares

On November 15, 2018, the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and MSI BVF SPV LLC (collectively, “BVF”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which BVF agreed to exchange (the “Exchange”) an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001, owned by BVF for an aggregate of 1,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, par value $0.001 per share. On November 16, 2018, as part of this exchange, 1,000 shares of the Company’s authorized and unissued preferred stock were designated as Series B Convertible Preferred Stock and issued at a price of $7,950 per share. The Series B Preferred Stock has substantially the same terms as the Company’s Series A Convertible Preferred Stock.

Each share of Series B Preferred Stock is convertible into 1,000 shares of Common Stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding, subject to certain exceptions. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Preferred Stock will receive a payment equal to $0.001 per share of Series B Preferred Stock before any proceeds are distributed to the holders of Common Stock and equal to any distributions to the holders of the Series A Convertible Preferred

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock. The Series B Convertible Preferred Stock does not have any mandatory redemption rights or other redemption rights that would be outside of the Company’s control. As such, the Company has classified the Series B Convertible Preferred Stock within permanent equity in its consolidated balance sheet.

Redeemable Convertible Preferred Shares

Prior to the Reorganization (see Note 1), the operating agreement of Spero Therapeutics, LLC, as amended and restated, provided for the issuance of Junior preferred units, Class A preferred units, Class B preferred units and bridge units, but did not specify an authorized number of each for issuance. Subsequent to the Company’s Reorganization on June 30, 2017, the Company’s amended and restated certificate of incorporation authorized the issuance of 43,297,267 shares of preferred stock, par value $0.001 per share, and holders of outstanding preferred units of Spero Therapeutics, LLC exchanged their units for preferred stock of Spero Therapeutics, Inc. on a one-for-one basis. The rights and preferences of each class of stock were the same both before and after the Reorganization. On October 20, 2017, the Company effected a one-for-6.0774 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion rations for each series or the Company’s Preferred Stock. Upon the closing of the Company’s IPO in November 2017, all of the then outstanding convertible preferred shares automatically converted into shares of common stock.

2015 Bridge Units

In January 2015, the Company issued and sold 8,000 bridge units to existing investors at a price of $1,000 per unit for gross proceeds of $8.0 million (the “2015 bridge units”). The bridge units did not have any stated rate of return and were automatically convertible into the same type of units issuable upon a qualified financing at a discount of either 20.0% or 25.0% to the per unit price paid by investors in a qualified financing, depending on the timing of such financing. The Company classified this contingent prepayment option as a derivative liability on its consolidated balance sheet on the date of issuance (see Note 3), and the fair value of contingent prepayment option on the date of issuance of $2.3 million was recorded as both a derivative liability and as a reduction to the carrying value of the bridge units. The option was settled in June 2015 upon the issuance of Class A preferred units, as discussed below.

Class A Preferred Unit Financing

In June 2015, the Company issued and sold 1,923,076 Class A preferred units at a price of $3.90 per unit for proceeds of $7.3 million, net of issuance costs of $0.2 million. The sale of Class A preferred units met the definition of a qualified financing under the 2015 bridge unit agreements.

As a condition to the June 2015 Class A preferred unit financing, the Company and the holders of the 2015 bridge units agreed to reduce the previously agreed-upon discount to the per unit conversion price from 20% to 10% of the price to be paid for the sale of Class A preferred units of $3.90 per unit. Accordingly, the Company issued 2,279,202 Class A preferred units upon the conversion of the 2015 bridge units in the amount of $8.0 million, at a conversion price of $3.51 per unit. The conversion was accounted for as an extinguishment for accounting purposes. Accordingly, the Company recorded the Class A preferred units issued upon conversion of the 2015 bridge units at their aggregate fair value of $8.9 million and recorded a corresponding adjustment to extinguish the then-current carrying value of the 2015 bridge units of $8.0 million and the then-current fair value of the derivative liability related to the contingent prepayment option associated with the 2015 bridge units of $0.9 million (see Note 3). There was no gain or loss recognized upon the extinguishment.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Junior preferred stock, the Series A preferred stock, the Series B preferred stock and the Series C preferred stock that were outstanding prior to the Company’s IPO in November 2017 are collectively referred to as the “Preferred Stock”.

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

In 2014, the Company issued and sold restricted common units, which were subject to vesting requirements. In 2016, the Company repurchased 21,116 unvested common units upon forfeiture at the original issuance price of $0.001 per unit.    On June 30, 2017, pursuant to the terms of the Reorganization (see Note 1), the then holders of common units of Spero Therapeutics, LLC exchanged their units for common stock of Spero Therapeutics, Inc. on a one-for-one basis. On October 20, 2017, the Company effected a one-for-6.0774 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock (see Note 6). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios. In addition, all common units and incentive units as well as the conversion ratios of preferred units of Spero Therapeutics, LLC have been presented as if the

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reverse stock split of the common stock of Spero Therapeutics, Inc. had been applied to such units and ratios of Spero Therapeutics, LLC.

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

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which the Company registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that it may determine, including up to $50.0 million of its common stock available for issuance pursuant to an at-the-market offering program sales agreement that it entered into with Cantor Fitzgerald & Co. Under the sales agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. As of December 31, 2018, there have been no sales of the Company’s common stock under the sales agreement. The Company incurred approximately $0.3 million of costs related to the shelf registration statement and at the market offering. These costs have been classified as deferred offering costs on the Company’s balance sheet as of December 31, 2018, and will be charged to additional paid-in-capital on a prorated basis upon the issuance of the associated equity.

8. Share-Based Compensation

Incentive Stock Units

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 18, 2017, the Company’s stockholders approved an amendment to the 2017 Plan, which became effective upon the completion of the Company’s IPO, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 2,696,401. Additionally, the number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 607,324 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors or compensation committee. As of December 31, 2018, there were 341,811 shares remaining available to be issued under the 2017 Plan.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of incentive unit and stock option awards granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.7%	2.0%	1.3%
Expected term (in years)	6.3	6.1	6.3
Expected volatility	74.1%	77.1%	76.5%
Expected dividend yield	0.0%	0.0%	0.0%

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity during 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2017	2,011,296	$7.24	9.38	$9,074
Granted	503,730	11.30
Exercised	(56,780)	5.90
Forfeited	(160,436)	9.13
Cancelled	—	—
Outstanding as of December 31, 2018	2,297,810	$8.03	8.77	$354
Outstanding as of December 31, 2018 - vested and expected to vest	2,294,629	$8.03	8.62	$354
Exercisable at December 31, 2018	845,851	$6.69	8.57	$183

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2018 was $7.63 per share. The weighted average grant-date fair value of awards granted during the years ended December 31, 2017 and 2016 was $4.72 per share and $3.40 per unit, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2018 was approximately $0.3 million. There were no stock options exercised during the years ended December 31, 2017 and 2016. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of December 31, 2018, total unrecognized compensation cost related to unvested stock option grants was approximately $7.9 million. This amount is expected to be recognized over a weighted average period of approximately 2.7 years.

The Company recorded share-based compensation expense, for both incentive units and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$1,072	$371	$66
General and administrative expenses	1,677	1,056	114
Total	$2,749	$1,427	$180

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Cantab Agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to the Company, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.3 million over a base and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. The Company shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement, as described below. During the year ended December 31, 2018, the Company recorded $0.4 million of expense related to amounts payable to PBB under this agreement.

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

As of December 31, 2018 and 2017, the Company’s only remaining non-controlling interest relates to Spero Gyrase, Inc., which totaled $0.4 million.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

countries. In each reporting period, the Company’s tax provision includes the effects of consolidating the results of operations of its subsidiaries.

During the years ended December 31, 2018, 2017 and 2016, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(33,236)	$(38,706)	$(27,148)
Foreign	(8,426)	(1,180)	(5,493)
Loss before income taxes	$(41,662)	$(39,886)	$(32,641)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	(21.0)	(34.0)	(34.0)
Federal and state research and development tax credit	(2.6)	(3.3)	(1.7)
State taxes, net of federal benefit	(5.4)	(5.3)	(4.4)
Foreign rate differential	1.9	0.1	2.3
Nondeductible items	1.2	(0.1)	4.8
Effect of US tax reform	—	23.8	—
Increase in deferred tax asset valuation allowance	25.9	18.8	33.0
Effective income tax rate	—	—	—

Net deferred tax assets as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Net operating loss carryforwards	$29,025	$21,754
Research and development tax credit carryforwards	3,385	2,022
Other	1,731	743
Total deferred tax assets	34,141	24,519
Valuation allowance	(34,141)	(24,519)
Net deferred tax assets	$—	$—

As of December 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of $100.4 million and $100.3 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2033. In addition, as of December 31, 2018, the Company had foreign net operating loss carryforwards of $11.7 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2018, the Company also had federal and state research and development tax credit carryforwards of $2.6 million and $0.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2033 and 2028, respectively.

Utilization of the U.S. net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2018 and 2017. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018 and 2017 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards, and were as follows (in thousands):

	December 31,
	2018	2017
Valuation allowance as of beginning of year	$(24,519)	$(17,152)
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	(9,622)	(7,367)
Valuation allowance as of end of year	$(34,141)	$(24,519)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2018 or 2017. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2018 or 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations and comprehensive loss.

Prior to the Reorganization, the Company filed separate U.S. income tax returns return for each of its subsidiaries. As a result of the Reorganization, the Company will file U.S. income tax returns as a U.S. consolidated group. In Massachusetts, the Company files income tax returns as a combined group except for its Massachusetts Securities Corporation subsidiary, which is a separate income tax filing. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for all years since 2015. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 17, 2018, the Company entered into an amendment (the “Amendment”) to the lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts. The Amendment makes certain changes to the original Lease Agreement, dated August 24, 2015 (the “Original Lease”), by and between the Company and U.S. REIF Central Plaza Massachusetts, LLC (the “Landlord”), including (i) the addition of approximately 7,800 square feet of office space in the same building (the “Expansion Premises”) and (ii) an extension of the expiration date of the Original Lease to seven years following the delivery date of the Expansion Premises (the “Lease Term”), which occurred on December 22, 2018.

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

The following table summarizes the future minimum payments due under the operating leases as of December 31, 2018 (in thousands):

Year Ending December 31,
2019	$1,361
2020	1,054
2021	995
2022	1,107
2023	1,123
2024	1,138
2025	1,108
$7,886

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $0.8 million, $0.8 million and $0.4 million, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018, 2017 or 2016.

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

12. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from BARDA of up to $44.2 million to develop SPR994 for the treatment of complicated urinary tract infections (“cUTIs”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award commits initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. The balance of the award is subject to BARDA exercising two options. The exercise of the first option would entail funding of $13.6 million and is exercisable by BARDA subject to the Company achieving specified milestones related to, among other things, clinical progress and data. The exercise of the second option would entail funding of $14.9 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of SPR994 in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) under the direction of Spero. Because the FDA requires data from a human pneumonic disease as supportive of use of an antibiotic to treat a biothreat infection, the scope of the BARDA award includes the assessment of SPR994 levels in the lung of healthy volunteers as well as a proof of concept clinical trial in pneumonia patients, an indication for which tebipenem, SPR994's active pharmaceutical ingredient, is currently approved in Japan for pediatric use. The Company recorded $1.4 million of revenue under this agreement, of which $0.3 million was invoiced but unpaid and included in other receivables at December 31, 2018.

U.S. Department of Defense

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement is structured as a single, two-year $1.5 million award. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. During the year ended December 31, 2018, the Company recognized $0.3 million of revenue under this agreement, of which less than $0.1 million was invoiced but unpaid and included in other receivables at December 31, 2018.

NIAID

In February 2017, the Company was awarded a grant from NIAID to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and $0.4 million option period. In February 2018 NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended for an additional 12-month period. The Company recognized $0.5 million of revenue in the year ended December 31, 2018 under this agreement, of which less than $0.1 million was invoiced but unpaid and included in other receivables at December 31, 2018.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to assign the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.3 million over a base period and three option periods. As of December 31, 2018, funding for the base period and the first two option periods totaling $5.7 million have been committed. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the agreement. The Company recorded $1.3 million of revenue under this agreement during the year ended December 31, 2018, of which less than $0.1 million was invoiced but unpaid and included in other receivables at December 31, 2018. During the year ended December 31, 2018, the Company recorded approximately $0.4 million in expense associated with amounts payable to PBB under this agreement, which has been included within research and development expenses within the consolidated statement of operations and comprehensive loss.

CARB-X

In April 2017, the Company was awarded a grant from CARB-X, a public-private partnership funded by BARDA within the U.S. Department of Health and Human Services to be used to screen, identify and complete Phase 1 trials with at least one partner compound for SPR741. The award committed to funding of $1.5 million over a 12-month period. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. The Company recognized $0.5 million of revenue in the year ended December 31, 2018 under this agreement. There are no amounts receivable under this agreement at December 31, 2018.

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

In June 2016, the Company provided notification to Roche that it intended to terminate its Research and Development Agreement with Roche based on its rights under the agreement, effective August 2016, resulting in a recognition of the remaining deferred advance research and development payments. There was no termination fee required under the agreement. Related to payments received under the concluded collaboration, the Company recognized reductions of research and development expense of $0.9 million  for the year ended December 31, 2016.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cantab License Agreement

Under the Cantab Agreements (see Note 9), the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.4 million and $6.7 million as of December 31, 2018 and 2017, respectively)) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During the year ended December 31, 2018, the Company recorded $0.2 million in research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $81.1 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the year ended December 31, 2018, the Company recorded $0.2 million in research and development expense related to the achievement of regulatory milestones for SPR720.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make milestone payments of up to $3.0 million upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of SPR994. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. During the three

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended December 31, 2018, the Company paid Meiji $1.6 million related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheet as of December 31, 2018.

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

14. Australia Research and Development Tax Incentive

The Australian government has established a research and development tax incentive to encourage industry investment in research and development, which is available to companies incorporated under Australian law that have core research and development activities. In September 2016, the Company established Spero Potentiator Australia Pty Limited to carry out certain research and development activities. As this subsidiary meets the eligibility requirements of the Australian tax law, it is eligible to receive a 43.5% tax incentive for qualified research and development activities. For the years ended December 31, 2018, 2017 and 2016, $1.2 million, $1.8 million and $0.1 million, respectively, was recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the receivable is re-measured to U.S. dollars as of each reporting date. As of December 31, 2018 and 2017, the Company’s tax incentive receivables from the Australian government totaled $1.1 million and $1.9 million, respectively.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(41,662)	$(39,886)	$(32,641)
Less: Net loss attributable to non-controlling interests	—	(1,143)	(7,150)
Plus: Cumulative dividends on redeemable convertible preferred shares	—	(6,146)	(3,441)
Plus: Accretion of bridge units and redeemable convertible preferred shares to redemption value	—	(1,208)	(996)
Net loss attributable to common stockholders of Spero Therapeutics, Inc.	$(41,662)	$(46,097)	$(29,928)

Denominator:
Weighted average common shares outstanding, basic and diluted	16,001,832	2,586,865	312,169

Net loss per share attributable to common stockholders of Spero Therapeutics, Inc., basic and diluted	$(2.60)	$(17.82)	$(95.87)

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

	December 31,
	2018	2017	2016
Options to purchase common stock	2,297,810	2,011,296	—
Series A convertible preferred stock (as converted to common shares)	2,220,000	—	—
Series B convertible preferred stock (as converted to common shares)	1,000,000	—	—
Redeemable convertible preferred shares (as converted to common shares)	—	—	2,229,518
Incentive units	—	—	413,266
	5,517,810	2,011,296	2,642,784

16. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make and to date has not made any contributions to the 401(k) Plan. The Company did not make any matching contributions during the years ended December 31, 2018, 2017 and 2016.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (unaudited)

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Grant revenue	$1,153	$463	$658	$1,692
Operating expenses	11,969	10,434	11,593	12,776
Net loss	(10,644)	(9,956)	(10,463)	(10,599)
Net loss per share attributable to common shareholders per share, basic and diluted	$(0.74)	$(0.69)	$(0.60)	$(0.60)
Weighted average shares outstanding, basic and diluted:	14,369,182	14,376,529	17,471,462	17,736,996

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Grant revenue	$140	$249	$597	$993
Operating expenses	7,739	10,414	10,563	14,993
Net loss	(6,411)	(9,763)	(9,844)	(13,868)
Net loss attributable to Spero Therapeutics, Inc.	(5,876)	(9,169)	(9,836)	(13,862)
Net loss attributable to common shareholders of Spero Therapeutics, Inc.	(7,130)	(12,121)	(12,076)	(14,770)
Net loss per share attributable to common shareholders per share, basic and diluted	$(21.60)	$(36.21)	$(36.02)	$(1.59)
Weighted average shares outstanding, basic and diluted:	330,075	334,788	335,285	9,273,783

18. Subsequent Events

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited (“NPLH”), entered into a license agreement (the “License Agreement”) with Everest Medicines II Limited (“Everest”), which License Agreement also includes an option granted by Spero’s wholly owned subsidiary Spero Potentiator, Inc. Under the terms of the License Agreement, the Company granted Everest an exclusive license to develop, manufacture and commercialize Spero’s product candidate SPR206 or products that contain the Compound (a “Licensed Product”) in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries (collectively, the “Territory”). The Company retains development, manufacturing and commercialization rights with respect to the Compound and Licensed Products in the rest of the world and also retains the right to develop or manufacture the Compound and Licensed Products in the Territory for use outside the Territory. In addition to the license grant to SPR206, the Company also granted Everest a 12-month exclusive option to negotiate with the Company for an exclusive license to develop, manufacture and commercialize Spero’s product candidate SPR741 in the Territory.

Under the terms of the License Agreement, the Company received an upfront payment of $3.0 million. The Company may also receive up to an additional $59.5 million in milestone payments upon Everest’s achievement of certain developmental, regulatory and sales milestone events related to SPR206, which achievement cannot be guaranteed. The Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of the Compound. Everest has the right to sublicense to affiliates and third parties in the Territory. Everest is responsible for all costs related to developing, obtaining regulatory approval of and commercializing the Compound and Licensed Products in the Territory, and is obligated to use commercially reasonable efforts to develop, manufacture and commercialize Licensed Products, including to achieve certain specified diligence milestones within agreed-upon periods. Unless earlier terminated due to certain material breaches of the contract, or otherwise, the License Agreement will expire on a jurisdiction-by-jurisdiction and Licensed Product-by-Licensed Product basis until the latest to occur of expiration of the last valid claim under a licensed patent in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of such Licensed Product in such jurisdiction. The License Agreement may be terminated in its entirety by Everest upon 90 or 180 days’ prior written notice, depending on the stage of development of the initial Licensed Product.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Adoption of Inducement Equity Incentive Plan

On March 11, 2019, we adopted the 2019 Inducement Equity Incentive Plan (the “Plan”) to reserve 331,500 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of Spero, as a material inducement to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Plan was approved by our Board of Directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Plan are substantially similar to our stockholder-approved 2017 Stock Incentive Plan, as amended.  A complete copy of the Plan and the Form of Stock Option Grant Notice and Stock Option Agreement under the Plan are filed herewith as Exhibits 10.3 and 10.4, respectively, and are incorporated herein by reference. The above summary of the terms of the Plan and Plan documents does not purport to be complete and is qualified in its entirety by reference to such exhibits.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance Matters -- Compensation Committee Interlocks and Insider Participation”  in our proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans and Other Benefits Plans” in our proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in our proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	11/6/2017	001-38266

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	7/17/2018	001-38266

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	11/16/2018	001-38266

4.1	Form of Common Stock Certificate		Form S-1 (Exhibit 4.1)	10/6/2017	333-220858

4.2	Investors’ Rights Agreement, dated as of June 30, 2017, by and between the Registrant and the other parties thereto		Form S-1 (Exhibit 4.2)	10/6/2017	333-220858

10.1#	2017 Stock Incentive Plan, as amended		Form 10-Q (Exhibit 10.1)	12/14/2017	001-38266

10.2#	Form of Stock Option Agreement under the 2017 Stock Incentive Plan, as amended		Form 10-Q (Exhibit 10.2)	12/14/2017	001-38266

10.3#	2019 Inducement Equity Incentive Plan	X

10.4#	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan	X

10.5#	Form of Director and Officer Indemnification Agreement		Form S-1 (Exhibit 10.4)	10/6/2017	333-220858

10.6#	Non-Employee Director Compensation Policy		Form S-1/A (Exhibit 10.20)	10/23/2017	333-220858

10.7#	Employment Agreement, dated October 20, 2017, by and between the Registrant and Ankit Mahadevia, M.D.		Form S-1/A (Exhibit 10.5)	10/23/2017	333-220858

10.8#	Employment Agreement, dated October 20, 2017, by and between the Registrant and Joel Sendek		Form S-1/A (Exhibit 10.6)	10/23/2017	333-220858

10.9#	Employment Agreement, dated October 20, 2017, by and between the Registrant and Thomas Parr Jr., Ph.D.		Form S-1/A (Exhibit 10.7)	10/23/2017	333-220858

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.10#	Employment Agreement, dated October 20, 2017, by and between the Registrant and Cristina Larkin		Form S-1/A (Exhibit 10.8)	10/23/2017	333-220858

10.11#	Employment Agreement, dated December 13, 2017, by and between the Registrant and David Melnick, M.D.		Form 10-K (Exhibit 10.9)	4/2/2018	001-38266

10.12#	Lease Agreement, dated August 24, 2015, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form S-1 (Exhibit 10.11)	10/6/2017	333-220858

10.13	First Amendment to Lease Agreement, dated January 17, 2018, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	1/23/2018	001-38266

10.14	Sublease, dated July 6, 2016, by and between the Registrant and Tetraphase Pharmaceuticals, Inc.		Form S-1 (Exhibit 10.12)	10/6/2017	333-220858

10.15†

Stock Purchase Agreement, dated June 6, 2016, by and among Spero Cantab, Inc., the Registrant, Spero Cantab UK Limited, PBB Distributions Limited, New Pharma License Holdings Limited, Cantab Anti-Infectives Ltd and Pro Bono Bio PLC, as amended by Amendment to Stock Purchase Agreement, dated July 18, 2017

			Form S-1 (Exhibit 10.13)	10/6/2017	333-220858

10.16†	Assignment and License Agreement, dated May 9, 2016, by and among Spero Trinem, Inc., the Registrant and Vertex Pharmaceuticals Incorporated		Form S-1/A (Exhibit 10.14)	10/23/2017	333-220858

10.17†	License Agreement, dated June 14, 2017, by and between the Registrant and Meiji Seika Pharma Co., Ltd., as supplemented by Addendum to License Agreement, dated June 14, 2017		Form S-1 (Exhibit 10.15)	10/6/2017	333-220858

10.18†	Amended and Restated License Agreement, dated June 28, 2017, by and between Spero Potentiator, Inc. and Northern Antibiotics Oy (Ltd.)		Form S-1/A (Exhibit 10.16)	10/23/2017	333-220858

10.19†	Contract Award, dated July 12, 2018, issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services		Form 10-Q (Exhibit 10.1)	11/8/2018	001-38266

10.20*	License Agreement, dated January 4, 2019, by and between New Pharma License Holdings Limited and Everest Medicines II Limited	X

10.21

Exchange Agreement, dated November 15, 2018, by and among Spero Therapeutics, Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and MSI BVF SPV LLC

			Form 8-K (Exhibit 10.1)	11/16/2018	001-38266

10.22	Controlled Equity Offering Sales Agreement, dated December 3, 2018, by and between the Registrant and Cantor Fitzgerald & Co.		Form S-3 (Exhibit 1.2)	12/3/2018	333-228661

10.23	Form of Proprietary Information and Inventions Assignment Agreement		Form S-1/A (Exhibit 10.17)	10/23/2017	333-220858

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

16.1	Letter of KPMG LLP, dated August 25, 2017, regarding changes in the Registrant's certifying accountants		Form S-1 (Exhibit 16.1)	10/6/2017	333-220858

21.1	List of Subsidiaries of the Registrant	X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

†	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
#	Management contract or compensatory plan.
*	Confidential treatment requested for portions of this exhibit. Confidential materials omitted and filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: March 14, 2019	By:	/s/ Ankit Mahadevia, M.D.
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

Name	Title	Date

/s/ Ankit Mahadevia, M.D.	President, Chief Executive Officer and Director	March 14, 2019
Ankit Mahadevia, M.D.	(Principal Executive Officer)

/s/ Joel Sendek	Chief Financial Officer and Treasurer	March 14, 2019
Joel Sendek	(Principal Financial Officer and Principal Accounting Officer)

/s/ Milind Deshpande, Ph.D.	Director	March 14, 2019
Milind Deshpande, Ph.D.

/s/ Jean-François Formela, M.D.	Director	March 14, 2019
Jean-François Formela, M.D.

/s/ John C. Pottage, M.D.	Director	March 14, 2019
John C. Pottage, M.D.

/s/ David P. Southwell	Director	March 14, 2019
David P. Southwell

/s/ Frank E. Thomas	Director	March 14, 2019
Frank E. Thomas

/s/ Patrick Vink, M.D.	Director	March 14, 2019
Patrick Vink, M.D.