Form 10-Q
period 2019-03-31
Spero Therapeutics, Inc.
filed 2019-05-09
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(857) 242-1600

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SPRO	The Nasdaq Global Select Market

As of May 6, 2019, the registrant had 17,523,835 shares of common stock, $0.001 par value per share, outstanding.

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

i

Spero Therapeutics, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$49,395	$34,080
Marketable securities	56,997	81,363
Other receivables	456	376
Tax incentive receivable, current	928	922
Prepaid expenses and other current assets	7,926	7,478
Total current assets	115,702	124,219
Property and equipment, net	2,864	2,893
Tax incentive receivable	294	233
Operating lease right of use assets	4,369	—
Other assets	1,421	1,661
Total assets	$124,650	$129,006

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$557	$3,603
Accrued expenses and other current liabilities	5,199	8,263
Derivative liabilities	223	223
Deferred rent	—	229
Current operating lease liabilities	639	—
Total current liabilities	6,618	12,318
Deferred rent, net of current portion	—	833
Non-current operating lease liabilities	4,391	—
Other long-term liabilities	312	—
Total liabilities	11,321	13,151
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 3,220 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized as of March 31, 2019 and December 31, 2018;17,335,066 shares issued and outstanding as of March 31, 2019 and 17,205,962 shares issued and outstanding as of December 31, 2018	17	17
Additional paid-in capital	256,530	254,013
Accumulated deficit	(143,574)	(138,502)
Accumulated other comprehensive gain (loss)	1	(28)
Total Spero Therapeutics, Inc. stockholders' equity	112,974	115,500
Non-controlling interests	355	355
Total stockholders' equity	113,329	115,855
Total liabilities and stockholders' equity	$124,650	$129,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Grant revenue	$3,911	$1,153
Collaboration revenue	3,807	—
Total revenues	7,718	1,153

Operating expenses:
Research and development	9,526	8,925
General and administrative	3,888	3,044
Total operating expenses	13,414	11,969
Loss from operations	(5,696)	(10,816)
Other income (expense):
Interest income and other income (expense), net	624	172
Total other income (expense), net	624	172
Net loss	$(5,072)	$(10,644)

Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.74)

Weighted average common shares outstanding, basic and diluted:	17,221,120	14,369,182

Comprehensive loss:
Net loss	(5,072)	(10,644)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	23	(29)
Reclassification adjustment for gains included in net loss	6	—
Net unrealized gains (losses) on securities	29	(29)
Total comprehensive loss	$(5,043)	$(10,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,072)	$(10,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	95
Share-based compensation	933	614
Realized (gain) loss on investments	(1)	—
Unrealized foreign currency transaction (gain) loss	(95)	8
Accretion of discount on marketable securities	(355)	(45)
Changes in operating assets and liabilities:
Other receivables	(80)	(208)
Prepaid expenses and other current assets	(448)	604
Tax incentive receivables	(62)	(45)
Other assets	433	—
Accounts payable	(3,008)	(2,469)
Accrued expenses and other current liabilities	(3,364)	165
Deferred rent	—	(36)
Other long-term liabilities	11	—
Net cash used in operating activities	(10,924)	(11,961)
Cash flows from investing activities:
Purchases of marketable securities	(25,835)	(22,825)
Proceeds from maturities of marketable securities	50,587	—
Purchases of property and equipment	(81)	—
Net cash provided by (used in) investing activities	24,671	(22,825)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	1,525	—
Payment of offering costs	(16)	—
Proceeds from stock option exercises	59	—
Net cash provided by financing activities	1,568	—
Net increase (decrease) in cash and cash equivalents	15,315	(34,786)
Cash, cash equivalents and restricted cash at beginning of period	34,080	87,338
Cash, cash equivalents and restricted cash at end of period	$49,395	$52,552

Supplemental disclosure of non-cash investing and financing activities:

Purchases of property and equipment included in accounts payable and accrued expenses	$75	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

							Accumulated
	Series A and B						Other	Spero
	Convertible				Additional		Comprehensive	Therapeutics, Inc.	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Loss)	Equity	Interests	Equity
Balances at December 31, 2018	3,220	$—	17,205,962	$17	$254,013	$(138,502)	$(28)	$115,500	$355	$115,855
Issuance of common stock upon the exercise of stock options	—	—	10,014	—	59	—	—	59	—	59
Issuance of common stock, net of issuance costs	—	—	119,090	—	1,525	—	—	1,525	—	1,525
Share-based compensation expense	—	—	—	—	933	—	—	933	—	933
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	29	29	—	29
Net loss	—	—	—	—	—	(5,072)	—	(5,072)	—	(5,072)
Balances at March 31, 2019	3,220	$—	17,335,066	$17	$256,530	$(143,574)	$1	$112,974	$355	$113,329

							Accumulated
	Series A and B						Other	Spero
	Convertible				Additional		Comprehensive	Therapeutics, Inc.	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Loss)	Equity	Interests	Equity
Balances at December 31, 2017	—	$—	14,369,182	$14	$181,428	$(96,840)	$—	$84,602	$355	$84,957
Share-based compensation expense	—	—	—	—	614	—	—	614	—	614
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(29)	(29)	—	(29)
Net loss	—	—	—	—	—	(10,644)	—	(10,644)	—	(10,644)
Balances at March 31, 2018	—	$—	14,369,182	$14	$182,042	$(107,484)	$(29)	$74,543	$355	$74,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for multi-drug resistant (“MDR”) bacterial infections. The Company’s most advanced product candidate, SPR994, is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. The Company is also developing SPR720, an oral antibiotic designed for the treatment of pulmonary non-tuberculous mycobacterial (“NTM”) infections. In addition, the Company also has a platform technology known as its Potentiator Platform that it believes will enable it to develop drugs that will expand the spectrum and potency of existing antibiotics, including formerly inactive antibiotics, against Gram-negative bacteria. The Company’s product candidates generated from its Potentiator Platform are two intravenous, or IV,-administered agents, SPR206 and SPR741, designed to treat MDR Gram-negative infections in the hospital setting. The Company believes that its novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, a licensing agreement and through the sale of our common and preferred stock. The Company has incurred recurring losses since inception. As of March 31, 2019, the Company had an accumulated deficit of $143.6 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the quarterly consolidated financial statements, or May 9, 2019, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, capital expenditure requirements through at least 12 months from the issuance date of these quarterly consolidated financial statements. However, the future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its future operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management intends to pursue plans to obtain additional funding to finance its operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2019, and results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018 have been made. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for clinical trial costs and other research and development expenses, and the valuation of share-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

Revenue Recognition – Collaboration Revenue

Effective January 1, 2019, the Company entered into a licensing agreement that is evaluated under Accounting Standards Codification, Topic 606 (“Topic 606”), Revenue from Contracts with Customers, through which the Company licenses certain of its product candidates’ rights to a third party. Any future out-licensing agreements entered into by the Company and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations under the agreement; (iii) determine the transaction price, including constraint on variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) determine how the revenue will be recognized for each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to a customer.

Once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct in the evaluation of a collaboration arrangement subject to Topic 606, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. The SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. In certain circumstances, the Company may apply the residual method to determine the SSP of a good or service if the standalone selling price is considered highly variable or uncertain. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed its revenue-generating arrangement in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in the arrangement.  For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

In determining the accounting treatment for these arrangements, the Company develops assumptions to determine the stand-alone selling price for each performance obligation in the contract. These assumptions may include forecasted revenues, development timelines, discount rates and probabilities of technical and regulatory success.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Material leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of March 31, 2019, the Company’s short term leases with terms of one year or less were not material. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate (“IBR”), which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, and in a similar economic environment. Since the Company does not have any debt and has not been rated by any major credit rating agency, the Company’s IBR was estimated by developing a synthetic credit rating for the Company. In transitioning to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

In accordance with ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.).  The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. In making this election, entities would account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases for classes of all underlying assets and allocate all of the contract consideration to the lease component only.

Net Income (Loss) per Share

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

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and will replace the existing guidance in ASC840, Leases. The FASB subsequently issued amendments to ASU 2016-02, which have the same effective date and transition date of January 1, 2019: (i) ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU 2016-02; and (ii) ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component. ASU 2016-02 requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use, or ROU, asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases under ASC 840. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years, and early adoption is permitted.

The Company elected to adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective approach with no restatement of prior periods. This standard provides a number of optional practical expedients in transition. The Company applied the package of practical expedients to leases that commenced prior to the effective date whereby it elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected the short-term lease recognition exemption for all leases that qualified, and a right-of-use asset or lease liability was not recognized for short term leases.

The adoption of ASU 2016-02 resulted in the recognition of operating lease liabilities of $5.2 million and right-of-use assets of $6.1 million on the Company’s condensed consolidated balance sheet as of January 1, 2019. These and corresponding liabilities relate to existing facility operating leases and an embedded financing lease for manufacturing equipment. Other than the recognition of these right-of-use assets and liabilities, the adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss or consolidated statements of cash flows. No cumulative effect adjustment was recognized upon transition.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the ASU effective January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The amendments in the new guidance are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, including in interim periods, but no earlier than an entity’s adoption of ASC 606. The Company adopted the ASU effective January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$38,575	$—	$38,575
Commercial paper	—	6,684	—	6,684
Total cash equivalents	—	45,259	—	45,259
Marketable securities:
U.S. government securities	—	25,382	—	25,382
Corporate bonds	—	9,141	—	9,141
Commercial paper	—	22,474	—	22,474
Total marketable securities	—	56,997	—	56,997
Total cash equivalents and marketable securities	$—	$102,256	$—	$102,256
Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$22,327	$—	$22,327
Commercial paper	—	6,389	—	6,389
Total cash equivalents	—	28,716	—	28,716
Marketable securities:
U.S. government securities	—	37,815	—	37,815
Corporate bonds	—	26,672	—	26,672
Commercial paper	—	16,876	—	16,876
Total marketable securities	—	81,363	—	81,363
Total cash equivalents and marketable securities	$—	$110,079	$—	$110,079
Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

Excluded from the tables above is cash of $4.1 million and $5.4 million as of as of March 31, 2019, and December 31, 2018, respectively. During the three months ended March 31, 2019, there were no transfers between Level 1, Level 2 and Level 3 categories.

Marketable Securities

The Company’s marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing sources, which generally derive security prices from recently reported trades for identical or similar securities.

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$25,381	$2	$(1)	$25,382
Corporate bonds	9,141	—	—	9,141
Commercial paper	22,474	—	—	22,474
	$56,996	$2	$(1)	$56,997

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
U.S. government securities	$37,819	$—	$(4)	$37,815
Corporate bonds	26,696	—	(24)	26,672
Commercial paper	16,876	—	—	16,876
	$81,391	$—	$(28)	$81,363

As of March 31, 2019, and December 31, 2018, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the condensed consolidated balance sheet date.

Anti-Dilution Rights

In connection with the issuance of non-controlling interests in certain of the Company’s subsidiaries (see Note 8), specifically Spero Potentiator, Inc., Spero Europe, Ltd. and Spero Gyrase, Inc., the Company granted anti-dilution rights to the minority investors. The Company classifies the anti-dilution rights as a derivative liability on its consolidated balance sheet because they are freestanding instruments that represent a conditional obligation to issue a variable number of shares. The Company remeasures the derivative liability associated with the anti-dilution rights to fair value at each reporting date, and recognizes changes in the fair value of the derivative liability as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. The fair value of these derivative liabilities was determined using a discounted cash flow model. As of March 31, 2019 and December 31, 2018, the Company’s fair value of the anti-dilution rights of $0.2 million relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc., which represents amounts funded to the entity that could be settled by the issuance of equity.

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

The most significant assumption impacting the fair value of the anti-dilution rights was the probability that the Company would fund the maximum amount of investment providing anti-dilution protection. Upon issuance of the rights and through December 31, 2016, the probability of such funding was determined to be 100%. During 2017, the probability of such funding was reduced to 0%

due to the Company’s decision to no longer pursue development of the acquired technology. The fair value of the derivative liability decreased accordingly by $1.4 million to $0.2 million by June 30, 2017. As of March 31, 2019 and December 31, 2018, the value of the derivative liability of $0.2 million represents amounts funded to the entity that could be settled by the issuance of equity.

4.	Leases

Operating Leases

In August 2015, the Company entered into an operating lease agreement with U.S. REIF Central Plaza Massachusetts, LLC (the “Landlord”) with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts (the “Original Lease”).The term of the Original Lease commenced in January 2016 and was scheduled to expire in December 2020. The Original Lease required annual payments of $0.4 million, subject to certain escalations described below, over the initial five-year term, with a renewal option to extend its term for an additional five years. Under the terms of the Original Lease, the Company provided a security deposit of $0.2 million to the Landlord, which is included in long-term assets in the accompanying condensed consolidated balance sheets. The Original Lease provided for annual rent escalations as well as tenant incentives in the amount of $0.7 million, of which $0.3 million would be reimbursed to the Landlord over the initial term of the Original Lease. In determining its ROU assets as of January 1, 2019, the Company reduced the amount of ROU assets by $0.2 million, which was the remaining balance of lease incentives received from the Landlord as of that date. The lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

In July 2016, the Company entered into an agreement to lease laboratory space through November 30, 2019 from a sublessor, which requires annual lease payments of $0.3 million, subject to certain escalations.

On January 17, 2018, the Company entered into an amendment to the Original Lease (the “Amendment”). The Amendment makes certain modifications to the Original Lease, including (i) the addition of approximately 7,800 square feet of office space in the same building (the “Expansion Premises”) and (ii) an extension of the expiration date of the Original Lease to seven years following the delivery date of the Expansion Premises (the “Lease Term”), which occurred on December 22, 2018.

Under the Amendment, the Company has two consecutive options to extend the Lease Term for an additional period of five years (the “Option Terms”), subject to certain conditions, upon notice to the Landlord. The Amendment provides for annual base rent for the Expansion Premises of approximately $0.5 million in the first year of the Lease Term, which increases on an annual basis to approximately $0.6 million in the final year of the Lease Term, and annual base rent during the Option Terms to be calculated based on the Landlord’s good faith determination of 100% of the fair market rate for such Option Terms. The Company is also obligated to pay the Landlord certain costs, taxes and operating expenses, subject to certain exclusions. The Amendment also provides for $0.4 million from the Landlord for leasehold improvements on the Expansion Premises. In determining its ROU assets as of January 1, 2019, the Company reduced the amount of ROU assets by $0.4 million, which was the remaining balance of lease incentives received from the Landlord as of that date. The lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

For the three months ended March 31, 2019, the components of operating lease expense were as follows (in thousands):

Operating lease expense	Statement of Operations Location	Amount
Fixed operating lease expense	Research and development expense	145
	General and administrative expense	171

Variable operating lease expense	Research and development expense	13
	General and administrative expense	48

Total operating lease expense		$377

Supplemental cash flow information related to the Company’s operating leases for the three-month period ended March 31, 2019 was as follows (in thousands):

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316

Embedded Finance Leases

As part of our agreement with Meiji Seika Pharma Co. Ltd. (“Meiji”), the Company paid Meiji approximately $1.6 million during the three months ended December 31, 2018, related to fixed assets which will be used in manufacturing related activities at Meiji. The Company determined this equipment to be an embedded finance lease and has been capitalized as property and equipment in the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018. As this equipment was fully paid in 2018, there is no corresponding lease liability as of March 31, 2019.

The following table presents the lease balances within the condensed consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of March 31, 2019 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	March 31, 2019
Assets
Operating	Operating lease right of use assets	$4,369
Financing	Property and equipment, net	1,426
Total leased assets		$5,795

Liabilities
Current
Operating	Current operating lease liabilities	$639
Non-Current
Operating	Non-current operating lease liabilities	4,391
Total lease liabilities		$5,030

Weighted average remaining lease term		6 years
Weighted average discount rate		11%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2019 (in thousands):

Years Ending December 31,
2019 (remainder)	$918
2020	928
2021	943
2022	1,061
2023	1,076
2024	1,092
Thereafter	1,108
Total future minimum lease payments	7,126
Less imputed interest	(2,096)
Total operating lease liabilities	$5,030

The following table summarizes the future minimum payments due for the Company’s operating leases under the prior lease guidance for each of the next five years and total thereafter as of December 31, 2018 (in thousands):

Years Ending December 31,
2019	$1,361
2020	1,054
2021	995
2022	1,107
2023	1,123
Thereafter	2,246
$7,886

5.	Accrued Expenses and Other Current Liabilities

	March 31, 2019	December 31, 2018
Accrued external research and development expenses	$3,209	$4,541
Accrued payroll and related expenses	885	2,379
Accrued professional fees	470	917
Accrued other	635	426
	$5,199	$8,263

6.       Common Stock

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, pursuant to which it registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to an at-the-market offering program sales agreement that it entered into with Cantor Fitzgerald & Co. (“Cantor”). Under the sales agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. During the three months ended March 31, 2019, the Company sold 119,090 shares of its common stock under the sales agreement at an average price of approximately $13.22 per share for aggregate gross proceeds of approximately $1.6 million and net proceeds of approximately $1.5 million after deducting the sales commissions and offering expenses.

7.	Share-Based Compensation

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the grant of incentive stock options, nonqualified stock options, stock grants and stock-based awards. The 2017 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The number of shares initially reserved for issuance under the 2017 Plan was 1,785,416 shares of common stock. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2017 Plan.

On October 18, 2017, the Company’s stockholders approved an amendment to the 2017 Plan, which became effective upon the completion of the Company’s IPO, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 2,696,401. Additionally, the number of shares of common stock that may be issued under the 2017 Plan automatically increases on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 607,324 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors or compensation committee. On January 1, 2019, 607,324 shares were added to the 2017 Plan.

On March 11, 2019, the Company adopted the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”) to reserve 331,500 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with Spero within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2017 Plan. As of March 31, 2019, there have been no grants issued under the 2019 Inducement Plan.

As of March 31, 2019, a total of 3,635,225 shares have been authorized and reserved for issuance under all equity plans and 435,488 shares were available for future issuance under such plans.

The following table summarizes stock option activity during the three months ended March 31, 2019:

Number of Shares
Outstanding as of December 31, 2018	2,297,810
Granted	823,996
Exercised	(10,014)
Forfeited	(28,849)
Outstanding as of March 31, 2019	3,082,943

Included in the options granted above are 100,000 options that contain performance-based vesting criteria, primarily related to the achievement of certain clinical, regulatory and financing milestones. In addition to these stock options, the Company also granted 50,000 restricted stock units (“RSUs”) containing the same performance-based vesting criteria. Recognition of stock-based compensation expense associated with these performance-based stock options and RSUs will commence when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$369	$250
General and administrative expenses	564	364
Total	$933	$614

8.	Non-Controlling Interests

Spero Gyrase

As of March 31, 2019 and December 31, 2018, the Company’s only remaining non-controlling interest relates to Spero Gyrase, Inc., which totaled $0.4 million. In March 2016, the Company entered into an agreement with Aviragen and its affiliates in order to acquire certain intellectual property and know-how related to certain compounds. In connection with the transaction, the Company established Spero Gyrase, a Delaware corporation, and issued to Aviragen 200 common shares of Spero Gyrase with a fair value of $1.1 million, which represented a 20% equity ownership interest in Spero Gyrase. In addition, Spero Gyrase agreed to make future milestone and royalty payments in exchange for the intellectual property. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the acquired technology as research and development expense in the consolidated statement of operations and comprehensive loss in the amount of $1.1 million, because the acquired technology had not reached commercial feasibility and had no alternative future use, and recorded a non-controlling interest in Spero Gyrase in a corresponding amount.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2019 or December 31, 2018.

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

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop SPR994 for the treatment of complicated urinary tract infections (“cUTI”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award commits initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. The balance of the award is subject to BARDA exercising two options. The exercise of the first option would entail funding of $13.6 million and is exercisable by BARDA subject to the Company achieving specified milestones related to, among other things, clinical progress and data. The exercise of the second option would entail funding of $14.9 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below. The Company recognized $3.6 million of revenue under this award during the three months ended March 31, 2019.

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

U.S. Department of Defense

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement is structured as a single, two-year $1.5 million award. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. The Company recognized less than $0.1 million and $0.1 million of revenue under this agreement during the three months ended March 31, 2019 and 2018, respectively.

NIAID

In February 2017, the Company was awarded a grant from NIAID under its Small Business Innovation Research program, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds had been committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended for an additional 12-month period. The Company recognized $0.3 million and $0.4 million of revenue under this agreement during the three months ended March 31, 2019 and 2018, respectively.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Ascension Healthcare Development Limited (formerly Cantab Anti-Infectives Limited) (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206 (see Note 11). Under these agreements, CAI agreed to submit a request to NIAID to assign the CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for total development funding of up to $6.3 million, including a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. The Company recorded approximately $0.1 million in expense associated with amounts payable to PBB under this agreement during the three months ended March 31, 2019 and 2018, respectively, which has been included within research and development expenses within the condensed consolidated statement of operations and comprehensive loss.

CARB-X

In April 2017, the Company was awarded a grant from CARB-X, a public-private partnership funded by BARDA within the U.S. Department of Health and Human Services to be used to screen, identify and complete Phase 1 trials with at least one partner compound for SPR741, one of the Company’s Potentiator Platform product candidates. The award committed to funding of $1.5 million over a 12-month period. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. The Company recognized zero and $0.5 million of revenue during the three months ended March 31, 2019 and 2018, respectively, under this agreement.

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

Aviragen Agreement

Under the Company’s agreement with Aviragen (see Note 3) for certain intellectual property and know-how relating to developing a gyrase inhibitor to develop therapies for Gram-negative infections, the Company is obligated to make milestone payments of up to an aggregate of $12.0 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay royalties of low single-digit percentages based on net sales of products the Company acquired under the agreement.

Cantab License Agreement

Under the Cantab Agreements (see Note 10), the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.5 million and $6.4 million as of March 31, 2019 and December 31, 2018, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During the year ended December 31, 2018, the Company recorded $0.2 million in research and development expense related to the achievement of regulatory milestones for SPR206.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make milestone payments of up to $3.0 million upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of SPR994. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. Additionally, the Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the condensed consolidated balance sheet.

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

In June 2017, in connection with the repurchase of all of the outstanding shares of Spero Potentiator, the Company amended its license agreement with Northern such that the Company agreed to pay Northern up to $7.0 million upon the achievement of specified clinical, regulatory and other milestones, including a total payment of $2.5 million upon the closing of an initial public offering. In addition, under an exchange agreement the Company entered into with Northern, the Company is obligated to make a payment to Northern of $0.1 million upon the closing of an initial public offering. The agreement has a perpetual term and no express termination rights. Upon the closing of the Company’s IPO in November 2017, the Company paid $2.6 million to Northern in connection with both the license and exchange agreements. This payment was recorded as research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2017.

Everest Medicines License Agreement

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited (“NPLH”), entered into a license agreement (the “Everest License Agreement”), with Everest Medicines II Limited. Under the terms of the Everest License Agreement, the Company granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Licensed Products”), in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries (the “Territory”). The Company retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant with respect to SPR206, the Company, through its wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, granted Everest a 12-month exclusive option to negotiate with it for an exclusive license to develop, manufacture and commercialize SPR741 in the Territory.

Under the terms of the Everest License Agreement, the Company received an upfront payment of $3.0 million, comprised of a $2.0 million payment to license SPR206 and $1.0 million for the exclusive option to negotiate a license to develop SPR741. The Company will receive a milestone payment of $2.0 million upon completion and delivery of the results of a clinical study and future milestones of up to $1.5 million if the Company chooses to complete a future clinical study. The Company may also receive up to an additional $55.0 million in milestone payments upon Everest’s achievement of certain developmental, regulatory and sales milestone events related to SPR206, which achievement cannot be guaranteed. The Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

Everest is responsible for all costs related to developing, obtaining regulatory approval of and commercializing SPR206 and Licensed Products in the Territory, and is obligated to use commercially reasonable efforts to develop, manufacture and commercialize Licensed Products, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee will be established between the Company and Everest to coordinate and review the development, manufacturing and commercialization plans with respect to Licensed Products in the Territory.

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

Accounting Analysis and Revenue Recognition

The Company determined the Everest License Agreement to be under the scope of ASC 606. Accordingly, in determining the appropriate amount of revenue to be recognized, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the identified performance obligations in proportion to their SSP; and (v) recognized revenue when each performance obligation was deemed to be satisfied.

Based on that evaluation, the Company identified three performance obligations, as presented below. The transaction price to be allocated to the identified performance obligations was determined to be $5.0 million consisting of: (i) the license upfront fee of $2.0 million, (ii) the $1.0 million exclusive option to negotiate a license to develop SPR741, and (iii) research and development services related to an upcoming milestone of $2.0 million that is deemed to be probable to be achieved. The additional clinical study that is at the Company’s discretion to perform is considered a marketing offering and therefore not included in the assessment at contract inception. The Company determined that the license was distinct from the exclusive option for SPR 741 and the research and development services. The following table shows the performance obligations, along with their SSP and the transaction price allocated to those obligations (in thousands):

	Standalone	Transaction
	Selling	Price
Performance Obligations	Price	Allocated	Recognition Method
License and know-how transfer (1)	$9,858	$3,553	Fully satisfied; recognized upon delivery of the license
Exclusive option on SPR741	400	144	Will be recognized upon exercise or expiration of the option
Research and development services (2)	3,614	1,303	Recognized over time as services are delivered through the expected completion date of Q1 2020
		$5,000

(1)	The standalone selling price for the license and know-how transfer was determined using the residual approach, corroborated by internal cost estimates.
(2)

The standalone selling price for the research and development services was estimated using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider and using internal full time equivalent costs to support the development services.

During the three months ended March 31, 2019, the Company recognized $3.8 million of revenue related to this agreement. As of March 31, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $1.2 million. The Company has a contract asset of $0.8 million, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2019.

12.	Australia Research and Development Tax Incentive

The Australian government has established a research and development tax incentive to encourage industry investment in research and development, which is available to companies incorporated under Australian law that have core research and development activities. In September 2016, the Company established Spero Potentiator Australia Pty Limited to carry out certain research and development activities. As this subsidiary meets the eligibility requirements of the Australian tax law, it is eligible to receive a 43.5% tax incentive for qualified research and development activities. The Company recorded less than  $0.1 million as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss during both the three months ended March 31, 2019 and 2018, respectively, associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $1.2 million and $1.1 million as of March 31, 2019, and December 31, 2018, respectively.

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(5,072)	$(10,644)

Denominator:
Weighted average common shares outstanding, basic and diluted	17,221,120	14,369,182

Net loss per share, basic and diluted	$(0.29)	$(0.74)

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

	Three Months Ended March 31,
	2019	2018

Options to purchase common stock	3,082,943	2,129,082
Unvested restricted stock units	50,000	—
Series A convertible preferred stock (as converted to common shares)	2,220,000	—
Series B convertible preferred stock (as converted to common shares)	1,000,000	—
	6,352,943	2,129,082

14.	Subsequent Events

The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date at which the condensed consolidated financial statements were available to be issued. Other than as disclosed below, there were no material subsequent events.

Subsequent to March 31, 2019, the Company sold 198,924 shares of its common stock under the at-the-market offering program sales agreement with Cantor at an average price of approximately $12.84 per share for aggregate gross proceeds of approximately $2.6 million prior to deducting sales commissions and offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for multi-drug resistant bacterial infections. Our most advanced product candidate, SPR994 (tebipenem pivoxil hydrobromide), is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat multi-drug resistant, or MDR, Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We are also developing SPR720, an oral antibiotic designed for the treatment of pulmonary non-tuberculous mycobacterial infection, or NTM, infection. In addition, we also have a platform technology known as our Potentiator Platform, which includes two IV-administered agents, SPR206 and SPR741, that are active either alone or in combination with other standard of care agents and are designed to treat MDR Gram-negative bacteria in the hospital. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Prior to the IPO and our July 2018 equity offering, we funded our operations with proceeds from the sale of preferred units and bridge units and payments received under a concluded collaboration agreement and funding from government contracts. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2019, we had an accumulated deficit of $143.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $106.4 million. We believe that our existing cash, cash equivalents and marketable securities, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through top-line data readout of our pivotal Phase 3 clinical trial of SPR994. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

Recent Developments

SPR994 Pivotal Phase 3 Trial Initiated

In January 2019 we announced the receipt of positive feedback from the U.S. Food and Drug Administration, or FDA, from our pre-Phase 3 meeting. As a result of the meeting, we submitted an IND application for SPR994 in complicated urinary tract infections, or cUTI, with the U.S. Food and Drug Administration, or FDA. In February 2019 we received FDA acceptance of our investigational new drug, or IND, application for SPR994 in cUTI. We opened clinical trial sites in April 2019, and the patient screening period for our SPR994 pivotal Phase 3 trial has begun. The Phase 3 trial, ADAPT-PO, is a randomized, double-blind, double-dummy, multicenter study to assess SPR994 at a dose of 600 mg administered three times per day versus intravenous Ertapenem in patients with cUTI or acute pyelonephritis.

SPR994 Granted Fast Track Designation by the FDA for the treatment of Complicated Urinary Tract infections and Acute Pyelonephritis

In March 2019, we announced that the FDA had granted Fast Track Designation for SPR994, for the treatment of complicated urinary tract infections and acute pyelonephritis. The FDA's Fast Track program facilitates development and expedites review of drugs intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. Fast Track Designation provides opportunities for more frequent interaction with the FDA review team to expedite development and review as well as provides an opportunity for rolling review of the new drug application, or NDA, upon request and agreement with the FDA. In addition, the Fast Track program allows for eligibility for Accelerated Approval and Priority Review, if relevant criteria are met. In addition to Fast Track Designation, SPR994 was previously granted Qualified Infectious Disease Product designation, or QIDP, designation. SPR994 will receive FDA priority review of the first marketing application or efficacy supplement for SPR994 and the indication for which QIDP designation was granted.

SPR206 license agreement with Everest Medicines

On January 4, 2019, the Company, through our wholly owned subsidiary NPLH, entered into a license agreement with Everest Medicines II Limited whereby we granted Everest an exclusive license to develop, manufacture and commercialize SPR206, or products containing SPR206, in Greater China, South Korea and certain Southeast Asian countries. We retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant with respect to SPR206, we also granted to Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture or commercialize SPR741 in the same territories. We received from Everest an upfront payment of $3.0 million and are eligible to receive milestone payments of up to an additional $58.5 million upon Everest’s achievement of specified clinical, regulatory and commercial milestones related to SPR206, of which we anticipate receiving at least $2.0 million in near-term milestones during 2019. Furthermore, we are eligible to receive high single-digit to low double-digit royalties on net sales of products containing SPR206 in the covered territories following regulatory approval of SPR206.

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

To date, the majority of our revenue has been derived from government awards. We expect that our revenue for the next several years will be derived primarily from payments under our government awards that we may enter into in the future.

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

In June 2016, we entered into agreements with Pro Bono Bio PLC, a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Ascension Healthcare Development Limited (formerly Cantab Anti-Infectives Limited), or CAI, in order to acquire certain intellectual property and government funding arrangements relating to SPR206.

Under these agreements, CAI agreed to submit a request to NIAID to assign the then CAI-held NIAID contract to us. Novation of the NIAID contract was finalized in December 2017. The NIAID contract provides for development funding of up to $6.3 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. We will pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million of which $0.3 million was paid upfront to PBB as part of this agreement. During the year ended December 31, 2018, we recorded approximately $0.4 million in expense related to amounts payable to PBB under this agreement. During the three months ended March 31, 2019 we recorded approximately $0.1 million in expense related to amounts payable to PBB under this agreement.

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

Collaboration Revenue

Collaboration revenue relates to our agreement with Everest Medicines.

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

Since the fourth quarter of 2016 and through March 31, 2019, we have recorded research and development expenses conducted by our Australian subsidiary net of a 43.5% research and development tax incentive we expect to receive for qualified expenses from the Australian government.

We expense research and development costs as incurred. Nonrefundable advance payments we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development activities. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. License fees and other costs incurred prior to designating a product candidate are included in early stage research programs. We do not allocate employee costs, costs associated with our preclinical programs or facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change

Direct research and development expenses by program:
SPR994	$3,708	$2,352	$1,356
SPR720	1,064	364	700
Potentiator Platform (SPR206 and SPR741)	1,236	3,441	(2,205)
Preclinical programs	—	31	(31)
Unallocated expenses:
Personnel related (including share-based compensation)	2,582	1,831	751
Facility related and other	936	906	30
Total research and development expenses	$9,526	$8,925	$601

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future as we progress our existing clinical trials and other studies of SPR994, SPR720 and SPR206, continue to discover and develop additional product candidates, hire additional clinical and scientific personnel and acquire or in-license other product candidates and technologies.

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

Other Income (Expense)

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three months ended March 31, 2019 and 2018. Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change
Revenues:
Grant revenue	$3,911	$1,153	$2,758
Collaboration revenue	3,807	—	3,807
Total revenues	7,718	1,153	6,565

Operating expenses:
Research and development	9,526	8,925	601
General and administrative	3,888	3,044	844
Total operating expenses	13,414	11,969	1,445
Loss from operations	(5,696)	(10,816)	5,120
Other income (expense):
Interest income and other income (expense), net	624	172	452
Total other income (expense), net	624	172	452
Net loss	$(5,072)	$(10,644)	$5,572

Grant Revenue

	Three Months Ended March 31,
	2019	2018	$ Change

BARDA Contract (SPR994)	$3,599	$—	$3,599
NIAID Contract (SPR206)	279	390	(111)
NIAID Award (SPR720)	31	156	(125)
DoD Agreement (Potentiator Platform)	2	112	(110)
CARB-X Award (SPR741)	—	495	(495)
Total grant revenue	$3,911	$1,153	$2,758

Grant revenue recognized during the three months ended March 31, 2019 and 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the three months ended March 31, 2019 was primarily due to funding received under our BARDA contract, which was awarded to us in July 2018, and for which we began incurring qualified expenses in the second half of 2018, as well as the NIAID contract, which provides funding for SPR206, which was novated to us from CAI in December 2017. Offsetting these increases, were decreases in funding received under our DoD agreement, as well as our CARB-X award, which had a performance period through March 31, 2018.

Collaboration Revenue

During the three months ended March 31, 2019, we recognized $3.8 million of revenue related to our agreement with Everest Medicines, consisting of the delivery of the license and the performance of research and development services.

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	$ Change

Direct research and development expenses by program:
SPR994	$3,708	$2,352	$1,356
SPR720	1,064	364	700
Potentiator Platform (SPR206 and SPR741)	1,236	3,441	(2,205)
Preclinical programs	—	31	(31)
Unallocated expenses:
Personnel related (including share-based compensation)	2,582	1,831	751
Facility related and other	936	906	30
Total research and development expenses	$9,526	$8,925	$601

Direct costs related to our SPR994 program increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to costs related to our pivotal Phase 3 clinical trial, partially offset by a decrease in expenses related to formulation development, manufacturing process and manufacturing of clinical trial material.

Direct costs related to our SPR720 program increased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily related to costs incurred to prepare for the Phase 1 clinical trial of SPR720, which we initiated in January 2019.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $1.4 million during the three months ended March 31, 2019, primarily due to higher preclinical costs incurred in the prior year. Direct costs related to our SPR741 program decreased by $0.8 million during 2018, primarily due to the completion of our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom during the first half of 2018.

Direct costs related to our preclinical programs decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due primarily to lower spending on preclinical programs as we focused development efforts on our product candidates.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the three months ended March 31, 2019 and 2018 included share-based compensation expense of $0.4 million and $0.3 million, respectively.

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	$ Change

Personnel related (including share-based compensation)	$2,003	$1,507	$496
Professional and consultant fees	1,371	1,309	62
Facility related and other	514	228	286
Total general and administrative expenses	$3,888	$3,044	$844

The increase in personnel-related costs of $0.5 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the three months ended March 31, 2019 and 2018 included share-based compensation expense of $0.6 million and $0.4 million, respectively.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Other Income (Expense), Net

Other income, net was $0.6 million for the three months ended March 31, 2019, compared to $0.2 million for the three months ended March 31, 2018 and was primarily comprised of interest earned on invested cash balances and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under a concluded collaboration agreement and funding from government contracts, with proceeds from the IPO of our common stock, and in July 2018 with an underwritten public offering of our common and preferred stock, and subsequent sales of our common stock. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $106.4 million.

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. During the three months ended March 31, 2019 we sold 119,090 shares of common stock under the sales agreement at an average price of approximately $13.22 per share for aggregate gross proceeds of $1.6 million and net proceeds of $1.5 million after deducting the sales commissions and offering expenses.

Subsequent to March 31, 2019, we sold 198,924 shares of common stock under the at-the-market offering program sales agreement with Cantor at an average price of approximately $12.84 per share for aggregate gross proceeds of approximately $2.6 million prior to deducting sales commissions and offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Cash used in operating activities	$(10,924)	$(11,961)
Cash provided by (used in) investing activities	24,671	(22,825)
Cash provided by financing activities	1,568	—
Net increase (decrease) in cash and cash equivalents	$15,315	$(34,786)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $10.9 million, primarily resulting from our net loss of $5.1 million, adjusted for net non-cash items of $0.7 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $6.5 million and consisted primarily of a $6.4 million decrease in accounts payable and accrued expenses, a $0.4 million increase in prepaid expenses and other current assets, a $0.4 million increase in other assets, and an increase of $0.1 million in receivables related to the Australian research and development tax initiative and our receivables under our government awards.

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

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2019 was $24.7 million primarily related to the net maturities of marketable securities. Cash used in investing activities during the three months ended March 31, 2018 was $22.8 million related to the purchase of marketable securities.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2019, of $1.6 million consisted primarily of proceeds of $1.5 million from the sale of common stock under our at-the-market offering program sales agreement as well as less than $0.1 million of proceeds from the exercise of employee stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the development of our product candidates in. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through the top-line data readout of our pivotal Phase 3 clinical trial of SPR994. However, we do not expect that these funds will be sufficient to fund the development of all of our product candidates through regulatory approval and commercialization. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations‒Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018, the following accounting policies involve the most judgement and complexity:

•	revenue recognition for funding received from government contracts, tax incentives and collaborations;
•	accrued research and development expenses; and
•	share-based compensation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2018, except as noted below with respect to our accounting for revenue under Accounting Standards Codification, or ASC, Topic 606.

Revenue Recognition – Collaboration Revenue

Effective January 1, 2019, we entered into a licensing agreement that is evaluated under Accounting Standards Codification, Topic 606 (“Topic 606”), Revenue from Contracts with Customers, through which we license certain of our product candidates’ rights to a third party. Any future out-licensing agreements entered into by us and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps:

(i) identify the contract with a customer; (ii) identify the performance obligations under the agreement; (iii) determine the transaction price, including any constraint on variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) determine how the revenue will be recognized for each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

Once a contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct in the evaluation of a collaboration arrangement subject to Topic 606, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we are required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.  In certain circumstances, we may apply the residual method to determine the SSP of a good or service if the standalone selling price is considered highly variable or uncertain. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assessed its revenue-generating arrangement in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in the arrangement.  For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

To determine the amount and timing of revenue to be recognized under each agreement, we evaluate the following criteria: (i) confirming the goods or services in the contract; (ii) defining the performance obligations under the agreement; (iii) determining the transaction price, including any constraint on variable consideration; (iv) allocating the transaction price to the performance obligations; and (v) defining how the revenue will be recognized for each performance obligation. In determining the accounting treatment for these arrangements, we develop assumptions to determine the stand-alone selling price for each performance obligation in the contract. These assumptions may include forecasted revenues, development timelines, discount rates and probabilities of technical and regulatory success.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $106.4 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of March 31, 2019, the net fair value of our interest sensitive marketable securities would hypothetically decline by approximately $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure management properly assessed the impact of the new lease accounting standards on our condensed consolidated financial statements to facilitate adoption of the new leasing standards effective January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2013. Our net loss was $5.1 million and $10.6 million for the three months ended March 31, 2019 and 2018, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization. We have financed our operations primarily through sales of our equity securities, collaborations and government funding for research and development. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

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

We believe that our existing cash, cash equivalents and marketable securities as of  March 31, 2019, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through the top-line readout of our pivotal Phase 3 clinical trial of SPR994. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of March 31, 2019, our non-dilutive sources of funding consisted of an award from BARDA for SPR994, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, and awards from CARB-X and the DoD that provide partial funding for the development of our Potentiator Platform product candidates.

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
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or we may fail to recruit suitable patients to participate in a trial;

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

Our pivotal Phase 3 clinical trial of SPR994 is subject to a number of specific risks arising from our clinical program and the design of the trial. We have not conducted a clinical trial of SPR994 in patients with cUTI, who will be the subjects of the clinical trial, and we have no direct clinical evidence that SPR994 is effective in treating cUTIs in humans. Although we believe that SPR994 has the potential to treat cUTI in humans based on the results of our nonclinical in vitro and in vivo animal model studies, together with Meiji’s and Global Pharma’s Phase 2 clinical trial results, these results are not necessarily predictive of the results of our planned clinical trials and we cannot guarantee that SPR994 will demonstrate the expected efficacy in our pivotal Phase 3 clinical trial patients. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from our nonclinical and clinical SPR994 studies will be validated in our pivotal Phase 3 clinical trial.

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

If our pivotal Phase 3 clinical trial of SPR994 does not yield data that confirm the clinical and microbiological efficacy of SPR994 as suggested by the results from the Phase 2 clinical trials conducted by Meiji and its partner, then our clinical pathway for SPR994 could be delayed and our business could be materially harmed.

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

Undesirable side effects or other unexpected adverse events or properties of SPR994 or any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or could deny approval of, SPR994 or our other product candidates. If such an event occurs after such product candidates are approved, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may withdraw the approval of such product;
•	we may be required to recall a product or change the way such product is administered to patients;
•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;
•	regulatory authorities may require one or more post-market studies;
•	regulatory authorities may require the addition of a “black box” warning;
•	we may be required to implement a Risk Evaluation and Mitigation Strategy , or REMS, including the creation of a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	our product may become less competitive; and
•	our reputation may suffer.

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

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our lead product candidate, SPR994, SPR720 and our Potentiator Platform product candidates, SPR206 and SPR741, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

Even if we eventually receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, often referred to as Phase 4 clinical trials, and the FDA may require the implementation of an REMS which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

As of March 31, 2019, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 56% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of March 31, 2019, we had used approximately $71.2 million from the net proceeds from our IPO.

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

SPERO THERAPEUTICS, INC.

Date: May 9, 2019	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Joel Sendek
Joel Sendek
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)