Form 10-Q
period 2019-06-30
Spero Therapeutics, Inc.
filed 2019-08-08
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 18,656,200 shares of common stock, $0.001 par value per share, outstanding.

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

i

Spero Therapeutics, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$71,133	$34,080
Marketable securities	32,275	81,363
Other receivables	2,073	376
Tax incentive receivable, current	921	922
Prepaid expenses and other current assets	6,288	7,478
Total current assets	112,690	124,219
Property and equipment, net	2,689	2,893
Tax incentive receivable	474	233
Operating lease right of use assets	4,187	—
Other assets	2,449	1,661
Total assets	$122,489	$129,006

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,039	$3,603
Accrued expenses and other current liabilities	6,416	8,263
Derivative liabilities	223	223
Deferred rent	—	229
Current operating lease liabilities	571	—
Total current liabilities	8,249	12,318
Deferred rent, net of current portion	—	833
Non-current operating lease liabilities	4,278	—
Other long-term liabilities	293	—
Total liabilities	12,820	13,151
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 2,720 shares issued and outstanding as of June 30, 2019 and 3,220 shares issued and outstanding as of December 31, 2018	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized as of June 30, 2019 and December 31, 2018;18,650,375 shares issued and outstanding as of June 30, 2019 and 17,205,962 shares issued and outstanding as of December 31, 2018	19	17
Additional paid-in capital	266,013	254,013
Accumulated deficit	(156,724)	(138,502)
Accumulated other comprehensive gain (loss)	6	(28)
Total Spero Therapeutics, Inc. stockholders' equity	109,314	115,500
Non-controlling interests	355	355
Total stockholders' equity	109,669	115,855
Total liabilities and stockholders' equity	$122,489	$129,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Grant revenue	$2,089	$463	$6,000	$1,616
Collaboration revenue	67	—	3,874	—
Total revenues	2,156	463	9,874	1,616

Operating expenses:
Research and development	12,026	7,374	21,552	16,299
General and administrative	3,782	3,060	7,670	6,104
Total operating expenses	15,808	10,434	29,222	22,403
Loss from operations	(13,652)	(9,971)	(19,348)	(20,787)
Other income (expense):
Interest income and other income (expense), net	502	15	1,126	187
Total other income (expense), net	502	15	1,126	187
Net loss	$(13,150)	$(9,956)	$(18,222)	$(20,600)

Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(0.69)	$(1.04)	$(1.43)

Weighted average common shares outstanding, basic and diluted:	17,667,620	14,376,529	17,445,600	14,372,876

Comprehensive loss:
Net loss	(13,150)	(9,956)	(18,222)	(20,600)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	5	14	28	(15)
Reclassification adjustment for gains included in net loss	—	—	6	—
Net unrealized gains (losses) on securities	5	14	34	(15)
Total comprehensive loss	$(13,145)	$(9,942)	$(18,188)	$(20,615)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,222)	$(20,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	189
Share-based compensation	1,866	1,275
Realized (gain) loss on investments	(1)	—
Unrealized foreign currency transaction (gain) loss	(29)	256
Accretion of discount on marketable securities	(561)	(112)
Changes in operating assets and liabilities:
Other receivables	(1,697)	217
Prepaid expenses and other current assets	1,190	597
Tax incentive receivables	(235)	(428)
Other assets	(745)	—
Accounts payable	(2,526)	(2,747)
Accrued expenses and other current liabilities	(2,398)	810
Deferred rent	—	(59)
Other long-term liabilities	(8)	—
Net cash used in operating activities	(22,994)	(20,602)
Cash flows from investing activities:
Purchases of marketable securities	(32,853)	(22,825)
Proceeds from maturities of marketable securities	82,537	5,000
Purchases of property and equipment	(168)	—
Net cash provided by (used in) investing activities	49,516	(17,825)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	10,251	—
Payment of offering costs	(79)	(247)
Proceeds from stock option exercises	359	51
Net cash provided by financing activities	10,531	(196)
Net increase (decrease) in cash and cash equivalents	37,053	(38,623)
Cash, cash equivalents and restricted cash at beginning of period	34,080	87,338
Cash, cash equivalents and restricted cash at end of period	$71,133	$48,715

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$79	$246

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

							Accumulated
	Series A and B						Other	Spero
	Convertible				Additional		Comprehensive	Therapeutics, Inc.	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Loss)	Equity	Interests	Equity
Balances at December 31, 2018	3,220	$—	17,205,962	$17	$254,013	$(138,502)	$(28)	$115,500	$355	$115,855
Issuance of common stock upon the exercise of stock options	—	—	10,014	—	59	—	—	59	—	59
Issuance of common stock, net of issuance costs	—	—	119,090	—	1,525	—	—	1,525	—	1,525
Share-based compensation expense	—	—	—	—	933	—	—	933	—	933
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	29	29	—	29
Net loss	—	—	—	—	—	(5,072)	—	(5,072)	—	(5,072)
Balances at March 31, 2019	3,220	$—	17,335,066	$17	$256,530	$(143,574)	$1	$112,974	$355	$113,329
Issuance of common stock upon the exercise of stock options	—	—	43,354	—	300	—	—	300	—	300
Issuance of common stock, net of issuance costs	—	—	771,955	1	8,251	—	—	8,252	—	8,252
Conversion of convertible preferred stock to common stock	(500)		500,000	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	933	—	—	933	—	933
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5	5	—	5
Net loss	—	—	—	—	—	(13,150)	—	(13,150)	—	(13,150)
Balances at June 30, 2019	2,720	$—	18,650,375	$19	$266,013	$(156,724)	$6	$109,314	$355	$109,669

							Accumulated
	Series A and B						Other	Spero
	Convertible				Additional		Comprehensive	Therapeutics, Inc.	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Loss)	Equity	Interests	Equity
Balances at December 31, 2017	—	$—	14,369,182	$14	$181,428	$(96,840)	$—	$84,602	$355	$84,957
Share-based compensation expense	—	—	—	—	614	—	—	614	—	614
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(29)	(29)	—	(29)
Net loss	—	—	—	—	—	(10,644)	—	(10,644)	—	(10,644)
Balances at March 31, 2018	—	$—	14,369,182	$14	$182,042	$(107,484)	$(29)	$74,543	$355	$74,898
Issuance of common stock upon the exercise of stock options	—	—	8,571	—	51	—	—	51	—	51
Share-based compensation expense	—	—	—	—	661	—	—	661	—	661
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	14	14	—	14
Net loss	—	—	—	—	—	(9,956)	—	(9,956)	—	(9,956)
Balances at June 30, 2018	—	$—	14,377,753	$14	$182,754	$(117,440)	$(15)	$65,313	$355	$65,668

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, a licensing agreement and through the sale of our common and preferred stock. The Company has incurred recurring losses since inception. As of June 30, 2019, the Company had an accumulated deficit of $156.7 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the quarterly consolidated financial statements, or August 8, 2019, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses, capital expenditure requirements through at least 12 months from the issuance date of these quarterly consolidated financial statements. However, the future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its future operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management intends to pursue plans to obtain additional funding to finance its operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019, and results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018 have been made. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

The Company has concluded to recognize funding received from the Biomedical Advanced Research and Development Authority (“BARDA”), the U.S. Department of Defense (“DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”) of the National Institutes of Health (“NIH”) and Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) as revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized only after the qualifying expenses related to the contracts have been incurred and the Company is reasonably assured that the expenses will be reimbursed and it is reasonably assured of the collectability of the revenue. Revenue recognized upon incurring qualifying expenses in advance of billing is recorded as unbilled revenue included in other receivables in the Company’s consolidated balance sheet. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

In June 2019, the Company entered into a collaboration agreement with the Bill and Melinda Gates Medical Research Institute (the “Gates MRI”) and concluded that the agreement is within the scope of the accounting guidance for collaboration arrangements (see Note 11). Due to the cost-funded nature of the payments and the Company’s assessment that it does not have a vendor/customer relationship with the Gates MRI, the Company will recognize the funding received under the agreement as a reduction to the research and development expenses incurred, as the related expenses are incurred.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Material leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of June 30, 2019, the Company’s short term leases with terms of one year or less were not material. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$64,462	$—	$64,462
Commercial paper	—	2,489	—	2,489
Total cash equivalents	—	66,951	—	66,951
Marketable securities:
U.S. government securities	—	13,473	—	13,473
Corporate bonds	—	4,020	—	4,020
Commercial paper	—	14,782	—	14,782
Total marketable securities	—	32,275	—	32,275
Total cash equivalents and marketable securities	$—	$99,226	$—	$99,226
Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$22,327	$—	$22,327
Commercial paper	—	6,389	—	6,389
Total cash equivalents	—	28,716	—	28,716
Marketable securities:
U.S. government securities	—	37,815	—	37,815
Corporate bonds	—	26,672	—	26,672
Commercial paper	—	16,876	—	16,876
Total marketable securities	—	81,363	—	81,363
Total cash equivalents and marketable securities	$—	$110,079	$—	$110,079
Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

Excluded from the tables above is cash of $4.2 million and $5.4 million as of as of June 30, 2019, and December 31, 2018, respectively. During the six months ended June 30, 2019, there were no transfers between Level 1, Level 2 and Level 3 categories.

Marketable Securities

The Company’s marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing sources, which generally derive security prices from recently reported trades for identical or similar securities.

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
U.S. government securities	$13,468	$5	$—	$13,473
Corporate bonds	4,019	1	—	4,020
Commercial paper	14,782	—	—	14,782
	$32,269	$6	$—	$32,275

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
U.S. government securities	$37,819	$—	$(4)	$37,815
Corporate bonds	26,696	—	(24)	26,672
Commercial paper	16,876	—	—	16,876
	$81,391	$—	$(28)	$81,363

As of June 30, 2019, and December 31, 2018, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

Anti-Dilution Rights

In connection with the issuance of non-controlling interests in certain of the Company’s subsidiaries (see Note 8), specifically Spero Potentiator, Inc., Spero Europe, Ltd. and Spero Gyrase, Inc., the Company granted anti-dilution rights to the minority investors. The Company classifies the anti-dilution rights as a derivative liability on its consolidated balance sheet because they are freestanding instruments that represent a conditional obligation to issue a variable number of shares. The Company remeasures the derivative liability associated with the anti-dilution rights to fair value at each reporting date, and recognizes changes in the fair value of the derivative liability as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. The fair value of these derivative liabilities was determined using a discounted cash flow model. As of June 30, 2019 and December 31, 2018, the Company’s fair value of the anti-dilution rights of $0.2 million relates only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc., which represents amounts funded to the entity that could be settled by the issuance of equity.

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

The most significant assumption impacting the fair value of the anti-dilution rights was the probability that the Company would fund the maximum amount of investment providing anti-dilution protection. Upon issuance of the rights and through December 31, 2016, the probability of such funding was determined to be 100%. During 2017, the probability of such funding was reduced to 0% due to the Company’s decision to no longer pursue development of the acquired technology. The fair value of the derivative liability decreased accordingly by $1.4 million to $0.2 million by June 30, 2017. As of June 30, 2019 and December 31, 2018, the value of the derivative liability of $0.2 million represents amounts funded to the entity that would be settled by the issuance of equity.

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

Under the Amendment, the Company has two consecutive options to extend the Lease Term for an additional period of five years (the “Option Terms”), subject to certain conditions, upon notice to the Landlord. These renewal options were not included in the calculation of the operating lease assets and operating lease liabilities, as the renewal is not reasonably certain. The Amendment provides for annual base rent for the Expansion Premises of approximately $0.5 million in the first year of the Lease Term, which increases on an annual basis to approximately $0.6 million in the final year of the Lease Term, and annual base rent during the Option Terms to be calculated based on the Landlord’s good faith determination of 100% of the fair market rate for such Option Terms. The Company is also obligated to pay the Landlord certain costs, taxes and operating expenses, subject to certain exclusions. The Amendment also provides for $0.4 million from the Landlord for leasehold improvements on the Expansion Premises. In determining its ROU assets as of January 1, 2019, the Company reduced the amount of ROU assets by $0.4 million, which was the remaining balance of lease incentives received from the Landlord as of that date. The lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

For the three and six months ended June 30, 2019, the components of operating lease expense were as follows (in thousands):

		Three Months Ended	Six Months Ended
Operating lease expense	Statement of Operations Location	June 30, 2019	June 30, 2019
Fixed operating lease expense	Research and development expense	151	296
	General and administrative expense	165	336

Variable operating lease expense	Research and development expense	14	27
	General and administrative expense	47	95

Total operating lease expense		$377	$754

Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2019, was as follows (in thousands):

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$632

Embedded Finance Leases

As part of our agreement with Meiji Seika Pharma Co. Ltd. (“Meiji”), the Company paid Meiji approximately $1.6 million during the three months ended December 31, 2018, related to fixed assets which will be used in manufacturing related activities at Meiji. The Company determined this equipment to be an embedded finance lease and has been capitalized as property and equipment in the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018. As this equipment was fully paid in 2018, there is no corresponding lease liability as of June 30, 2019.

The following table presents the lease balances within the condensed consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of June 30, 2019 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	June 30, 2019
Assets
Operating	Operating lease right of use assets	$4,187
Financing	Property and equipment, net	1,346
Total leased assets		$5,533

Liabilities
Current
Operating	Current operating lease liabilities	$571
Non-Current
Operating	Non-current operating lease liabilities	4,278
Total lease liabilities		$4,849

Weighted average remaining lease term		6 years
Weighted average discount rate		11%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2019 (in thousands):

Years Ending December 31,
2019 (remainder)	$603
2020	928
2021	943
2022	1,061
2023	1,076
2024	1,092
Thereafter	1,108
Total future minimum lease payments	6,811
Less imputed interest	(1,962)
Total operating lease liabilities	$4,849

The following table summarizes the future minimum payments due for the Company’s operating leases under the prior lease guidance for each of the next five years and total thereafter as of December 31, 2018 (in thousands):

Years Ending December 31,
2019	$1,361
2020	1,054
2021	995
2022	1,107
2023	1,123
Thereafter	2,246
$7,886

Rent expense during the three and six months ended June 30, 2018 was $0.2 million and $0.4 million, respectively.

5.	Accrued Expenses and Other Current Liabilities

	June 30, 2019	December 31, 2018

Accrued external research and development expenses	$3,583	$4,541
Accrued payroll and related expenses	1,654	2,379
Accrued professional fees	636	917
Accrued other	543	426
	$6,416	$8,263

6.       Common Stock

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, pursuant to which it registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to an at-the-market offering program sales agreement that it entered into with Cantor Fitzgerald & Co. (“Cantor”). Under the sales agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. During the six months ended June 30, 2019, the Company sold 425,062 shares of its common stock under the sales agreement at an average price of approximately $12.73 per share for aggregate gross proceeds of approximately $5.4 million and net proceeds of approximately $5.3 million after deducting sales commissions.

On June 12 2019, the Company entered into a securities purchase agreement with Novo Holdings A/S (“Novo”) to sell up to an aggregate of $10.0 million of its common stock, $0.001 par value per share, in two closings pursuant to the Company’s effective registration statement on Form S-3 (Registration No. 333-228661). The initial closing occurred on June 14, 2019 and consisted of 465,983 shares of common stock sold at a fair value price of $10.73 per share for gross proceeds of $5.0 million prior to deducting offering expenses. The second closing of $5.0 million will be triggered upon the earlier of (i) the Company’s public announcement of pharmacokinetic data from the lead-in cohort in its Phase 3 clinical trial of SPR994 (“SPR994 Data Disclosure Date”) or (ii) June 30, 2020, subject to the satisfaction of certain conditions set forth in the securities purchase agreement. Novo shall have no obligation to purchase the shares of common stock in the second closing, and the second closing shall not occur, if, prior to and continuing as of the SPR994 Data Disclosure Date, the Company has ceased all research and development (including clinical development) of SPR720. The number of shares to be sold in the second closing will be determined by the volume weighted average trading price (“VWAP”) of the Company’s common stock prior to the date of the second closing. Because the shares of common stock are being sold directly to Novo and not through a placement agent, underwriter or securities broker or dealer, the Company is not paying any underwriting discounts, commissions, concessions or similar compensation with respect to the sale.

In June 2019, a holder of the Company’s Series A Convertible Preferred stock elected to convert 500 shares into 500,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series A Convertible Preferred Stock.

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

As of June 30, 2019, a total of 3,635,225 shares have been authorized and reserved for issuance under all equity plans and 376,596 shares were available for future issuance under such plans.

The following table summarizes stock option activity during the six months ended June 30, 2019:

	2017 Plan	2019 Inducement Plan	Total Number of Stock Options
Outstanding as of December 31, 2018	2,297,810	—	2,297,810
Granted	860,434	72,300	932,734
Exercised	(53,368)	—	(53,368)
Forfeited	(78,695)	—	(78,695)
Outstanding as of June 30, 2019	3,026,181	72,300	3,098,481

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

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development expenses	$385	$287	$755	$537
General and administrative expenses	548	374	1,111	738
Total	$933	$661	$1,866	$1,275

8.	Non-Controlling Interests

Spero Gyrase

As of June 30, 2019 and December 31, 2018, the Company’s only remaining non-controlling interest relates to Spero Gyrase, Inc., which totaled $0.4 million. In March 2016, the Company entered into an agreement with Aviragen and its affiliates in order to acquire certain intellectual property and know-how related to certain compounds. In connection with the transaction, the Company established Spero Gyrase, a Delaware corporation, and issued to Aviragen 200 common shares of Spero Gyrase with a fair value of $1.1 million, which represented a 20% equity ownership interest in Spero Gyrase. In addition, Spero Gyrase agreed to make future milestone and royalty payments in exchange for the intellectual property. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the acquired technology as research and development expense in the consolidated statement of operations and comprehensive loss in the amount of $1.1 million, because the acquired technology had not reached commercial feasibility and had no alternative future use, and recorded a non-controlling interest in Spero Gyrase in a corresponding amount.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2019 or December 31, 2018.

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

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop SPR994 for the treatment of complicated urinary tract infections (“cUTI”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of $2.5 million for SPR994, increasing the amount of initial committed funding from $15.7 million to $18.1 million and increasing the overall potential award to $46.7 million. The balance of the award is subject to BARDA exercising two options. The exercise of the first option would entail funding of $13.6 million and is exercisable by BARDA subject to the Company achieving specified milestones related to, among other things, clinical progress and data. The exercise of the second option would entail funding of $14.9 million and is exercisable by BARDA subject, among other things, satisfactory progress and results from the biodefense studies described below. The Company recognized $1.5 million and $5.1 million of revenue under this award during the three and six months ended June 30, 2019, respectively.

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

U.S. Department of Defense

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement was initially structured as a single, two-year $1.5 million award. The performance period has since then been extended through September 29, 2019. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of

SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. The Company recognized less than $0.1 million and $0.1 million of revenue under this agreement during the three months ended June 30, 2019 and 2018, respectively. The Company recognized less than $0.1 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively.

NIAID

In February 2017, the Company was awarded a grant from NIAID under its Small Business Innovation Research program, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds had been committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended for an additional 12-month period. The Company recognized less than $0.1 million and $0.1 million of revenue under this agreement during the three months ended June 30, 2019 and 2018, respectively. The Company recognized less than $0.1 million and $0.2 million of revenue under this agreement during the six months ended June 30, 2019 and 2018, respectively.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Ascension Healthcare Development Limited (formerly Cantab Anti-Infectives Limited) (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206 (see Note 11). Under these agreements, CAI agreed to submit a request to NIAID to assign the CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for total development funding of up to $6.3 million, including a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. The Company recognized $0.5 million and $0.3 million of revenue under this agreement during the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.7 million of revenue during the six months ended June 30, 2019 and 2018, respectively under this agreement. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. The Company recorded less than $0.1 million and $0.1 million in expense associated with amounts payable to PBB under this agreement during the three months ended June 30, 2019 and 2018, respectively, and $0.2 million for both the six months ended June 30, 2019 and 2018, respectively, which have been included within research and development expenses within the condensed consolidated statement of operations and comprehensive loss.

CARB-X

In April 2017, the Company was awarded a grant from CARB-X, a public-private partnership funded by BARDA within the U.S. Department of Health and Human Services to be used to screen, identify and complete Phase 1 trials with at least one partner compound for SPR741, one of the Company’s Potentiator Platform product candidates. The award committed to funding of $1.5 million over a 12-month period. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. As the period of performance under this award ended on March 31, 2018, the Company is no longer recognizing any revenue under this agreement. The Company recognized $0.5 million of revenue under this agreement during the six months ended June 30, 2018.

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

Cantab License Agreement

Under the Cantab Agreements (see Note 10), the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.3 million and $6.4 million as of June 30, 2019 and December 31, 2018, respectively) upon the achievement of a specified commercial milestone. In addition, the

Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During the year ended December 31, 2018, the Company recorded $0.2 million in research and development expense related to the achievement of regulatory milestones for SPR206.

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

During the three and six months ended June 30, 2019, the Company recognized less than $0.1 million and $3.9 million, respectively, of revenue related to this agreement. As of June 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $1.1 million. The Company has a contract asset of $0.9 million, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of June 30, 2019.

Gates MRI

In June 2019, the Company entered into a collaboration with Gates MRI to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis (“Mtb”). In furtherance of the Gates MRI’s charitable purposes, the Company also granted to Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of tuberculosis (“TB”) in low- and middle- income countries. The Gates MRI is responsible for formulating and funding its own research plan for the development of SPR720 for TB. As such, Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB. In addition, Gates MRI and the Company will jointly design and manage certain collaborative research activities, which the Company will perform and which will be funded by the Gates MRI. Due to the cost-funded nature of the payments and the Company’s assessment that it does not have a vendor/customer relationship with the Gates MRI, the Company will recognize the funding received under the agreement as a reduction to the research and development expenses incurred, as the related expenses are incurred.

12.	Australia Research and Development Tax Incentive

The Australian government has established a research and development tax incentive to encourage industry investment in research and development, which is available to companies incorporated under Australian law that have core research and development activities. In September 2016, the Company established Spero Potentiator Australia Pty Limited to carry out certain research and development activities. As this subsidiary meets the eligibility requirements of the Australian tax law, it is eligible to receive a 43.5% tax incentive for qualified research and development activities. The Company recorded $0.2 million as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss during both the three and six months ended June 30, 2019, respectively, and $0.4 million during both the three and six months ended June 30, 2018, respectively, associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $1.4 million and $1.1 million as of June 30, 2019, and December 31, 2018, respectively.

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Numerator:
Net loss	$(13,150)	$(9,956)	$(18,222)	$(20,600)

Denominator:
Weighted average common shares outstanding, basic and diluted	17,667,620	14,376,529	17,445,600	14,372,876

Net loss per share, basic and diluted	$(0.74)	$(0.69)	$(1.04)	$(1.43)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	3,098,481	2,236,949	3,098,481	2,236,949
Unvested restricted stock units	50,000	—	50,000	—
Series A convertible preferred stock (as converted to common shares)	1,720,000	—	1,720,000	—
Series B convertible preferred stock (as converted to common shares)	1,000,000	—	1,000,000	—
	5,868,481	2,236,949	5,868,481	2,236,949

14.	Subsequent Events

The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date at which the condensed consolidated financial statements were available to be issued. Other than as disclosed below, there were no material subsequent events.

On July 1, 2019, the Company received a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application, or NDA, submission with the U.S. Food and Drug Administration for SPR206.

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

Each share of the Series A and Series B Convertible Preferred Stock is convertible into 1,000 shares of our common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series A and Series B Convertible Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of our Series A and Series B Convertible Preferred Stock will receive a payment equal to $0.001 per share of Series A and Series B Convertible Preferred Stock before any proceeds are distributed to the holders of our common stock. The Series A and Series B Convertible Preferred Stock have no voting rights, except as required by law and except that the consent of the Series A and Series B Convertible Preferred Stock holders will be required to amend the terms of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, respectively. In June 2019, BVF converted 500 shares of Series A Convertible Preferred Stock into 500,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Convertible Preferred Stock.

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

Prior to the IPO and our July 2018 equity offering, we funded our operations with proceeds from the sale of preferred units and bridge units and payments received under a concluded collaboration agreement and funding from government contracts. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2019, we had an accumulated deficit of $156.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $103.4 million. We believe that our existing cash, cash equivalents and marketable securities, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of these financial statements and into the second half of 2020, including through top-line data readout of our pivotal Phase 3 clinical trial of SPR994. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

Recent Developments

$5.9 Million Award from U.S. Department of Defense to Further Clinical Development of SPR206

In July 2019, we received a $5.9 million award from the U.S. Department of Defense, or DoD, Congressionally Directed Medical Research Programs (CDMRP) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application, or NDA, submission with the U.S. Food and Drug Administration for SPR206.

Novo Holdings A/S Common Stock Investment

In June 2019, we entered into a securities purchase agreement with Novo Holdings A/S (“Novo”) to sell up to an aggregate of $10.0 million of our common stock in two closings pursuant to our effective registration statement on Form S-3 (Registration No. 333-228661). The initial closing occurred on June 14, 2019 and consisted of 465,983 shares of our common stock sold at a price of $10.73 per share for gross proceeds of $5.0 million prior to deducting offering expenses. The second closing of $5.0 million will be triggered upon the earlier of (i) our public announcement of pharmacokinetic data from the lead-in cohort in its Phase 3 clinical trial of SPR994, or the SPR994 Data Disclosure Date, or (ii) June 30, 2020, subject to the satisfaction of certain conditions set forth in the securities purchase agreement. Novo shall have no obligation to purchase the shares of common stock in the second closing, and the second closing shall not occur, if, prior to and continuing as of the SPR994 Data Disclosure Date, we have ceased all research and development (including clinical development) of SPR720. The number of shares to be sold in the second closing will be determined by the volume weighted average trading price, or VWAP, of our common stock prior to the date of the second closing. Because the shares of common stock are being sold directly to Novo and not through a placement agent, underwriter or securities broker or dealer, we are not paying any underwriting discounts, commissions, concessions or similar compensation with respect to the sale.

Gates MRI Collaboration

In June 2019, we entered into a collaboration with the Bill & Melinda Gates Medical Research Institute, or the Gates MRI, a nonprofit research institution wholly owned by the Bill and Melinda Gates Foundation, to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis, or Mtb. In furtherance of the Gates MRI’s charitable purposes, we also granted the Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of tuberculosis, or TB, in low- and middle- income countries. Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB as well as certain collaborative research activities performed by us.

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

To date, the majority of our revenue has been derived from government awards. We expect that our revenue for the next several years will be derived primarily from payments under our government awards that we have currently entered into and that we may enter into in the future.

BARDA

In July 2018, we were awarded a contract from BARDA of up to $44.2 million to develop SPR994 for the treatment of cUTIs caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of $2.5 million for SPR994, increasing the amount of initial committed funding from $15.7 million to $18.1 million and increasing the overall potential award to $46.7 million. The balance of the award is subject to BARDA exercising two options. The exercise of the first option would entail funding of $13.6 million and is exercisable by BARDA subject to our achieving specified milestones related to, among other things, clinical progress and data. The exercise of the second option would entail funding of $14.9 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from certain biodefense studies. We receive funding under the BARDA award as we incur qualifying expenses.

U.S. Department of Defense

In September 2016, we were awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement was initially structured as a single, two-year $1.5 million award. The performance period has since then been extended through September 29, 2019. We are eligible for the full funding from DoD and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partner antibiotics. We receive funding under the DoD award as we incur qualifying expenses.

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

In June 2016, we entered into agreements with Pro Bono Bio PLC, a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Ascension Healthcare Development Limited (formerly Cantab Anti-Infectives Limited), or CAI, in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to assign the then CAI-held NIAID contract to us. Novation of the NIAID contract was finalized in December 2017. The NIAID contract provides for development funding of up to $6.3 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.7 million have been committed. We will pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million of which $0.3 million was paid upfront to PBB as part of this agreement. During the year ended December 31, 2018, we recorded approximately $0.4 million in expense related to amounts payable to PBB under this agreement. During the six months ended June 30, 2019 we recorded approximately $0.2 million in expense related to amounts payable to PBB under this agreement.

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

Since the fourth quarter of 2016 and through June 30, 2019, we have recorded research and development expenses conducted by our Australian subsidiary net of a 43.5% research and development tax incentive we expect to receive for qualified expenses from the Australian government.

As described above, in June 2019, we entered into a collaboration with the Gates MRI, a nonprofit research institution wholly owned by the Bill and Melinda Gates Foundation. Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB, and also fund certain agreed upon collaborative research activities performed by us. Due to our assessment that we do not have a vendor/customer relationship with the Gates MRI, we will recognize the funding received under the agreement as a reduction to the research and development expenses as the related expenses are incurred. To date, we have not incurred any expenses related to this agreement.

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

	Three Months Ended June 30,
	2019	2018	$ Change

Direct research and development expenses by program:
SPR994	$6,893	$1,782	$5,111
SPR720	901	317	584
Potentiator Platform (SPR206 and SPR741)	399	2,291	(1,892)
Preclinical programs	—	(22)	22
Unallocated expenses:
Personnel related (including share-based compensation)	2,720	2,124	596
Facility related and other	1,113	882	231
Total research and development expenses	$12,026	$7,374	$4,652

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research, development, and commercialization of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, infrastructure, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three and six months ended June 30, 2019 and 2018. Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change
Revenues:
Grant revenue	$2,089	$463	$1,626
Collaboration revenue	67	—	67
Total revenues	2,156	463	1,693

Operating expenses:
Research and development	12,026	7,374	4,652
General and administrative	3,782	3,060	722
Total operating expenses	15,808	10,434	5,374
Loss from operations	(13,652)	(9,971)	(3,681)
Other income (expense):
Interest income and other income (expense), net	502	15	487
Total other income (expense), net	502	15	487
Net loss	$(13,150)	$(9,956)	$(3,194)

Grant Revenue

	Three Months Ended June 30,
	2019	2018	$ Change

BARDA Contract (SPR994)	$1,520	$—	$1,520
NIAID Contract (SPR206)	500	344	156
NIAID Award (SPR720)	16	80	(64)
DoD Agreement (Potentiator Platform)	53	69	(16)
CARB-X Award (SPR741)	—	(30)	30
Total grant revenue	$2,089	$463	$1,626

Grant revenue recognized during the three months ended June 30, 2019 and 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the three months ended June 30, 2019 was primarily due to funding received under our BARDA contract, which was awarded to us in July 2018, and for which we began incurring qualified expenses in the second half of 2018, as well as the NIAID contract providing funding for SPR206, which was novated to us from CAI in December 2017. Offsetting these increases, we received lower funding under our DoD agreement, as well as our CARB-X award, which had a performance period through March 31, 2018.

Collaboration Revenue

During the three months ended June 30, 2019, we recognized $0.1 million of revenue related to our agreement with Everest Medicines, consisting of the performance of research and development services.

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	$ Change

Direct research and development expenses by program:
SPR994	$6,893	$1,782	$5,111
SPR720	901	317	584
Potentiator Platform (SPR206 and SPR741)	399	2,291	(1,892)
Preclinical programs	—	(22)	22
Unallocated expenses:
Personnel related (including share-based compensation)	2,720	2,124	596
Facility related and other	1,113	882	231
Total research and development expenses	$12,026	$7,374	$4,652

Direct costs related to our SPR994 program increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to costs related to our pivotal Phase 3 clinical trial, as well as expenses related to formulation development, manufacturing process and manufacturing of clinical trial material.

Direct costs related to our SPR720 program increased during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to the costs to run the ongoing Phase 1 clinical trial of SPR720, which we initiated in January 2019, partially offset by higher formulation development and manufacturing process costs in the prior year, as well as costs related to IND-enabling toxicology studies in the prior year.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $1.9 million during the three months ended June 30, 2019, primarily due to higher preclinical costs in the prior year related to toxicology studies and manufacturing efforts to support the currently ongoing Phase 1 study. Direct costs related to our SPR741 program were immaterial for both the three months ended June 30, 2019 and 2018, due to the completion of our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom during the first half of 2018.

Direct costs related to our preclinical programs decreased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due primarily to lower spending on preclinical programs as we focused development efforts on our product candidates.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the three months ended June 30, 2019 and 2018 included share-based compensation expense of $0.4 million and $0.3 million, respectively.

General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018	$ Change

Personnel related (including share-based compensation)	$2,049	$1,643	$406
Professional and consultant fees	1,254	1,144	110
Facility related and other	479	273	206
Total general and administrative expenses	$3,782	$3,060	$722

The increase in personnel-related costs of $0.4 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the three months ended June 30, 2019 and 2018 included share-based compensation expense of $0.5 million and $0.4 million, respectively.

The increase in professional and consultant fees of $0.1 million was primarily related to increased business development and commercial readiness activities.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Other Income (Expense), Net

Other income, net was $0.5 million for the three months ended June 30, 2019, compared to less than $0.1 million for the three months ended June 30, 2018 and was primarily comprised of interest earned on invested cash balances and marketable securities.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Change
Revenues:
Grant revenue	$6,000	$1,616	$4,384
Collaboration revenue	3,874	—	3,874
Total revenues	9,874	1,616	8,258

Operating expenses:
Research and development	21,552	16,299	5,253
General and administrative	7,670	6,104	1,566
Total operating expenses	29,222	22,403	6,819
Loss from operations	(19,348)	(20,787)	1,439
Other income (expense):
Interest income and other income (expense), net	1,126	187	939
Total other income (expense), net	1,126	187	939
Net loss	$(18,222)	$(20,600)	$2,378

Grant Revenue

	Six Months Ended June 30,
	2019	2018	$ Change

BARDA Contract (SPR994)	$5,119	$—	$5,119
NIAID Contract (SPR206)	779	734	45
NIAID Award (SPR720)	47	236	(189)
DoD Agreement (Potentiator Platform)	55	181	(126)
CARB-X Award (SPR741)	—	465	(465)
Total revenue	$6,000	$1,616	$4,384

Grant revenue recognized during the six months ended June 30, 2019 and 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards and our agreement with the Gates MRI. The increase in revenue during the three months ended June 30, 2019 was primarily due to funding received under our BARDA contract, which was awarded to us in July 2018, and for which we began incurring qualified expenses in the second half of 2018, as well as the NIAID contract providing funding for SPR206, which was novated to us from CAI in December 2017. Offsetting these increases, we received lower funding under our DoD agreement, as well as our CARB-X award, which had a performance period through March 31, 2018.

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	$ Change

Direct research and development expenses by program:
SPR994	$10,601	$4,134	$6,467
SPR720	1,965	681	1,284
Potentiator Platform (SPR206 and SPR741)	1,635	5,732	(4,097)
Preclinical programs	—	9	(9)
Unallocated expenses:
Personnel related (including share-based compensation)	5,302	3,955	1,347
Facility related and other	2,049	1,788	261
Total research and development expenses	$21,552	$16,299	$5,253

Direct costs related to our SPR994 program increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to costs related to our pivotal Phase 3 clinical trial, as well as higher expenses related to formulation development, manufacturing process and manufacturing of clinical trial material.

Direct costs related to our SPR720 program increased during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily related to costs incurred to prepare for and run our ongoing Phase 1 clinical trial of SPR720, which we initiated in January 2019.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $3.2 million during the six months ended June 30, 2019, primarily due to higher preclinical and process development costs incurred in the prior year to prepare for the currently ongoing Phase 1 trial of SPR206, partially offset by higher clinical trial costs in the current year due to expenses incurred to run our ongoing Phase 1 trial of SPR206. Direct costs related to our SPR741 program decreased by $0.9 million during the six months ended June 30, 2019, primarily due to the completion of our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom during the first half of 2018.

Direct costs related to our preclinical programs decreased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due primarily to lower spending on preclinical programs as we focused development efforts on our product candidates.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. Personnel-related costs for the six months ended June 30, 2019 and 2018 included share-based compensation expense of $0.8 million and $0.5 million, respectively. The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger group of research and development personnel and their research efforts.

General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018	$ Change

Personnel related (including share-based compensation)	$4,052	$3,150	$902
Professional and consultant fees	2,625	2,453	172
Facility related and other	993	501	492
Total general and administrative expenses	$7,670	$6,104	$1,566

The increase in personnel-related costs of $0.9 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the six months ended June 30, 2019 and 2018 included share-based compensation expense of $1.1 million and $0.7 million, respectively.

The increase in professional and consultant fees of $0.2 million was primarily related to increased expenses related to business development and commercial readiness activities.

Other Income (Expense), Net

Other income, net was $1.1 million for the six months ended June 30, 2019, compared to $0.2 million for the six months ended June 30, 2018, and was primarily comprised of interest earned on invested cash balances and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under a concluded collaboration agreement and funding from government contracts, with proceeds from the IPO of our common stock, and in July 2018 with an underwritten public offering of our common and preferred stock, and subsequent sales of our common stock. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $103.4 million.

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. During the six months ended June 30, 2019 we sold 425,062 shares of common stock under the sales agreement at an average price of approximately $12.73 per share for aggregate gross proceeds of $5.4 million and net proceeds of $5.3 million after deducting the sales commissions and offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

Cash used in operating activities	$(22,994)	$(20,602)
Cash provided by (used in) investing activities	49,516	(17,825)
Cash provided by financing activities	10,531	(196)
Net increase (decrease) in cash and cash equivalents	$37,053	$(38,623)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $23.0 million, primarily resulting from our net loss of $18.2 million, adjusted for net non-cash items of $1.6 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $6.4 million and consisted primarily of uses of cash related to a $4.9 million decrease in accounts payable and accrued expenses, a $0.7 million increase in other assets, an increase of $1.9 million in receivables related to the Australian research and development tax initiative and our receivables under our government awards, offset by a $1.2 million decrease in prepaid expenses and other current assets.

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

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2019 was $49.5 million primarily related to the net maturities of marketable securities. Cash used in investing activities during the six months ended June 30, 2018 was $17.8 million related to the net purchase of marketable securities.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2019, of $10.5 million, consisting primarily of proceeds of $5.3 million from the sale of common stock under our at-the-market offering program sales agreement, proceeds of $5.0 million from the sale of common stock to Novo, offset by offering expenses of $0.1 million, as well as $0.4 million of proceeds from the exercise of employee stock options.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of these financial statements and into the second half of 2020, including through the top-line data readout of our pivotal Phase 3 clinical trial of SPR994. However, we do not expect that these funds will be sufficient to fund the development of all of our product candidates through regulatory approval and commercialization. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $103.4 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of June 30, 2019, the net fair value of our interest sensitive marketable securities would hypothetically decline by less than $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure management properly assessed the impact of the new lease accounting standards on our condensed consolidated financial statements to facilitate adoption of the new leasing standards effective January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2013. Our net loss was $18.2 million and $20.6 million for the six months ended June 30, 2019 and 2018, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization. We have financed our operations primarily through sales of our equity securities, collaborations and government funding for research and development. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2019, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020, including through the top-line readout of our pivotal Phase 3 clinical trial of SPR994. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of June 30, 2019, our non-dilutive sources of funding consisted of an award from BARDA for SPR994, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, and awards from CARB-X and the DoD that provide partial funding for the development of our Potentiator Platform product candidates.

The BARDA award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021. In May 2019, the contract was modified to include additional funding of $2.5 million for SPR994, increasing the amount of initial committed funding from $15.7 million to $18.1 million and increasing the overall potential award to $46.7 million. The balance of the award is subject to BARDA exercising two options. As part of our SPR994 collaboration with BARDA described above, there will be studies assessing the efficacy of SPR994 in treatment of infections caused by biodefense threats such as anthrax, plague, and melioidosis, including a possible clinical trial in pneumonia patients. The nonclinical biodefense studies will be conducted by USAMRIID under the direction of the Company. DTRA will provide up to $10.0 million in addition to the total potential $44.2 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing SPR994 in these areas, we will not receive any funds from DTRA. Upon these achievements,

BARDA may exercise its second option to fund a bronchoalveolar lavage study to demonstrate safety and lung exposure sufficient to support efficacy and a clinical trial in pneumonia patients to demonstrate safety and data suggestive of efficacy.

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

The inclusion and exclusion criteria for our ongoing Phase 3 clinical trial of SPR994 may adversely affect our enrollment rates for patients in these trials. In addition, many of our competitors also have ongoing clinical trials for product candidates that would treat the same indications as we contemplate for SPR994 or our other product candidates, and patients who would otherwise be eligible for any clinical trials we may conduct for such product candidates may instead enroll in clinical trials of our competitors’ product candidates.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock to certain affiliates of Biotechnology Value Fund, L.P., or BVF, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In June 2019, BVF converted 500 shares of Series A Convertible Preferred Stock into 500,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Convertible Preferred Stock. If the holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

As of June 30, 2019, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 51% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of June 30, 2019, we had used approximately $83.6 million from the net proceeds from our IPO.

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.1	Securities Purchase Agreement, dated as of June 12, 2019, by and between Spero Therapeutics, Inc. and Novo Holdings A/S	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: August 8, 2019	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Joel Sendek
Joel Sendek
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)