Form 10-Q
period 2019-09-30
Spero Therapeutics, Inc.
filed 2019-11-04
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, the registrant had 19,128,146 shares of common stock, $0.001 par value per share, outstanding.

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

i

Spero Therapeutics, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$45,597	$34,080
Marketable securities	48,259	81,363
Other receivables	5,013	376
Tax incentive receivable, current	1,425	922
Prepaid expenses and other current assets	3,676	7,478
Total current assets	103,970	124,219
Property and equipment, net	2,519	2,893
Tax incentive receivable	—	233
Operating lease right of use assets	3,944	—
Other assets	2,077	1,661
Total assets	$112,510	$129,006

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,524	$3,603
Accrued expenses and other current liabilities	11,869	8,263
Derivative liabilities	223	223
Deferred rent	—	229
Operating lease liabilities	442	—
Total current liabilities	15,058	12,318
Deferred rent, net of current portion	—	833
Non-current operating lease liabilities	4,162	—
Other long-term liabilities	256	—
Total liabilities	19,476	13,151
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 2,720 shares issued and outstanding as of September 30, 2019 and 3,220 shares issued and outstanding as of December 31, 2018	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized as of September 30, 2019 and December 31, 2018;18,663,030 shares issued and outstanding as of September 30, 2019 and 17,205,962 shares issued and outstanding as of December 31, 2018	19	17
Additional paid-in capital	267,083	254,013
Accumulated deficit	(174,441)	(138,502)
Accumulated other comprehensive gain (loss)	18	(28)
Total Spero Therapeutics, Inc. stockholders' equity	92,679	115,500
Non-controlling interests	355	355
Total stockholders' equity	93,034	115,855
Total liabilities and stockholders' equity	$112,510	$129,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Grant revenue	$4,471	$658	$10,471	$2,274
Collaboration revenue	172	—	4,046	—
Total revenues	4,643	658	14,517	2,274

Operating expenses:
Research and development	18,495	8,459	40,047	24,758
General and administrative	4,133	3,134	11,803	9,238
Total operating expenses	22,628	11,593	51,850	33,996
Loss from operations	(17,985)	(10,935)	(37,333)	(31,722)
Other income (expense):
Interest income and other income (expense), net	268	472	1,394	659
Total other income (expense), net	268	472	1,394	659
Net loss	$(17,717)	$(10,463)	$(35,939)	$(31,063)

Net loss per share attributable to common stockholders, basic and diluted	$(0.95)	$(0.60)	$(2.01)	$(2.01)

Weighted average common shares outstanding, basic and diluted:	18,659,079	17,471,462	17,859,829	15,417,087

Comprehensive loss:
Net loss	(17,717)	(10,463)	(35,939)	(31,063)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	12	(8)	40	(23)
Reclassification adjustment for gains included in net loss	—	—	6	—
Net unrealized gains (losses) on securities	12	(8)	46	(23)
Total comprehensive loss	$(17,705)	$(10,471)	$(35,893)	$(31,086)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(35,939)	$(31,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	861	270
Loss on disposal of fixed assets	—	248
Share-based compensation	2,847	1,980
Realized (gain) loss on investments	(1)	—
Unrealized foreign currency transaction (gain) loss	164	237
Accretion of discount on marketable securities	(663)	(346)
Changes in operating assets and liabilities:
Other receivables	(4,637)	679
Prepaid expenses and other current assets	3,802	706
Tax incentive receivables	(319)	980
Other assets	(432)	—
Accounts payable	(1,041)	(2,088)
Accrued expenses and other current liabilities	2,749	2,372
Deferred rent	—	(91)
Other long-term liabilities	(44)	—
Net cash used in operating activities	(32,653)	(26,116)
Cash flows from investing activities:
Purchases of marketable securities	(76,523)	(104,421)
Proceeds from maturities of marketable securities	110,337	14,000
Purchases of property and equipment	(185)	(22)
Net cash provided by (used in) investing activities	33,629	(90,443)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	10,289	70,500
Payment of offering costs	(158)	(996)
Proceeds from stock option exercises	410	197
Net cash provided by financing activities	10,541	69,701
Net increase (decrease) in cash and cash equivalents	11,517	(46,858)
Cash, cash equivalents and restricted cash at beginning of period	34,080	87,338
Cash, cash equivalents and restricted cash at end of period	$45,597	$40,480

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$246

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

							Accumulated
	Series A and B						Other	Spero
	Convertible				Additional		Comprehensive	Therapeutics, Inc.	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Loss)	Equity	Interests	Equity
Balances at June 30, 2019	2,720	$—	18,650,375	$19	$266,013	$(156,724)	$6	$109,314	$355	$109,669
Issuance of common stock upon the exercise of stock options	—	—	8,704	—	51	—	—	51	—	51
Issuance of common stock, net of issuance costs	—	—	3,951	—	38	—	—	38	—	38
Share-based compensation expense	—	—	—	—	981	—	—	981	—	981
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	12	12	—	12
Net loss	—	—	—	—	—	(17,717)	—	(17,717)	—	(17,717)
Balances at September 30, 2019	2,720	$—	18,663,030	$19	$267,083	$(174,441)	$18	$92,679	$355	$93,034

							Accumulated
	Series A and B						Other	Spero
	Convertible				Additional		Comprehensive	Therapeutics, Inc.	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Loss)	Equity	Interests	Equity
Balances at December 31, 2018	3,220	$—	17,205,962	$17	$254,013	$(138,502)	$(28)	$115,500	$355	$115,855
Issuance of common stock upon the exercise of stock options	—	—	62,072	—	410	—	—	410	—	410
Issuance of common stock, net of issuance costs	—	—	894,996	1	9,814	—	—	9,815	—	9,815
Conversion of convertible preferred stock to common stock	(500)	—	500,000	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,847	—	—	2,847	—	2,847
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	46	46	—	46
Net loss	—	—	—	—	—	(35,939)	—	(35,939)	—	(35,939)
Balances at September 30, 2019	2,720	$—	18,663,030	$19	$267,083	$(174,441)	$18	$92,679	$355	$93,034

							Accumulated
	Series A and B						Other	Spero
	Convertible				Additional		Comprehensive	Therapeutics, Inc.	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Loss)	Equity	Interests	Equity
Balances at June 30, 2018	—	$—	14,377,753	$14	$182,754	$(117,440)	$(15)	$65,313	$355	$65,668
Issuance of common stock upon the exercise of stock options	—	—	24,741	—	146	—	—	146	—	146
Issuance of common and preferred stock in public offering, net of issuance costs	2,220	—	3,780,000	4	69,500	—	—	69,504	—	69,504
Share-based compensation expense	—	—	—	—	705	—	—	705	—	705
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(8)	(8)	—	(8)
Net loss	—	—	—	—	—	(10,463)	—	(10,463)	—	(10,463)
Balances at September 30, 2018	2,220	$—	18,182,494	$18	$253,105	$(127,903)	$(23)	$125,197	$355	$125,552

							Accumulated
	Series A and B						Other	Spero
	Convertible				Additional		Comprehensive	Therapeutics, Inc.	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Loss)	Equity	Interests	Equity
Balances at December 31, 2017	—	$—	14,369,182	$14	$181,428	$(96,840)	$—	$84,602	$355	$84,957
Issuance of common stock upon the exercise of stock options	—	—	33,312	—	197	—	—	197	—	197
Issuance of common and preferred stock in public offering, net of issuance costs	2,220	—	3,780,000	4	69,500	—	—	69,504	—	69,504
Share-based compensation expense	—	—	—	—	1,980	—	—	1,980	—	1,980
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(23)	(23)	—	(23)
Net loss	—	—	—	—	—	(31,063)	—	(31,063)	—	(31,063)
Balances at September 30, 2018	2,220	$—	18,182,494	$18	$253,105	$(127,903)	$(23)	$125,197	$355	$125,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving multi-drug resistant (“MDR”) bacterial infections. The Company’s most advanced product candidate, SPR994, is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. The Company is also developing SPR720, an oral antibiotic designed for the treatment of pulmonary non-tuberculous mycobacterial (“NTM”) infections. In addition, the Company also has a platform technology known as its Potentiator Platform that it believes will enable it to develop drugs that will expand the spectrum and potency of existing antibiotics, including formerly inactive antibiotics, against Gram-negative bacteria. The Company’s product candidates generated from its Potentiator Platform are two intravenous, or IV,-administered agents, SPR206 and SPR741, designed to treat MDR Gram-negative infections in the hospital setting. The Company believes that its novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, a licensing agreement and through the sale of our common and preferred stock. The Company has incurred recurring losses since inception. As of September 30, 2019, the Company had an accumulated deficit of $174.4 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the quarterly consolidated financial statements, or November 4, 2019, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. However, the future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its future operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management intends to pursue plans to obtain additional funding to finance its operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019, and results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018 have been made. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Marketable Securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company considers its portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Investments with maturities beyond one year are generally classified as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.

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

Revenue Recognition – Collaboration Revenue

Effective January 1, 2019, the Company entered into a licensing agreement through which the Company licenses certain of its rights to its product candidates to a third party. The license agreement was evaluated under Accounting Standards Codification, Topic 606 (“Topic 606”), Revenue from Contracts with Customers. The terms of this kind of arrangement include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

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

The Company recognizes funding received from the Biomedical Advanced Research and Development Authority (“BARDA”), the U.S. Department of Defense (“DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”) of the National Institutes of Health (“NIH”) and Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) as revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized only after the qualifying expenses related to the contracts have been incurred and the Company is reasonably assured that the expenses will be reimbursed and it is reasonably assured of the collectability of the revenue. Revenue recognized upon incurring qualifying expenses in advance of billing is recorded as unbilled revenue included in other receivables in the Company’s consolidated balance sheet. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of September 30, 2019, the Company’s short term leases with terms of one year or less were not material. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. In making this election, entities would account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components together as a single lease component.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and nonemployees. The Company adopted the ASU effective January 1, 2019. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds		$43,507		$43,507
Commercial paper		—		—
Total cash equivalents	—	43,507	—	43,507
Marketable securities:
U.S. government securities	—	16,783	—	16,783
Corporate bonds	—	14,083	—	14,083
Commercial paper	—	17,393	—	17,393
Total marketable securities	—	48,259	—	48,259
Total cash equivalents and marketable securities	$—	$91,766	$—	$91,766
Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$22,327	$—	$22,327
Commercial paper	—	6,389	—	6,389
Total cash equivalents	—	28,716	—	28,716
Marketable securities:
U.S. government securities	—	37,815	—	37,815
Corporate bonds	—	26,672	—	26,672
Commercial paper	—	16,876	—	16,876
Total marketable securities	—	81,363	—	81,363
Total cash equivalents and marketable securities	$—	$110,079	$—	$110,079
Liabilities:
Derivative liabilities:
Anti-dilution rights	$—	$—	$223	$223
	$—	$—	$223	$223

Excluded from the tables above is cash of $2.1 million and $5.4 million as of as of September 30, 2019, and December 31, 2018, respectively. During the nine months ended September 30, 2019, there were no transfers between Level 1, Level 2 and Level 3 categories.

Marketable Securities

The Company’s marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing sources, which generally derive security prices from recently reported trades for identical or similar securities.

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
U.S. government securities	$16,779	$5	$(1)	$16,783
Corporate bonds	14,069	14	—	14,083
Commercial paper	17,393	—	—	17,393
	$48,241	$19	$(1)	$48,259

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
U.S. government securities	$37,819	$—	$(4)	$37,815
Corporate bonds	26,696	—	(24)	26,672
Commercial paper	16,876	—	—	16,876
	$81,391	$—	$(28)	$81,363

As of September 30, 2019, and December 31, 2018, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

Anti-Dilution Rights

Spero Gyrase, Inc.

In March 2016, in connection with the issuance of a non-controlling interest in its subsidiary, Spero Gyrase, Inc. (“Spero Gyrase”), to Biota Pharmaceuticals, Inc. (now Vaxart, Inc.) (“Vaxart”), the Company granted to Vaxart certain anti-dilution rights (see Note 8). The fair value of the derivative liability related to the anti-dilution rights upon issuance in March 2016 was $1.6 million.

The most significant assumption impacting the fair value of the anti-dilution rights was the probability that the Company would fund the maximum amount of investment providing anti-dilution protection. Upon issuance of the rights and through December 31, 2016, the probability of such funding was determined to be 100%. During 2017, the probability of such funding was reduced to 0% due to the Company’s decision to no longer pursue development of the acquired technology. The fair value of the derivative liability decreased accordingly by $1.4 million to $0.2 million by June 30, 2017. As of September 30, 2019 and December 31, 2018, the value of the derivative liability of $0.2 million represents amounts funded to the entity that would be settled by the issuance of equity.

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

In July 2016, the Company entered into an agreement to lease laboratory space through November 30, 2019 from a sublessor, which required annual lease payments of $0.3 million, subject to certain escalations.

For the three and nine months ended September 30, 2019, the components of operating lease expense were as follows (in thousands):

		Three Months Ended	Nine Months Ended
Operating lease expense	Statement of Operations Location	September 30, 2019	September 30, 2019
Fixed operating lease expense	Research and development expense	151	447
	General and administrative expense	222	558

Variable operating lease expense	Research and development expense	14	41
	General and administrative expense	77	173

Total operating lease expense		$464	$1,219

Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2019, was as follows (in thousands):

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,006

Embedded Finance Leases

As part of our agreement with Meiji Seika Pharma Co. Ltd. (“Meiji”), the Company paid Meiji approximately $1.6 million during the three months ended December 31, 2018, related to fixed assets which will be used in manufacturing related activities at Meiji. The Company determined this equipment to be an embedded finance lease and has been capitalized as property and equipment in the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018. As this equipment was fully paid in 2018, there is no corresponding lease liability as of September 30, 2019.

The following table presents the lease balances within the condensed consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of September 30, 2019 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	September 30, 2019
Assets
Operating	Operating lease right of use assets	$3,944
Financing	Property and equipment, net	1,267
Total leased assets		$5,211

Liabilities
Current
Operating	Operating lease liabilities	$442
Non-Current
Operating	Non-current operating lease liabilities	4,162
Total lease liabilities		$4,604

Weighted average remaining lease term		6 years
Weighted average discount rate		11%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2019 (in thousands):

Years Ending December 31,
2019 (remainder)	$228
2020	928
2021	943
2022	1,061
2023	1,076
2024	1,092
Thereafter	1,108
Total future minimum lease payments	6,436
Less imputed interest	(1,832)
Total operating lease liabilities	$4,604

The following table summarizes the future minimum payments due for the Company’s operating leases under the prior lease guidance for each of the next five years and total thereafter as of December 31, 2018 (in thousands):

Years Ending December 31,
2019	$1,361
2020	1,054
2021	995
2022	1,107
2023	1,123
Thereafter	2,246
$7,886

Rent expense during the three and nine months ended September 30, 2018 was $0.2 million and $0.6 million, respectively.

5.	Accrued Expenses and Other Current Liabilities

	September 30, 2019	December 31, 2018

Accrued external research and development expenses	$8,364	$4,541
Accrued payroll and related expenses	2,315	2,379
Accrued professional fees	636	917
Accrued other	554	426
	$11,869	$8,263

6.       Common Stock

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, pursuant to which it registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to an at-the-market offering program sales agreement that it entered into with Cantor Fitzgerald & Co. (“Cantor”). Under the sales agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. During the nine months ended September 30, 2019, the Company sold 429,013 shares of its common stock under the sales agreement at an average price of approximately $12.71 per share for aggregate gross proceeds of approximately $5.5 million and net proceeds of approximately $5.3 million after deducting sales commissions.

On June 12, 2019, the Company entered into a securities purchase agreement with Novo Holdings A/S (“Novo”) to sell up to an aggregate of $10.0 million of its common stock, $0.001 par value per share, in two closings pursuant to the Company’s effective registration statement on Form S-3 (Registration No. 333-228661). The initial closing occurred on June 14, 2019 and consisted of 465,983 shares of common stock sold at a price of $10.73 per share for gross proceeds of $5.0 million prior to deducting offering expenses. The second closing of approximately $5.0 million occurred on October 18, 2019, pursuant to the terms of the securities purchase agreement.  The number of shares sold in the second closing was determined by the volume weighted average trading price (“VWAP”) of the Company’s common stock prior to the date of the second closing, and consisted of 465,116 shares of common stock sold at a price of $10.75 per share for gross proceeds of approximately $5.0 million prior to deducting offering expenses.

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

As of September 30, 2019, a total of 3,635,225 shares have been authorized and reserved for issuance under all equity plans and 371,443 shares were available for future issuance under such plans.

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	2017 Plan	2019 Inducement Plan	Total Number of Stock Options
Outstanding as of December 31, 2018	2,297,810	—	2,297,810
Granted	870,434	92,300	962,734
Exercised	(62,072)	—	(62,072)
Forfeited	(103,542)	—	(103,542)
Outstanding as of September 30, 2019	3,002,630	92,300	3,094,930

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

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development expenses	$396	$252	$1,151	$789
General and administrative expenses	585	453	1,696	1,191
Total	$981	$705	$2,847	$1,980

8.	Non-Controlling Interests

Spero Gyrase

As of September 30, 2019 and December 31, 2018, the Company’s only remaining non-controlling interest relates to Spero Gyrase, Inc., which totaled $0.4 million. In March 2016, the Company entered into an agreement with Vaxart (formerly Biota Pharmaceuticals, Inc. and Aviragen Therapeutics, Inc.) and its affiliates in order to acquire certain intellectual property and know-how related to certain compounds. In connection with the transaction, the Company established Spero Gyrase, a Delaware corporation, and issued to Vaxart 200 common shares of Spero Gyrase with a fair value of $1.1 million, which represented a 20% equity ownership interest in Spero Gyrase. In addition, Spero Gyrase agreed to make future milestone and royalty payments in exchange for the intellectual property. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the acquired technology as research and development expense in the consolidated statement of operations and comprehensive loss in the amount of $1.1 million, because the acquired technology had not reached commercial feasibility and had no alternative future use, and recorded a non-controlling interest in Spero Gyrase in a corresponding amount.

In connection with the agreement, Vaxart obtained anti-dilution rights to maintain their 20% equity ownership of Spero Gyrase at no additional cost to Vaxart in the event that Spero Gyrase completed subsequent funding events, subject to a maximum amount of such funding of $8.0 million.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2019 or December 31, 2018.

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

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop SPR994 for the treatment of complicated urinary tract infections (“cUTI”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of $2.5 million for SPR994, increasing the amount of initial committed funding from $15.7 million to $18.1 million and increasing the overall potential award to $46.7 million. The balance of the award is subject to BARDA exercising two options. The exercise of the first option would entail funding of $13.6 million and is exercisable by BARDA subject to the Company achieving specified milestones related to, among other things, clinical progress and data. The exercise of the second option would entail funding of $14.9 million and is exercisable by BARDA subject, among other things, satisfactory progress and results from the biodefense studies described below. The Company recognized $4.2 million and $9.4 million of revenue under this award during the three and nine months ended September 30, 2019, respectively.

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

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement was initially structured as a single, two-year $1.5 million award. The performance period has since then been extended through September 29, 2019. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. The Company recognized $0.2 million and less than $0.1 million of revenue under this agreement during the three months ended September 30, 2019 and 2018, respectively. The Company recognized $0.2 million of revenue during both the nine months ended September 30, 2019 and 2018, respectively, related to this agreement.

NIAID

In February 2017, the Company was awarded a grant from NIAID under its Small Business Innovation Research program, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds had been committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended for an additional 12-month period. The Company recognized less than $0.1 million of revenue under this agreement during both the three months ended September 30, 2019 and 2018, respectively. The Company recognized less than $0.1 million and $0.3 million of revenue under this agreement during the nine months ended September 30, 2019 and 2018, respectively.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Ascension Healthcare Development Limited (formerly Cantab Anti-Infectives Limited) (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206 (see Note 11). Under these agreements, CAI agreed to submit a request to NIAID to assign the CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for total development funding of up to $6.5 million, including a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.9 million have been committed. The Company recognized less than $0.1 million and $0.4 million of revenue under this agreement during the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $1.1 million of revenue during the nine months ended September 30, 2019 and 2018, respectively under this agreement. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of this agreement. The Company recorded less than $0.1 million and $0.1 million in expense associated with amounts payable to PBB under this agreement during the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively, which have been included within research and development expenses within the condensed consolidated statement of operations and comprehensive loss.

CARB-X

In April 2017, the Company was awarded a grant from CARB-X, a public-private partnership funded by BARDA within the U.S. Department of Health and Human Services to be used to screen, identify and complete Phase 1 trials with at least one partner compound for SPR741, one of the Company’s Potentiator Platform product candidates. The award committed to funding of $1.5 million over a 12-month period. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. As the period of performance under this award ended on March 31, 2018, the Company is no longer recognizing any revenue under this agreement. The Company recognized $0.5 million of revenue under this agreement during the nine months ended September 30, 2018.

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

Vaxart Agreement

Under the Company’s agreement with Vaxart (see Note 3) for certain intellectual property and know-how relating to developing a gyrase inhibitor to develop therapies for Gram-negative infections, the Company is obligated to make milestone payments of up to an aggregate of $12.0 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay royalties of low single-digit percentages based on net sales of products the Company acquired under the agreement.

Cantab License Agreement

Under the Cantab Agreements (see Note 10), the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.1 million and $6.4 million as of September 30, 2019 and December 31, 2018, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During the year ended December 31, 2018, the Company recorded $0.2 million in research and development expense related to the achievement of regulatory milestones for SPR206.

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

	Standalone	Transaction
	Selling	Price
Performance Obligations	Price	Allocated	Recognition Method
License and know-how transfer (1)	$9,858	$3,553	Fully satisfied; recognized upon delivery of the license
Exclusive option on SPR741	400	144	Will be recognized upon exercise or expiration of the option
Research and development services (2)	3,614	1,303	Recognized over time as services are delivered through the expected completion date of Q2 2020
		$5,000

(1)	The standalone selling price for the license and know-how transfer was determined using the residual approach, corroborated by internal cost estimates.
(2)

The standalone selling price for the research and development services was estimated using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider and using internal full time equivalent costs to support the development services.

During the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $4.0 million, respectively, of revenue related to this agreement. As of September 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $1.0 million. The Company has a contract asset of $1.0 million, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2019.

Gates MRI

In June 2019, the Company entered into a collaboration with Gates MRI to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis (“Mtb”). In furtherance of the Gates MRI’s charitable purposes, the Company also granted to Gates MRI a no-cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of tuberculosis (“TB”) in low- and middle- income countries. The Gates MRI is responsible for formulating and funding its own research plan for the development of SPR720 for TB. As such, Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB. In addition, Gates MRI and the Company will jointly design and manage certain collaborative research activities, which the Company will perform and which will be funded by the Gates MRI. Due to the cost-funded nature of the payments and the Company’s assessment that it does not have a vendor/customer relationship with the Gates MRI, the Company will recognize the funding received under the agreement as a reduction to the research and development expenses incurred, as the related expenses are incurred. During the three and nine months ended September 30, 2019, the Company recorded $0.9 million as a reduction to research and development expense related to activities funded by Gates MRI.

12.	Australia Research and Development Tax Incentive

The Australian government has established a research and development tax incentive to encourage industry investment in research and development, which is available to companies incorporated under Australian law that have core research and development activities. In September 2016, the Company established Spero Potentiator Australia Pty Limited to carry out certain research and development activities. As this subsidiary meets the eligibility requirements of the Australian tax law, it is eligible to receive a 43.5% tax incentive for qualified research and development activities. The Company recorded $0.1 million and $0.3 million as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2018, respectively, associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $1.4 million and $1.1 million as of September 30, 2019, and December 31, 2018, respectively.

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net loss	$(17,717)	$(10,463)	$(35,939)	$(31,063)

Denominator:
Weighted average common shares outstanding, basic and diluted	18,659,079	17,471,462	17,859,829	15,417,087

Net loss per share, basic and diluted	$(0.95)	$(0.60)	$(2.01)	$(2.01)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	3,094,930	2,186,378	3,094,930	2,186,378
Unvested restricted stock units	50,000	—	50,000	—
Series A convertible preferred stock (as converted to common shares)	1,720,000	2,220,000	1,720,000	2,220,000
Series B convertible preferred stock (as converted to common shares)	1,000,000	—	1,000,000	—
	5,864,930	4,406,378	5,864,930	4,406,378

14.	Subsequent Events

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving multi-drug resistant bacterial infections. Our most advanced product candidate, SPR994 (tebipenem pivoxil hydrobromide), is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat multi-drug resistant, or MDR, Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We are also developing SPR720, an oral antibiotic designed for the treatment of pulmonary non-tuberculous mycobacterial infection, or NTM, infection. In addition, we also have a platform technology known as our Potentiator Platform, which includes two IV-administered agents, SPR206 and SPR741, that are active either alone or in combination with other standard of care agents and are designed to treat MDR Gram-negative bacteria in the hospital. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2019, we had an accumulated deficit of $174.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $93.9 million. We believe that our existing cash, cash equivalents and marketable securities, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report, including through top-line data readout of our pivotal Phase 3 clinical trial of SPR994. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

Recent Developments

SPR994 – Positive Recommendation from Independent Data Review Committee Regarding Pivotal Phase 3 Clinical Trial

On October 3, 2019, we announced that an independent review committee evaluated interim pharmacokinetic plasma data following the first 70 patients enrolled in our ongoing ADAPT-PO pivotal Phase 3 clinical trial of SPR994, our oral carbapenem product candidate, and recommended that we continue the trial without modification of the protocol-defined dose. The independent review committee reviewed interim plasma concentration data from the first 33 patients who were randomized to SPR994 in the Phase 3 clinical trial for the treatment of complicated urinary tract infections, or cUTI, and acute pyelonephritis, or AP. A primary objective of the independent review committee was to confirm that plasma levels of SPR994 in patients in the Phase 3 clinical trial support the selected treatment dose. The Phase 3 trial remains blinded and will continue as planned. ADAPT-PO is designed as a double-blind, double-dummy clinical trial to compare oral SPR994 dosed as 600 mg TID with a standard of care IV-administered antibiotic, ertapenem, in approximately 1,200 patients with cUTI or AP, randomized 1:1 in each arm. We expect to report top-line data from the Phase 3 clinical trial in the third quarter of 2020.

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

Novo Holdings A/S Common Stock Investment

In June 2019, we entered into a securities purchase agreement with Novo Holdings A/S, or “Novo”, to sell up to an aggregate of $10.0 million of our common stock in two closings pursuant to our effective registration statement on Form S-3 (Registration No. 333-228661). The initial closing occurred on June 14, 2019 and consisted of 465,983 shares of our common stock sold at a price of $10.73 per share for gross proceeds of $5.0 million prior to deducting offering expenses. The second closing of approximately $5.0 million occurred on October 18, 2019, pursuant to the terms of the securities purchase agreement. The number of shares sold in the second closing was determined by the volume weighted average trading price (VWAP) of our common stock prior to the date of the second closing, and consisted of 465,116 shares of common stock sold at a price of $10.75 per share for gross proceeds of approximately $5.0 million prior to deducting offering expenses. Because the shares of common stock were sold directly to Novo and not through a placement agent, underwriter or securities broker or dealer, we did not pay any underwriting discounts, commissions, concessions or similar compensation with respect to the sale.

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

Since the fourth quarter of 2016 and through September 30, 2019, we have recorded research and development expenses conducted by our Australian subsidiary net of a 43.5% research and development tax incentive we expect to receive for qualified expenses from the Australian government.

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

	Three Months Ended September 30,
	2019	2018	$ Change

Direct research and development expenses by program:
SPR994	$12,954	$3,206	$9,748
SPR720	969	872	97
Potentiator Platform (SPR206 and SPR741)	921	1,364	(443)
Preclinical programs	—	29	(29)
Unallocated expenses:
Personnel related (including share-based compensation)	2,912	1,957	955
Facility related and other	739	1,031	(292)
Total research and development expenses	$18,495	$8,459	$10,036

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our ongoing and planned clinical development activities in the near term and in the future as we progress our existing clinical trials and other studies of SPR994, SPR720 and SPR206, continue to discover and develop additional product candidates, hire additional clinical and scientific personnel and acquire or in-license other product candidates and technologies.

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

Other Income (Expense)

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three and nine months ended September 30, 2019 and 2018. Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change
Revenues:
Grant revenue	$4,471	$658	$3,813
Collaboration revenue	172	—	172
Total revenues	4,643	658	3,985

Operating expenses:
Research and development	18,495	8,459	10,036
General and administrative	4,133	3,134	999
Total operating expenses	22,628	11,593	11,035
Loss from operations	(17,985)	(10,935)	(7,050)
Other income (expense):
Interest income and other income (expense), net	268	472	(204)
Total other income (expense), net	268	472	(204)
Net loss	$(17,717)	$(10,463)	$(7,254)

Grant Revenue

	Three Months Ended September 30,
	2019	2018	$ Change

BARDA Contract (SPR994)	$4,245	$173	$4,072
NIAID Contract (SPR206)	57	372	(315)
NIAID Award (SPR720)	9	49	(40)
DoD Agreement (Potentiator Platform)	160	64	96
CARB-X Award (SPR741)	—	—	—
Total grant revenue	$4,471	$658	$3,813

Grant revenue recognized during the three months ended September 30, 2019 and 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the three months ended September 30, 2019 was primarily due to funding received under our BARDA contract, which was awarded to us in July 2018, and for which we began incurring qualified expenses in the second half of 2018. Offsetting these increases, we received lower funding under our other government awards.

Collaboration Revenue

During the three months ended September 30, 2019, we recognized $0.2 million of revenue related to our agreement with Everest Medicines, resulting from the performance of research and development services.

Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	$ Change

Direct research and development expenses by program:
SPR994	$12,954	$3,206	$9,748
SPR720	969	872	97
Potentiator Platform (SPR206 and SPR741)	921	1,364	(443)
Preclinical programs	—	29	(29)
Unallocated expenses:
Personnel related (including share-based compensation)	2,912	1,957	955
Facility related and other	739	1,031	(292)
Total research and development expenses	$18,495	$8,459	$10,036

Direct costs related to our SPR994 program increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to $7.2 million in additional costs related to our pivotal Phase 3 clinical trial, as well as expenses related to formulation development, manufacturing process and manufacturing of clinical trial material.

Direct costs related to our SPR720 program increased during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to the costs to run the ongoing Phase 1 clinical trial of SPR720, which we initiated in January 2019, as well as costs related to drug substance and formulation development costs. These increases were partially offset by costs related to IND-enabling toxicology studies incurred in the prior year. Direct costs related to our SPR720 program during the three months ended September 30, 2019 reflect a $0.9 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $0.5 million during the three months ended September 30, 2019, primarily due to higher costs incurred in the prior year related to manufacturing efforts to support the currently ongoing Phase 1 trial. This decrease was offset by higher clinical trial costs incurred during the three months ended September 30, 2019 related to the currently ongoing Phase 1 trial. Direct costs related to our SPR741 program were immaterial for both the three months ended September 30, 2019 and 2018, due to the completion of our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom during the first half of 2018.

Direct costs related to our preclinical programs decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as we focused development efforts on our clinical-stage product candidates and did not incur expenses related to preclinical programs in 2019.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function. The decrease in facility related costs is due to expense incurred during the three months ended September 30, 2018 related to the write-off of certain leasehold improvements and laboratory equipment as a result of the closure of our Watertown, MA laboratory facility, partially offset by increased costs of supporting a larger group of research and development personnel and their research efforts.

General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018	$ Change

Personnel related (including share-based compensation)	$2,186	$1,573	$613
Professional and consultant fees	1,504	1,235	269
Facility related and other	443	326	117
Total general and administrative expenses	$4,133	$3,134	$999

The increase in personnel-related costs of $0.6 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the three months ended September 30, 2019 and 2018 included share-based compensation expense of $0.6 million and $0.4 million, respectively.

The increase in professional and consultant fees of $0.3 million was primarily related to increased business development and commercial readiness activities.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Other Income (Expense), Net

Other income, net was $0.3 million for the three months ended September 30, 2019, compared to $0.5 million for the three months ended September 30, 2018 and was primarily comprised of interest earned on invested cash balances and marketable securities.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	$ Change
Revenues:
Grant revenue	$10,471	$2,274	$8,197
Collaboration revenue	4,046	—	4,046
Total revenues	14,517	2,274	12,243

Operating expenses:
Research and development	40,047	24,758	15,289
General and administrative	11,803	9,238	2,565
Total operating expenses	51,850	33,996	17,854
Loss from operations	(37,333)	(31,722)	(5,611)
Other income (expense):
Interest income and other income (expense), net	1,394	659	735
Total other income (expense), net	1,394	659	735
Net loss	$(35,939)	$(31,063)	$(4,876)

Grant Revenue

	Nine Months Ended September 30,
	2019	2018	$ Change

BARDA Contract (SPR994)	$9,364	$173	$9,191
NIAID Contract (SPR206)	837	1,106	(269)
NIAID Award (SPR720)	55	285	(230)
DoD Agreement (Potentiator Platform)	215	245	(30)
CARB-X Award (SPR741)	—	465	(465)
Total revenue	$10,471	$2,274	$8,197

Grant revenue recognized during the nine months ended September 30, 2019 and 2018 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the nine months ended September 30, 2019 was primarily due to funding received under our BARDA contract, which was awarded to us in July 2018, and for which we began incurring qualified expenses in the second half of 2018. Offsetting this increase, we received lower funding under our other government contracts and awards, as well as our CARB-X award, which had a performance period through March 31, 2018.

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018	$ Change

Direct research and development expenses by program:
SPR994	$23,555	$7,340	$16,215
SPR720	2,934	1,553	1,381
Potentiator Platform (SPR206 and SPR741)	2,556	7,096	(4,540)
Preclinical programs	—	38	(38)
Unallocated expenses:
Personnel related (including share-based compensation)	8,214	5,912	2,302
Facility related and other	2,788	2,819	(31)
Total research and development expenses	$40,047	$24,758	$15,289

Direct costs related to our SPR994 program increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to $12.4 million in additional clinical trial costs related to our pivotal Phase 3 clinical trial, as well as higher expenses related to formulation development, manufacturing process and manufacturing of clinical trial material.

Direct costs related to our SPR720 program increased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily related to costs incurred to prepare for and run our ongoing Phase 1 clinical trial of SPR720, which we initiated in January 2019, as well as higher formulation and manufacturing expenses. Direct costs related to our SPR720 program were recorded net of a $0.9 million reduction in expense related to activities funded by Gates MRI.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $3.8 million during the nine months ended September 30, 2019, primarily due to higher preclinical and process development costs incurred in the prior year to prepare for the currently ongoing Phase 1 trial of SPR206, partially offset by higher clinical trial costs in the current year due to expenses incurred to run our ongoing Phase 1 trial of SPR206. Direct costs related to our SPR741 program decreased by $0.8 million during the nine months ended September 30, 2019, due to the completion of our Phase 1b drug-drug interaction clinical trial of SPR741 in the United Kingdom during the first half of 2018.

We did not incur any direct costs related to our preclinical programs during the nine months ended September 30, 2019 as we focused development efforts on our clinical-stage product candidates.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount in our research and development function, as well as a $0.3 million increase in share-based compensation expense.

Facility-related and other costs decreased slightly during the nine months ended September 30, 2019 due to non-cash charges recorded during the nine months ended September 30, 2018 related to the write-off of certain leasehold improvements and laboratory equipment as a result of the closure of our Watertown, MA laboratory facility, offset by increased costs of supporting a larger group of research and development personnel and their research efforts.

General and Administrative Expenses

	Nine Months Ended September 30,
	2019	2018	$ Change

Personnel related (including share-based compensation)	$6,238	$4,723	$1,515
Professional and consultant fees	4,129	3,688	441
Facility related and other	1,436	827	609
Total general and administrative expenses	$11,803	$9,238	$2,565

The increase in personnel-related costs of $1.5 million was primarily a result of an increase in headcount in our general and administrative function and a $0.5 million increase in share-based compensation expense.

The increase in professional and consultant fees of $0.4 million was primarily related to increased expenses related to business development and commercial readiness activities.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Other Income (Expense), Net

Other income, net was $1.4 million for the nine months ended September 30, 2019, compared to $0.7 million for the nine months ended September 30, 2018, and was primarily comprised of interest earned on invested cash balances and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under license and collaboration agreements and funding from government contracts, with proceeds from the IPO of our common stock, and in July 2018 with an underwritten public offering of our common and preferred stock, and subsequent sales of our common stock. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $93.9 million.

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. During the nine months ended September 30, 2019 we sold 429,013 shares of common stock under the sales agreement at an average price of approximately $12.71 per share for aggregate gross proceeds of approximately $5.5 million and net proceeds of approximately $5.3 million after deducting the sales commissions and offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

Cash used in operating activities	$(32,653)	$(26,116)
Cash provided by (used in) investing activities	33,629	(90,443)
Cash provided by financing activities	10,541	69,701
Net increase (decrease) in cash and cash equivalents	$11,517	$(46,858)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $32.7 million, primarily resulting from our net loss of $35.9 million, adjusted for net non-cash items of $3.2 million (primarily stock-based compensation and depreciation and amortization expense). Net cash provided by changes in our operating assets and liabilities was $0.1 million and consisted primarily of an increase of $5.0 million in receivables related to the Australian research and development tax initiative and our receivables under our government awards, and a $1.0 million decrease in accounts payable. These uses of cash were offset by a $3.8 million decrease in prepaid expenses and other current assets and an increase of $2.7 million in accrued expenses.

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

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2019 was $33.6 million primarily related to the net maturities of marketable securities. Cash used in investing activities during the nine months ended September 30, 2018 was $90.4 million primarily related to the net purchase of marketable securities.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2019 was $10.5 million, consisting primarily of proceeds of $5.3 million from the sale of common stock under our at-the-market offering program sales agreement, proceeds of $5.0 million from the sale of common stock to Novo, offset by offering expenses of $0.2 million, as well as $0.4 million of proceeds from the exercise of employee stock options.

Cash provided financing activities during the nine months ended September 30, 2018 of $69.7 million consisted of $69.5 million of net proceeds from our July 2018 equity offering, as well as $0.2 million of proceeds from the exercise of employee stock options.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the initial funding committed under our BARDA award in July 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report, including through the top-line data readout of our pivotal Phase 3 clinical trial of SPR994. However, we do not expect that these funds will be sufficient to fund the development of all of our product candidates through regulatory approval and commercialization. As described elsewhere, a portion of the funding from our BARDA award supporting the development of SPR994 is scheduled to occur in periods after 2020, provided we achieve specified milestones under the award agreement and BARDA exercises all of its options under the agreement.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition – Collaboration Revenue

Effective January 1, 2019, we entered into a licensing agreement that is evaluated under Accounting Standards Codification, Topic 606, or Topic 606, Revenue from Contracts with Customers, through which we license certain of our rights to our product candidates to a third party. Any future out-licensing agreements entered into by us and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

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

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices, or SSP, on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. In certain circumstances, we may apply the residual method to determine the SSP of a good or service if the standalone selling price is considered highly variable or uncertain. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

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

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assessed its revenue-generating arrangement in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in the arrangement. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-

based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $93.9 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of September 30, 2019, the net fair value of our interest sensitive marketable securities would hypothetically decline by less than $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2013. Our net loss was $35.9 million and $31.1 million for the nine months ended September 30, 2019 and 2018, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization. We have financed our operations primarily through sales of our equity securities, collaborations and government funding for research and development. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2019, together with the initial funding committed under our BARDA award in July 2018, will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report, including through the top-line readout of our pivotal Phase 3 clinical trial of SPR994. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of September 30, 2019, our non-dilutive sources of funding consisted of an award from BARDA for SPR994, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, and awards from CARB-X and the DoD that provide partial funding for the development of our Potentiator Platform product candidates.

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

The NIAID contract for SPR206 provides for total development funding of up to $6.5 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.9 million have been committed. The NIAID SBIR award is structured as a base period followed by a single option. For the base period of March 1, 2017 through February 28, 2018, NIAID committed funding of approximately $0.6 million for the SPR720 program. In February 2018 NIAID exercised the approximately $0.4 million option, which will have a period of performance from March 1, 2018 through February 28, 2019. In January 2019, the period of performance for this award was extended for an additional 12-month period. Our DoD cooperative agreement is structured as a single, two-year $1.5 million award. We are eligible for the full funding from the DoD and there are no options to be exercised at a later date. The CARB-X award is structured as a base period followed by two sequential options. In March 2017, CARB-X committed funds of $1.5 million to support SPR741 development efforts for the period from April 1, 2017 to March 31, 2018. On March 12, 2018, CARB-X committed an additional $0.4 million related to the first option for a period from December 1, 2017 to March 31, 2018. There will be no additional options exercised under the CARB-X award. The NIAID award is subject to termination for convenience at any time by NIAID. NIAID is not obligated to provide funding to Spero beyond the base period amounts from Congressionally approved annual appropriations.

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include ceftibuten/clavulanate (C-Scape) from Achaogen, Inc., sulopenem from Iterum Therapeutics Limited, and omadacycline from Paratek Pharmaceuticals, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including ceftazidime-avibactam (Avycaz) from Allergan plc and Pfizer Inc., ceftolozane-tazobactam (Zerbaxa) from Merck & Co., plazomicin (Zemdri) from Achaogen, Inc., eravacycline (Xerava) from Tetraphase Pharmaceuticals, Inc., and meropenem-vaborbactam (Vabomere) from Melinta Therapeutics, Inc. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant Gram-negative infections, including cefiderocol from Shionogi & Co. Ltd., and imipenem-relebactam from Merck & Co.

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

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation, or GDPR, in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

Our management will have broad discretion in the application of our cash reserves, including the proceeds from our July 2018 equity offering, and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

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

As of September 30, 2019, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 49% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of September 30, 2019, we have used all of the net IPO proceeds..

Item 5. Other Information.

On October 31, 2019, our board of directors appointed Stephen J. DiPalma as interim Chief Financial Officer and Treasurer of the Company, effective November 8, 2019, to succeed Joel Sendek, who has resigned from such positions effective as of November 8, 2019.  Accordingly, our board of directors has designated Mr. DiPalma an executive officer, an “officer” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, and our principal financial officer and principal accounting officer. As described in our Current Report on Form 8-K filed on September 6, 2019, Mr. Sendek decided to pursue another opportunity closer to his home and his resignation is not the result of any disagreement with us or any matter related to our operations, product candidates, policies or practices.

Mr. DiPalma is a Managing Director of Danforth Advisors, LLC, or Danforth, a financial consultancy that specializes in working with life sciences companies. Prior to and during his tenure at Danforth, Mr. DiPalma has served as interim Chief Financial Officer to several public and emerging companies in various stages of development. Mr. DiPalma joined Danforth in 2014 and served as Chief Financial Officer at Forum Pharmaceuticals from 2009 to 2014. He holds a B.S. from the University of Massachusetts and M.B.A. from Babson College.

On November 4, 2019, we entered into a consulting agreement, or the Consulting Agreement, with Danforth pursuant to which Danforth will provide us with finance, accounting, and administrative functions, including interim chief financial officer services to be provided by Mr. DiPalma to us as of November 8, 2019. The Company will pay Danforth an agreed upon hourly rate of $400 for such services and will reimburse Danforth for expenses. The Consulting Agreement’s term continues until either party gives notice of termination. The Consulting Agreement may be terminated by us with cause at any time with written notice or without cause upon 30 days’ written notice.

A copy of the Consulting Agreement will be filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ending December 31, 2019. The foregoing description of the terms of the Consulting Agreement is qualified in its entirety by reference to the full text of such exhibit.

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

SPERO THERAPEUTICS, INC.

Date: November 4, 2019	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2019	By:	/s/ Joel Sendek
Joel Sendek
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)