Form 10-Q
period 2020-03-31
Spero Therapeutics, Inc.
filed 2020-05-08
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, the registrant had 20,595,288 shares of common stock, $0.001 par value per share, outstanding.

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
•

the direct and indirect impact of the pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) on our business and operations, including manufacturing, research and development costs, clinical trials, regulatory processes and employee expenses;

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

i

Spero Therapeutics, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$64,363	$29,730
Marketable securities	$24,478	$52,315
Other receivables	$2,724	$7,760
Tax incentive receivable, current	$712	$786
Prepaid expenses and other current assets	$5,683	$4,823
Total current assets	$97,960	$95,414
Property and equipment, net	$2,163	$2,273
Tax incentive receivable	$262	$21
Operating lease right of use assets	$4,765	$4,875
Other assets	$4,744	$3,520
Total assets	$109,894	$106,103

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,951	$4,147
Accrued expenses and other current liabilities	$12,858	$21,588
Operating lease liabilities	$932	$928
Total current liabilities	$22,741	$26,663
Non-current operating lease liabilities	$4,521	$4,617
Other long-term liabilities	$205	$249
Total liabilities	$27,467	$31,529
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 5,007 shares issued and outstanding as of March 31, 2020 and 2,720 shares issued and outstanding as of December 31, 2019	$-	$-
Common stock, $0.001 par value; 60,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 20,328,340 shares issued and outstanding as of March 31, 2020 and 19,190,695 shares issued and outstanding as of December 31, 2019	20	$19
Additional paid-in capital	305,111	$273,966
Accumulated deficit	(222,685)	$(199,427)
Accumulated other comprehensive gain (loss)	(19)	$16
Total stockholders' equity	82,427	$74,574
Total liabilities and stockholders' equity	$109,894	$106,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Grant revenue	$1,532	$3,911
Collaboration revenue	169	3,807
Total revenues	1,701	7,718

Operating expenses:
Research and development	20,436	9,526
General and administrative	4,086	3,888
Total operating expenses	24,522	13,414
Loss from operations	(22,821)	(5,696)
Other income (expense):
Interest income	237	239
Other income (expense), net	(674)	385
Total other income (expense), net	(437)	624
Net loss	$(23,258)	$(5,072)

Net loss per share attributable to common stockholders, basic and diluted	$(1.22)	$(0.29)

Weighted average common shares outstanding, basic and diluted:	19,557,418	17,221,120

Comprehensive loss:
Net loss	(23,258)	(5,072)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(35)	23
Reclassification adjustment for gains included in net loss	—	6
Net unrealized gains (losses) on securities	(35)	29
Total comprehensive loss	$(23,293)	$(5,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,258)	$(5,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	184
Non-cash lease cost	110	—
Share-based compensation	1,110	933
Realized (gain) loss on investments	—	(1)
Unrealized foreign currency transaction (gain) loss	453	(95)
Accretion of discount on marketable securities	(53)	(355)
Changes in operating assets and liabilities:
Other receivables	5,036	(80)
Prepaid expenses and other current assets	(860)	(448)
Tax incentive receivables	(233)	(62)
Other assets	(1,224)	433
Accounts payable	4,824	(3,008)
Accrued expenses and other current liabilities	(9,379)	(3,364)
Other long-term liabilities	(44)	11
Net cash used in operating activities	(23,329)	(10,924)
Cash flows from investing activities:
Purchases of marketable securities	(3,995)	(25,835)
Proceeds from maturities of marketable securities	31,850	50,587
Purchases of property and equipment	(79)	(81)
Net cash provided by (used in) investing activities	27,776	24,671
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	—	1,525
Proceeds from the issuance of common stock related to Rights Offering	9,416	—
Proceeds from issuance of Series C Preferred Shares	20,583	—
Payment of offering costs	(352)	(16)
Proceeds from stock option exercises	539	59
Net cash provided by financing activities	30,186	1,568
Net increase (decrease) in cash and cash equivalents	34,633	15,315
Cash, cash equivalents and restricted cash at beginning of period	29,730	34,080
Cash, cash equivalents and restricted cash at end of period	$64,363	$49,395

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$75
Offering costs in accounts payable and accruals	$109	$—
Series C issuance costs in accounts payable	$41	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at December 31, 2018	3,220	—	17,205,962	17	254,013	(138,502)	(28)	115,500	355	115,855
Issuance of common stock upon the exercise of stock options	—	—	10,014	—	59	—	—	59	—	59
Issuance of common stock, net of issuance costs	—	—	119,090	—	1,525	—	—	1,525	—	1,525
Share-based compensation expense	—	—	—	—	933	—	—	933	—	933
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	29	29	—	29
Net loss	—	—	—	—	—	(5,072)	—	(5,072)	—	(5,072)
Balances at March 31, 2019	3,220	—	17,335,066	17	256,530	(143,574)	1	112,974	355	113,329

Balances at December 31, 2019	2,720	—	19,190,695	19	273,966	(199,427)	16	74,574	—	74,574
Issuance of common stock upon the exercise of stock options	—	—	91,396	—	539	—	—	539	—	539
Issuance of common stock, net of offering costs of $462	—	—	1,046,249	1	8,954	—	—	8,955	—	8,955
Issuance of Series C preferred stock, net of offering costs of $41	2,287	—	—	—	19,993	—	—	19,993	—	19,993
Accretion of Series C preferred stock	—	—	—	—	549	—	—	549	—	549
Share-based compensation expense	—	—	—	—	1,110	—	—	1,110	—	1,110
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(35)	(35)	—	(35)
Net loss	—	—	—	—	—	(23,258)	—	(23,258)	—	(23,258)
Balances at March 31, 2020	5,007	—	20,328,340	20	305,111	(222,685)	(19)	82,427	—	82,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving multi-drug resistant, or MDR, bacterial infections and rare diseases. The Company’s most advanced product candidate, tebipenem pivoxil hydrobromide or tebipenem HBr (previously SPR994), is designed to be the first oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. The Company is also developing SPR720, a novel oral antibiotic designed for the treatment a rare, orphan disease caused by pulmonary non-tuberculous mycobacterial infections, or NTM disease. In addition, the Company has a platform technology known as its Potentiator Platform, that includes an IV-administered product candidate, SPR206, being developed to treat MDR Gram-negative infections in the hospital.  The Company believes that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings.

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates and the ability to secure additional capital to fund operations. The Company’s product candidates will require additional preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The pandemic caused by COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect any material impact on its existing development timeline and its liquidity due to the worldwide spread of the COVID-19 virus, nor has it incurred impairment of any assets as a result of COVID-19. However, the Company is actively monitoring this situation and the possible effects on its business, results of operations and financial condition, including expenses, manufacturing, clinical trials, research and development costs and employee-related amounts.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, a licensing agreement and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses attributable to Spero Therapeutics, Inc. of $23.3 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. In addition, as of March 31, 2020, the Company had an accumulated deficit of $222.7 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on the Company’s current operating plan and existing cash, cash equivalents and marketable securities, the Company has determined that there is substantial doubt regarding its ability to continue as a going concern. The Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, including relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020, and results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019 have been made. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for clinical trial costs and other research and development expenses, and the valuation of share-based awards. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has contemplated the impact of COVID-19 within its financial statements and is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. There may be changes to those estimates in future periods. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

In November 2019, the Company repurchased 100% of the minority investor’s outstanding shares in Spero Gyrase and as a result, as of December 31, 2019, the Company no longer reported a non-controlling interest in Spero Gyrase.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of March 31, 2020, and December 31, 2019, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. As of March 31, 2020, and December 31, 2019, the Company had no capitalized deferred offering costs.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market instruments.

Marketable Securities

Marketable securities consist of investments with original maturities greater than 90 days. The Company considers its portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Investments with maturities beyond one year are generally classified as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value are included as a component of other income (expense), net based on the specific identification method. The Company evaluates debt securities with an unrealized loss to determine whether there may be a credit impairment.  The Company also assesses its intent to sell the security and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost.  Any credit impairments are recorded through an allowance account.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Laboratory equipment	5 years
Computer software and equipment	3 years
Office furniture and equipment	7 years
Manufacturing equipment	5 years
Leasehold improvements	Shorter of life of lease or 5 years

Costs for capital assets not yet placed into service are capitalized as construction in progress and are depreciated in accordance with the above guidelines once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of March 31, 2020, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

In June 2019, the Company entered into a collaboration agreement with the Bill and Melinda Gates Medical Research Institute (the “Gates MRI”) and concluded that the agreement is within the scope of the accounting guidance for collaboration arrangements (see Note 11). Due to the cost-funded nature of the payments and the Company’s assessment that it does not have a vendor/customer relationship with the Gates MRI, the Company recognizes the funding received under the agreement as a reduction to the research and development expenses incurred, as the related expenses are incurred.

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

Since the fourth quarter of 2016, the Company’s operating subsidiary in Australia has met the eligibility requirements to receive a tax incentive for qualifying research and development activities (see Note 12). The Company recognizes these incentives as a reduction of research and development expenses in the consolidated statements of operations and comprehensive loss in the same period that the related qualifying expenses are incurred. Reductions of research and development expense recognized upon incurring qualifying expenses in advance of receipt of tax incentive payments are recorded in the consolidated balance sheet as tax incentive receivables.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2020 and 2019, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

Net Loss per Share

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

Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020, or to our net deferred tax assets as of March 31, 2020.

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No 2016-13, Financial Instruments – Credit Losses (Topic 326). The Accounting Standards Codification 326, Financial Instruments- Credit Losses (“ASC 326”) requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. We adopted the updated, effective January 1, 2020.  Under ASU 2016-13, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments related to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position no longer impacts the determination of whether a credit loss exists.  The Company adopted the guidance on January 1, 2020 with no impact.  For available-for-sale securities, the updated guidance was applied prospectively. During the three months ended March 31, 2020, the impact of the COVID-19 pandemic on the Company’s available-for-sale securities was insignificant.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard as of January 1, 2020, on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for us on January 1, 2020, and did not have a material impact on our disclosures. For the new disclosures regarding our Level 3 instruments, please read Note 3, Fair Value Measurements, to these condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:

•

Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;

•

Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and

•

Precludes a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer.

This standard became effective for us on January 1, 2020, and did not have a material impact on our condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for interim and annual periods in 2021. Early adoption is permitted. The application of the amendments in the new guidance are to be applied on a retrospective basis, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings or prospectively, depending on the amendment. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$61,985	$—	$61,985
Total cash equivalents	—	61,985	—	61,985
Marketable securities:
U.S. government securities	—	—	—	—
Corporate bonds	—	13,513	—	13,513
Commercial paper	—	10,965	—	10,965
Total marketable securities	—	24,478	—	24,478
Total cash equivalents and marketable securities	$—	$86,463	$—	$86,463

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$26,751	$—	$26,751
Total cash equivalents	—	26,751	—	26,751
Marketable securities:
U.S. government securities	—	16,797	—	16,797
Corporate bonds	—	14,060	—	14,060
Commercial paper	—	21,458	—	21,458
Total marketable securities	—	52,315	—	52,315
Total cash equivalents and marketable securities	$—	$79,066	$—	$79,066

Excluded from the tables above is cash of $2.4 million and $3.0 million as of March 31, 2020, and December 31, 2019, respectively. During the three months ended March 31, 2020, there were no transfers between Level 1, Level 2 and Level 3 categories.

Marketable Securities

The Company’s marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing sources, which generally derive security prices from recently reported trades for identical or similar securities. The Company evaluated debt securities with unrealized losses for any expected credit losses and determined unrealized losses on these securities were related to non-credit factors.  Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$—	$—	$—	$—
Corporate bonds	13,532	—	(19)	13,513
Commercial paper	10,965	—	—	10,965
	$24,497	$—	$(19)	$24,478

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$16,791	$6	$—	$16,797
Corporate bonds	14,050	12	(2)	14,060
Commercial paper	21,458	—	—	21,458
	$52,299	$18	$(2)	$52,315

As of March 31, 2020, and December 31, 2019, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

Anti-Dilution Rights

In connection with the issuance of a non-controlling interest in Spero Gyrase, Inc., the Company granted anti-dilution rights to the minority investor. The Company classified the anti-dilution rights as a derivative liability on its consolidated balance sheet because they were freestanding instruments that represent a conditional obligation to issue a variable number of shares. The Company remeasured the derivative liability associated with the anti-dilution rights to fair value at each reporting date, and recognized changes in the fair value of the derivative liability as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. The fair value of these derivative liabilities was determined using a discounted cash flow model.

As of March 31, 2019, the Company’s fair value of the anti-dilution rights of $0.2 million related only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc.

In November 2019, the Company repurchased 100% of the minority investor’s outstanding shares in Spero Gyrase, Inc. at a price per share of $0.001. As a result, as of March 31, 2020, there are no anti-dilution rights outstanding.

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

On January 17, 2018, the Company entered into an amendment to the Original Lease (the “Amendment”). The Amendment makes certain modifications to the Original Lease, including the addition of approximately 7,800 square feet of office space in the same building (the “Expansion Premises”)   and an extension of the expiration date of the Original Lease to seven years or December 2025. The Amendment also provided for $0.4 million from the Landlord for leasehold improvements on the Expansion Premises.

On December 16, 2019, the Company entered into a second amendment to the Original Lease and the Amendment (the “Second Amendment”). The Second Amendment made certain modifications, including (i) the addition of approximately 7,800 square feet of office space in the same building with a term beginning in June 2020 (the “Second Expansion Premises”), and (ii) an extension of the expiration date of all existing leases through May 2027.

Under the Second Amendment, the Company has two consecutive options to extend the Lease Term for an additional period of five years (the “Option Terms”), subject to certain conditions, upon notice to the Landlord. These renewal options were not included in the calculation of the operating lease assets and operating lease liabilities, as the renewal is not reasonably certain. The Second Amendment provides for annual base rent for the Second Expansion Premises of approximately $0.6 million in the first year of the Lease Term, which increases on an annual basis to approximately $0.7 million in the final year of the Lease Term, and annual base rent during the Option Terms to be calculated based on the Landlord’s good faith determination of 100% of the fair market rate for such Option Terms. The Company is also obligated to pay the Landlord certain costs, taxes and operating expenses, subject to certain exclusions. The Amendment also provides for $0.4 million from the Landlord for leasehold improvements on the Expansion Premises.

In July 2016, the Company entered into an agreement to lease laboratory space through November 30, 2019 from a sublessor, which required annual lease payments of $0.3 million, subject to certain escalations. This lease was terminated in August 2019.

For the three months ended March 31, 2020, the components of operating lease expense were as follows (in thousands):

		Three Months Ended
Operating lease expense	Statement of Operations Location	March 31, 2020
Fixed operating lease expense	Research and development expense	164
	General and administrative expense	86

Variable operating lease expense	Research and development expense	17
	General and administrative expense	9

Total operating lease expense		276

Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2020, was as follows (in thousands):

March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$232

Embedded Finance Leases

As part of our agreement with Meiji Seika Pharma Co. Ltd. (“Meiji”), the Company paid Meiji approximately $1.6 million during the three months ended December 31, 2018, related to fixed assets which will be used in manufacturing related activities at Meiji. The Company determined this equipment to be an embedded finance lease and has been capitalized as property and equipment in the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019. As this equipment was fully paid in 2018, there is no corresponding lease liability as of March 31, 2020.

The following table presents the lease balances within the condensed consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of March 31, 2020 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	March 31, 2020
Assets
Operating	Operating lease right of use assets	$4,765
Financing	Property and equipment, net	937
Total leased assets		$5,702

Liabilities
Current
Operating	Operating lease liabilities	$932
Non-Current
Operating	Non-current operating lease liabilities	4,521
Total lease liabilities		$5,453

Weighted average remaining lease term		7 years
Weighted average discount rate		10.3%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2020 (in thousands):

Years Ending December 31,
2020 (remainder)	$696
2021	943
2022	1,061
2023	1,076
2024	1,092
2025	1,108
Thereafter	1,862
Total future minimum lease payments	7,838
Less imputed interest	(2,385)
Total operating lease liabilities	$5,453

Total minimum future lease payments of approximately $4.3 million for a lease that has not commenced as of March 31, 2020 is not included in the table above or in the lease liability in consolidated financial statements, as the Company does not yet have control of the underlying asset. The lease is expected to commence in the second half of 2020, with a lease term of 7 years.

Rent expense during the three months ended March 31, 2020 was $0.2 million.

5.	Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of March 31, 2020 (in thousands):

	March 31, 2020	December 31, 2019
Accrued external research and development expenses	$10,898	$17,746
Accrued payroll and related expenses	861	2,630
Accrued professional fees	670	803
Accrued other	429	409
Total Accrued expenses and other current liabilities	$12,858	$21,588

6.	Rights Offering

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

The Rights Offering was fully backstopped by certain affiliates of BVF Partners L.P. (“BVF”), which agreed to purchase, at a minimum, their respective as-converted pro rata share of the offered shares under the Rights Offering, plus an additional amount of Common Stock or Series C Preferred Shares that are not subscribed by other purchasers in the Rights Offering, for a total of up to $30.0 million.

At the closing of the rights offering on March 5, 2020, a total of 1,046,249 shares of the Company’s common stock and 2,287 shares of Series C Preferred Stock were issued for aggregate gross proceeds of $30.0 million. The aggregate issue costs related to the offering were $0.5 million. $20.6 million of the aggregate gross proceeds relates to the issuance of Series C and the associated issuance costs are $0.1 million.

Each share of Series C Preferred Stock is convertible into 1,000 shares of Spero common stock at the election of the holder, subject to beneficial ownership conversion limits applicable to the Series C Preferred Stock. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series C Preferred Stock will receive a payment equal to $0.001 per share of Series C Preferred Stock before any proceeds are distributed to the holders of Common Stock and equal to any distributions to the holders of the Series A and Series B Convertible Preferred Stocks. The Series C Preferred Stock have no voting rights, except as required by law. The Series C Convertible Preferred Stock does not have any mandatory redemption rights or other redemption rights that would be outside of the Company’s control. As such, the Company has classified the Series C Convertible Preferred Stock within permanent equity in its consolidated balance sheet.

Upon issuance, each share of Series C Preferred Stock included an embedded beneficial conversion feature. The beneficial conversion feature arose because the market price of the Company’s common stock on the date of issuance of the Series C Preferred Stock was $9.22 per share as compared to an effective conversion price of the Series C Preferred Stock of $8.98 per share. As a result, the Company recorded the intrinsic value of the beneficial conversion feature of $0.5 million as a discount on the Series C Preferred Stock at issuance. Because the Series C Preferred Stock is immediately convertible upon issuance and does not include mandatory redemption provisions, the discount on the Series C Preferred Stock was immediately accreted.

7.	Common Stock

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, pursuant to which it registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to an at-the-market offering program sales agreement that it entered into with Cantor Fitzgerald & Co. (“Cantor”). Under the sales agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. During the three months ended March 31, 2020, the Company did not have any ATM sales.

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

In March 2020, at the closing of the rights offering, a total of 1,046,249 shares of the Company’s common were issued with total gross proceeds of $9.4 million. The cost of offering incurred was $0.4 million.

Subsequent to March 31, 2020 and through April 30, 2020, the Company sold 286,448 shares of its common stock under the ATM agreement at an average price of approximately $9.80 per share for aggregate gross proceeds of approximately $2.8 million prior to deducting sales commissions.

8.	Share-Based Compensation

Performance-based awards

During 2019, the Company granted 100,000 options and 50,000 restricted stock units (“RSUs”) containing the same performance-based vesting criteria.  These options and RSUs (the “Performance Awards”) are subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. Specifically, the Performance Awards are eligible for vesting based on the achievement of performance criteria, each representing a 25% vesting opportunity if achieved within a specified time during the performance period (the “Performance Period”), and relating to (i) the release of tebipenem HBr top-line data; (ii) FDA acceptance of a tebipenem HBr New Drug Application; (iii) non-dilutive financing; and (iv) equity financing. Following the Performance Period, Performance Awards determined to be eligible for vesting as a result of achievement of the performance criteria will vest as follows: (a) 50% of the eligible award will vest immediately, and (b) the remaining eligible award will vest (i) in the case of options, in equal monthly installments ending two years after the Performance Period expiration, and (ii) in the case of RSUs, on such two year anniversary.

As of March 31, 2020, 84,146 options and 40,750 RSUs granted under the 2017 Plan containing performance-based vesting criteria remain outstanding.

No compensation expense was recognized associated with performance-based awards as the performance condition is not yet probable of achievement.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.38 and $4.49 per option for those options granted during the three months ended March 31, 2020 and 2019, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.35%	2.53%
Expected term (in years)	6.23	6.25
Expected volatility	78.5%	73.5%
Expected dividend yield	0.0%	0.0%

The following table summarizes stock option activity (excluding RSUs) during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,969,428	$8.13	7.94	$6,689
Granted	810,828	9.30	—	—
Exercised	(91,396)	5.90	—	—
Forfeited or cancelled	(37,768)	11.13	—	—
Outstanding as of March 31, 2020	3,651,092	$8.42	7.94	$6,996
Outstanding as of March 31, 2020 - vested and expected to vest	3,651,092	$8.42	8.39	$6,996
Exercisable at March 31, 2020	1,514,383	$7.55	7.60	$2,298,901

As of March 31, 2020, a total of 4,015,763 shares have been authorized and reserved for issuance under all equity plans and 323,921 shares were available for future issuance under such plans.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019

Research and development expenses	$496	$369
General and administrative expenses	614	564
Total	$1,110	$933

9.	Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Operating Leases

The Company has entered into an operating lease agreement with U.S. REIF Central Plaza Massachusetts, LLC with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts (see Note 4).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2020 or December 31, 2019.

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

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of complicated urinary tract infections (“cUTI”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens.

The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of $2.5 million for tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.1 million.  The balance of the award is subject to BARDA exercising a second option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of tebipenem HBr in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) under the direction of Spero. Because the FDA requires data from a human pneumonic disease as supportive of use of an antibiotic to treat a biothreat infection, the scope of the BARDA award includes the assessment of tebipenem HBr levels in the lung of healthy volunteers as well as a proof of concept clinical trial in pneumonia patients. DRTA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program for tebipenem HBr. Together, the two agencies will provide up to $56.8 million in total funding for the clinical development and biodefense assessment of tebipenem HBr, a portion of which, $12.7 million, is subject to the exercise of options by BARDA and Spero’s achievement of specified milestones.

The Company recognized $1.2 million and $3.6 million of revenue under the BARDA award during the three months ended March 31, 2020 and 2019, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application, or NDA, submission with the U.S. Food and Drug Administration for SPR206. The Company recognized immaterial revenue under this agreement during the three months ended March 31, 2020.

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement was initially structured as a single, two-year $1.5 million award. The performance period has since then been extended through September 29, 2019. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. The Company did not recognize any revenue under this agreement during the three months ended March 31, 2020, and recognized immaterial revenue during the three months ended March 31, 2019.

NIAID

In February 2017, the Company was awarded a grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, under its Small Business Innovation Research program, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds had been committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended for an additional 12-month period. The Company recognized approximately $0.1 million and $0.1 million of revenue under this agreement during the three months ended March 31, 2020 and 2019, respectively.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to assign the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of December 31, 2018, funding for the base period and the first two option periods totaling $5.9 million have been committed. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of the agreement. The Company recognized approximately $0.3 million and $0.3 million of revenue under this agreement during the three months ended March 31, 2020 and 2019, respectively.

11.Collaboration and License Agreements

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

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.2 million and $6.6 million as of March 31, 2020 and December 31, 2019, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During the three months ended March 31, 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $81.1 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three months ended March 31, 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR720.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make milestone payments of up to $3.0 million upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. Additionally, the Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the condensed consolidated balance sheet as of March 31, 2020.

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

Northern License Agreement

The Company and Northern terminated this agreement effective January 1, 2020.

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

Under the terms of the Everest License Agreement, the Company received an upfront payment of $3.0 million that was recognized in the first quarter of 2019, comprised of a $2.0 million payment to license SPR206 and $1.0 million for the exclusive option to negotiate a license to develop SPR741. The Company will receive a milestone payment of $2.0 million upon completion and delivery of the results of a clinical study and future milestones of up to $1.5 million if the Company chooses to complete a future clinical study. The Company may also receive up to an additional $55.0 million in milestone payments upon Everest’s achievement of certain developmental, regulatory and sales milestone events related to SPR206, which achievement cannot be guaranteed. The Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

Accounting Analysis and Revenue Recognition

The following table shows the performance obligations, along with their SSP and the transaction price allocated to the performance obligations (in thousands) identified by the Company:

	Standalone	Transaction
	Selling	Price
Performance Obligations	Price	Allocated	Recognition Method
License and know-how transfer (1)	$9,858	$3,553	Fully satisfied; recognized upon delivery of the license
Exclusive option on SPR741	400	144	Recognized in Q4 2019 upon the return of the IP rights to Northern
Research and development services (2)	3,614	1,303	Recognized over time as services are delivered through the expected completion date of Q3 2020
		$5,000

(1)	The standalone selling price for the license and know-how transfer was determined using the residual approach, corroborated by internal cost estimates.
(2)

The standalone selling price for the research and development services was estimated using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider and using internal full-time equivalent costs to support the development services.

During the three months ended March 31, 2020, the Company recognized $0.2 million of revenue related to this agreement. As of March 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $0.1 million. The Company has a contract asset of $1.91 million, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2020.

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

During the three months ended March 31, 2020, the Company recorded $0.2 million as a reduction to research and development expense related to activities funded by Gates MRI.

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

The Company recorded $0.2 million and less than $0.1 million as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss during the three months ended March 31, 2020 and 2019, respectively, associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $1.0 million and $0.8 million as of March 31, 2020, and December 31, 2019, respectively.

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(23,258)	$(5,072)
Deemed dividend	(549)	—
Net loss attributable to common stockholders	$(23,807)	$(5,072)

Denominator:
Weighted average common shares outstanding, basic and diluted	19,557,418	17,221,120

Net loss per share, basic and diluted	$(1.22)	$(0.29)

In 2020, the net loss applicable to common stockholders did not equal net loss due to the accretion of the beneficial conversion feature of Series C Preferred Stock in the amount of $0.5 million. The beneficial conversion feature was initially recorded as a discount on the Series C Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the Series C Preferred Stock was then immediately written off as a deemed dividend as the Series C Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder.

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

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	3,651,092	3,082,943
Unvested restricted stock units	40,750	50,000
Series A convertible preferred stock (as converted to common shares)	1,720,000	2,222,000
Series B convertible preferred stock (as converted to common shares)	1,000,000	1,000,000
Series C convertible preferred stock (as converted to common shares)	2,287,000	—
	8,698,842	6,354,943

14.	Subsequent Events

The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date at which the condensed consolidated financial statements were available to be issued. Other than as disclosed in Note 7, there were no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving multi-drug resistant, or MDR, bacterial infections and rare diseases. Our most advanced product candidate, Tebipenem Pivoxil Hydrobromide, or tebipenem HBr (previously SPR994), is designed to be the first oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We are also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by pulmonary non-tuberculous mycobacterial infections, or NTM disease. In addition, we have a platform technology known as our Potentiator Platform, which includes an IV-administered product candidate, SPR206, being developed to treat MDR Gram-negative infections in the hospital. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception.  Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2020, we had an accumulated deficit of $222.7 million, and cash, cash equivalents and marketable securities of $88.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021, including through the filing of an NDA for tebipenem HBr. Because these funds will not be sufficient to fund our operations, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern. We will require additional funding to fund the development of our product candidates through regulatory approval and commercialization, and to support our continued operations. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect our business prospects or our ability to continue operations.

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

Recent Developments

Business Update regarding COVID-19

The spread of SARS-CoV-2, and the resulting disease COVID-19 during the first quarter of 2020, has caused an economic downturn on a global scale, as well as widespread business disruptions and significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic.  In response to the pandemic, we have implemented a remote working policy for all employees to aid the global containment effort.  Based on our current assessment, we do not expect any material impact on our existing development timeline or our liquidity due to the pandemic. However, we are actively monitoring this situation and its possible effects on our business.  The ultimate extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Closing of Rights Offering for Net Proceeds of Approximately $29.5 Million

On March 5, 2020, we closed our previously announced rights offering issuing 1,046,249 shares of common stock and 2,287 shares of Series C Preferred Stock raising net proceeds of approximately $29.5 million.

Tebipenem HBr – Completion of patient enrollment in pivotal Phase 3 clinical trial (ADAPT-PO) of oral tebipenem HBr versus intravenous ertapenem for the treatment of complicated urinary tract infection and exercise of $15.9 million option by BARDA for tebipenem HBr development

On May 5, 2020, we announced that ADAPT-PO completed enrollment of over 1,370 eligible subjects in a global study designed as a double-blind, double-dummy clinical trial to compare an all-oral regimen of tebipenem HBr dosed as 600 mg TID with a standard-of-care intravenous (IV) antibiotic, ertapenem, in patients with cUTI and AP, randomized 1:1 in each arm.  With enrollment complete, the final group of patients in the trial will complete their treatment course and final safety follow-up visit.  The Company anticipates reporting topline results from the ADAPT-PO clinical trial in the third quarter of 2020.

On February 5, 2020, we announced that the Biomedical Advanced Research and Development Authority, or BARDA exercised its first contract option for additional committed funding pursuant to its existing contract with us. Specifically, the option exercise provides us with $15.9 million in reimbursement for the further development of tebipenem HBr. The $15.9 million option exercise is expected to support the funding of specified manufacturing activities required for approval of tebipenem HBr, including active pharmaceutical ingredient, or API, validation batch manufacturing and stability studies. Additionally, the option is expected to support the funding of several non-clinical and clinical development activities, including a Phase 1 bronchoalveolar lavage, or BAL, study in healthy subjects that we anticipate initiating in the third quarter of 2020, as well as non-human primate efficacy studies in one or more models of biothreat disease. The option was exercised under our existing 2018 contract with BARDA, which provides for reimbursement to us of up to $46.8 million for qualified expenses for tebipenem HBr development over a five-year period. Total committed funding under the BARDA award to date is $34.1 million, inclusive of the first contract option exercised in 2020. There is a second option exercisable by BARDA for the remaining $12.7 million of funding, subject to specified milestones being achieved under the award agreement. Furthermore, the Defense Threat Reduction Agency, or DTRA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program for tebipenem HBr.

SPR720 – Receipt of FDA orphan drug designation status for SPR720 for the treatment of nontuberculous mycobacterial (NTM) infection, recent FDA meeting, and first indication of human safety and PK profiles for SPR720 in Phase 1 clinical trial supports advancement of program to a Phase 2a proof-of-concept clinical trial in patients planned to initiate in the second half of 2020

In May 2020, we had a meeting with the FDA to discuss the development plan for SPR720 for the treatment of nontuberculous mycobacterial disease. We anticipate receiving written minutes from the FDA within thirty days of the meeting. We plan to submit an Investigational New Drug Application, or IND, to the FDA and initiate a Phase 2a clinical trial of SPR720 in patients with NTM disease during the second half of 2020.

In March 2020, the FDA granted orphan drug designation for oral SPR720 for the treatment of nontuberculous mycobacterial, or NTM infection. The FDA’s Office of Orphan Products Development, or OOPD grants orphan designation status to a drug that is intended to treat a rare disease or condition that affects fewer than 200,000 persons in the United States.  Orphan drug designation provides certain benefits and incentives that may include tax credits towards the cost of clinical trials and prescription drug user fee waivers and the potential for seven years of market exclusivity in the United States upon regulatory approval.

On December 4, 2019, we announced preliminary findings from our Phase 1 first-in-human clinical trial of SPR720. Analysis of blinded data from the Phase 1 double-blind, placebo-controlled single ascending dose, or SAD, and multiple ascending dose, or MAD, clinical trial in healthy volunteers suggests that SPR720 is generally well-tolerated, with a pharmacokinetic, or PK, profile that we believe supports the further development of SPR720 as an oral agent for the treatment of NTM disease. Specifically, there were no serious adverse events reported and all participants completed the trial. An analysis of preliminary data indicates that SPR720 was generally well-tolerated at doses up to 1000 mg over the maximum studied duration of 14 days. Preliminary analyses of PK data across the cohorts show no significant impact of either advanced age or administration with food on PK variables. At doses of 500 mg or higher, the mean plasma drug exposures of SPR719, the active metabolite of SPR720, are consistent with those suggested by in vitro and in vivo models of SPR720 to be necessary for clinical efficacy against target NTM pathogens. In early February 2020, data from the SPR720 Phase 1 clinical trial were unblinded and the findings are in line with the preliminary analysis.

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

We expect to receive a development milestone payment from our partner Everest Medicines upon delivery of the SPR206-101 SAD/MAD clinical study report, or CSR, as specified under the regional collaboration launched in 2019 and expect to present final data from the Phase 1 clinical trial in the second half of 2020. In conjunction with Everest Medicines, and through its grant from the DoD awarded in July 2019, we plan to conduct a Phase 1 BAL clinical trial assessing the penetration of SPR206 into the pulmonary compartment in the second half of 2020 as well as initiate a renal impairment study of SPR206.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates.

Since the fourth quarter of 2016 and through March 31, 2020, we have recorded research and development expenses conducted by our Australian subsidiary net of a 43.5% research and development tax incentive we expect to receive for qualified expenses from the Australian government.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. The Company continues to expect that its research and development expenses will increase in 2020 relative to 2019 due to the greater expense associated with the pivotal ADAPT-PO trial, for which the Company expects to report data in the third quarter of 2020, the initiation of a SPR720 Phase 2a clinical trial in the second half of 2020, and increased research and development personnel to support the ongoing and planned programs.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

•

successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority, including on account of the disruptive impacts of the COVID-19 pandemic;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research, development and commercialization of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, infrastructure and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three months ended March 31, 2020 and 2019.

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had federal and state net operating loss carryforwards of $156.8 million and $157.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2033. In addition, as of December 31, 2019, we had foreign net operating loss carryforwards of $7.7 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $4.1 million and $1.1 million, respectively, which begin to expire in 2033 and 2028, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

We recognize funding received from the Biomedical Advanced Research and Development Authority, or BARDA, the U.S. Department of Defense, or the DoD, and the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, as revenue, rather than as a reduction of research and development expenses, because we are the principal in conducting the research and development activities and these contracts are central to our ongoing operations. We recognize revenue only after the qualifying expenses related to the contracts have been incurred, we are reasonably assured that the expenses will be reimbursed and the revenue is collectable. We record revenue recognized upon incurring qualifying expenses in advance of billing as unbilled revenue, which is included in other receivables in our consolidated balance sheet. The related costs incurred by us are included in research and development expense in our consolidated statements of operations and comprehensive loss.

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

Related to these incentives, we recognized reductions of research and development expense of $0.2 million and less than $0.1     million during the three months ended March 31, 2020 and 2019, respectively.

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

Share-Based Compensation

We measure all share-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model, and we recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options and incentive units, the risk-free interest rate for a period that approximates the expected term of our common stock options and incentive units, and our expected dividend yield.

Results of Operations

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of revenues and the satisfaction of liabilities in the normal course of business. We have incurred losses from the inception of our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Revenues:
Grant revenue	$1,532	$3,911	$(2,379)
Collaboration revenue	169	3,807	(3,638)
Total revenues	1,701	7,718	(6,017)

Operating expenses:
Research and development	20,436	9,526	10,910
General and administrative	4,086	3,888	198
Total operating expenses	24,522	13,414	11,108
Loss from operations	(22,821)	(5,696)	(17,125)
Other income (expense):
Interest income	237	239	(2)
Other income (expense), net	(674)	385	(1,059)
Total other income (expense), net	(437)	624	(1,061)
Net loss	$(23,258)	$(5,072)	$(18,186)

Grant Revenue

	Three Months Ended March 31,
	2020	2019	$ Change
BARDA Contract (tebipenem HBr)	$1,182	$3,599	$(2,417)
NIAID Contract (SPR206)	301	279	22
NIAID Award (SPR720)	40	31	9
DoD Agreement (Potentiator Platform)	9	2	7
Total grant revenue	$1,532	$3,911	$(2,379)

Grant revenue recognized during the three months ended March 31, 2020 and 2019 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the three months ended March 31, 2020 was primarily due to decreased funding received under our BARDA contract offset by immaterial increases received under our other government awards.

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	$ Change
Direct research and development expenses by program:
Tebipenem HBr (SPR994)	$15,308	$3,708	$11,600
SPR720	571	1,064	(493)
Potentiator Platform (SPR206 and SPR741)	373	1,236	(863)
Unallocated expenses:
Personnel related (including share-based compensation)	3,258	2,582	676
Facility related and other	926	936	(10)
Total research and development expenses	$20,436	$9,526	$10,910

Direct costs related to our tebipenem HBr program increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to $11.6 million in additional costs related to our pivotal Phase 3 clinical trial, as well as expenses related to formulation development, manufacturing process and manufacturing of clinical trial material. Additionally, during 2020 and 2019, research and development expenses for our tebipenem HBr program conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $1.0 million. We expect direct costs related to tebipenem HBr to continue to increase as we conclude our pivotal Phase 3 clinical trial and incur expenses related to a potential NDA filing for tebipenem HBr.

Direct costs related to our SPR720 program decreased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to lower costs related to the Phase 1 clinical trial of SPR720. Direct costs related to our SPR720 program during the three months ended March 31, 2020 reflect a $0.2 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $0.8 million during the three months ended March 31, 2020, primarily due to higher costs incurred in the prior year related to the Phase 1 trial. Direct costs related to our SPR741 program were immaterial for both the three months ended March 31, 2020 and 2019, due to the decision in early January 2020 to proceed with SPR206 as the lead product candidate within the Potentiator Platform and discontinue development of SPR741.

The increase in personnel-related costs included in unallocated expenses of $0.7 million was due to an increase in research and development headcount, as well as a $0.5 million increase in share-based compensation.

The decrease in facility-related and other costs was primarily due to the increased costs of supporting a larger group of research and development personnel and their research efforts.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	$ Change
Personnel related (including share-based compensation)	$2,287	$2,003	$284
Professional and consultant fees	1,333	1,371	(38)
Facility related and other	466	514	(48)
Total general and administrative expenses	$4,086	$3,888	$198

The increase in personnel-related costs of $0.3 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the three months ended March 31, 2020 and 2019 included share-based compensation expense of $0.6 million and $0.6 million, respectively.

Professional and consultant fees remained relatively flat as increased commercial readiness activities were offset by lower legal expenses.

The decrease in facility-related and other costs was primarily due to the higher allocation of costs to research and development due to the increased research and development headcount.

Other Income (Expense), Net

Other income (expense), net was $(0.4) million for the three months ended March 31, 2020, compared to $0.6 million for the three months ended March 31, 2019. The change was primarily due to unrealized foreign currency loss recognized in the first quarter of 2020, in comparison to unrealized foreign currency gain in the first quarter of 2019, as a result of unfavorable foreign currency fluctuations.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under license and collaboration agreements and funding from government contracts, with proceeds from the IPO of our common stock, in July 2018 with an underwritten public offering of our common and preferred stock, and subsequent sales of our common stock and preferred stock. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $88.8 million.

On February 11, 2020, the Company announced a rights offering pursuant to which it distributed to holders of its common stock and Series A Preferred Stock and Series B Preferred Stock, at no charge, non-transferable subscription rights to purchase shares of our common stock and Series C Convertible Preferred Stock, or Series C Preferred Stock, with an aggregate offering value of $30.0 million. For each share of common stock (including shares of common stock issuable upon conversion of the Company’s outstanding shares of Series A Preferred Stock and Series B Preferred Stock) owned by holders of record as of 5:00 p.m., New York time, on February 10, 2020, such holders received 0.152 rights to purchase shares of our common stock (subject to the aggregate offering threshold and certain ownership limitations). Each whole right allowed holders to subscribe for one share of common stock at the subscription price equal to $9.00 per whole share (or an equivalent number of shares of Series C Preferred Stock). The total number of subscription rights issued to each stockholder was rounded down to the nearest whole number.

Any participant in the rights offering that, following exercise of such participant’s subscription right, would be or become a holder of greater than 9.99% of the outstanding number of shares of the Company’s common stock following the offering could elect to instead purchase Series C Preferred Stock at a purchase price of $9,000 per share (ratably adjusted for fractional shares), and any such holder so electing had a right to purchase one one-thousandth of a share of Series C Preferred Stock for each share of common stock it had a right to purchase under the subscription rights. Each share of Series C Preferred Stock is convertible into 1,000 shares of our common stock at the election of the holder, subject to beneficial ownership conversion limits applicable to the Series C Preferred Stock. The Series C Preferred Stock generally have no voting rights, except as required by law, and participate pari passu (on an as-converted basis) with any distribution of proceeds to holders of common stock and Series A Preferred Stock and Series B Preferred Stock, in the event of the Company’s liquidation, dissolution or winding up or the payment of a dividend on the common stock.

At the closing of the rights offering on March 5, 2020, a total of 1,046,249 shares of our common stock and 2,287 shares of Series C Preferred Stock were issued for aggregate gross proceeds of $30.0 million. Issue costs related to the offering were $0.5 million.

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. During the three months ended March 31, 2020, we did not have any ATM sales.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(23,329)	$(10,924)
Cash provided by investing activities	27,776	24,671
Cash provided by financing activities	30,186	1,568
Net increase in cash and cash equivalents	$34,633	$15,315

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $23.3 million, primarily resulting from our net loss of $23.3 million, adjusted for net non-cash items of $1.8 million (primarily stock-based compensation and unrealized foreign currency transaction loss). Net cash provided by changes in our operating assets and liabilities was $(1.9) million and consisted primarily of a decrease of $4.8 million in receivables and a $4.8 million increase in accounts payable. These increases in cash were offset by a $0.9 million increase in prepaid expenses and other current assets and a decrease of $9.4 million in accrued expenses. Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our development programs and the timing of vendor invoicing and payments.

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

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2020 was $27.8 million primarily related to the maturities of marketable securities of $31.8 million offset by purchases of marketable securities of $4.0 million.

Cash provided by investing activities during the three months ended March 31, 2019 was $24.7 million primarily related to the net maturities of marketable securities.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2020 was $30.2 million, consisting primarily of proceeds of $30.0 million from the sale of common stock and Preferred Series C shares in our rights offering and proceeds of $0.5 million from the exercise of employee stock options, offset by offering expenses of $0.4 million.

Cash provided by financing activities during the three months ended March 31, 2019, of $1.6 million consisted primarily of proceeds of $1.5 million from the sale of common stock under the ATM program and $0.1 million of proceeds from the exercise of employee stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our clinical programs and prepare for possible commercialization of one or more of our product candidates. In addition, we expect to incur additional costs associated with our continued operation as a public company. The timing and amount of our operating expenditures will depend largely on:

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $88.8 million. In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2020, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will not be sufficient to fund our operating expenses and capital expenditure requirements, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q. Specifically, we believe these funds will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021, including through the filing of an NDA for tebipenem HBr. Because these funds will not be sufficient to fund our operations, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern for the next twelve months.  As a result, the opinion from our independent registered public accounting firm with respect to our annual financial statements contains an explanatory paragraph about such substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect our business prospects or our ability to continue operations.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, government funding, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, including relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $88.8 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of March 31, 2020, the net fair value of our interest sensitive marketable securities would hypothetically decline by less than $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the COVID-19 Pandemic

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our offices with our administrative employees continuing their work outside of our offices and restricted on-site staff to only those required to execute their job responsibilities.

As a result of the COVID-19 outbreak, or similar pandemics, we have experienced, and may in the future experience, certain disruptions that could materially impact our business, preclinical studies and clinical trials.  Such disruptions may include:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or disruptions in preclinical studies or clinical trials due to unforeseen circumstances at contract research organizations and vendors along their supply chain;
•

increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not being willing to travel to clinical trial sites;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring and data collection, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines and other agency interactions;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, continued reliance on working from home or mass transit disruptions.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our business, operations and financial condition and results.

In addition, the trading prices for our common stock and the securities of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to evolve rapidly. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net loss was $23.3 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will not be sufficient to fund our operating expenses and capital expenditure requirements, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q. Specifically, we believe these funds will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021, including through the filing of an NDA for tebipenem HBr. Because these funds will not be sufficient to fund our operations as currently planned for more than one year beyond the filing date of this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern for the next twelve months. As a result, the opinion from our independent registered public accounting firm with respect to our annual financial statements contains an explanatory paragraph about such substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect our business prospects or our ability to continue operations.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we commence and advance our ongoing and planned clinical trials and other studies of tebipenem HBr, SPR720 and SPR206, seek marketing approval for tebipenem HBr if clinical trials are successful, and evaluate the advancement of our other product candidates. If we obtain marketing approval for tebipenem HBr or any other product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021, including through the filing of an NDA for tebipenem HBr. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of March 31, 2020, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of our Potentiator Platform product candidates and an award from the DoD Congressionally Directed Medical Research Programs, or CDMRP, Joint Warfighter Medical Research Program for SPR206.

The BARDA award provides total reimbursement to us of $46.8 million for qualified expenses for tebipenem HBr development over a five-year period through November 2021. The award initially committed funding of $15.7 million over a three-year base period from July 2018 to June 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of $2.5 million for tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to $18.1 million. In February 2020, BARDA exercised its first option under the contract, committing $15.9 million for tebipenem HBr through November 2021. Total committed funding under the BARDA award to date is $34.1 million, including the first option exercised in 2020. There is a second option exercisable by BARDA for the remaining $12.7 million of funding, subject to specified milestones being achieved under the award agreement. As part of our tebipenem HBr collaboration with BARDA described above, there will be studies assessing the efficacy of tebipenem HBr in treatment of infections caused by biodefense threats such as anthrax, plague, and melioidosis, including a clinical trial in pneumonia patients. The Defense Threat Reduction Agency, or DTRA, will provide up to $10.0 million in addition to the total potential $46.8 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing tebipenem HBr in these areas, we will not receive any funds from DTRA. Upon these achievements, BARDA may exercise its second option to fund a Phase 2 clinical trial in community-acquired bacterial pneumonia patients to demonstrate safety and data suggestive of efficacy.

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

On June 12, 2019, we entered into a securities purchase agreement with Novo Holdings A/S, or Novo, to sell up to an aggregate of $10.0 million of our common stock in two closings pursuant to our effective registration statement on Form S-3 (Registration No. 333-228661). The initial closing occurred on June 14, 2019 and consisted of 465,983 shares of common stock sold at a price of $10.73 per share for gross proceeds of approximately $5.0 million, prior to deducting offering expenses. The second closing occurred on October 18, 2019 and consisted of 465,116 shares of common stock sold at a price of $10.75 per share for gross proceeds of approximately $5.0 million, prior to deducting offering expenses.

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include ceftibuten/clavulanate, or C-Scape from Cipla Therapeutics, Inc., and sulopenem from Iterum Therapeutics Limited.  If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including ceftazidime-avibactam, or Avycaz, from Allergan plc and Pfizer Inc., ceftolozane-tazobactam, or Zerbaxa, from Merck & Co., imipenem/cilastatin and relebactam, or Recarbrio, from Merck & Co., plazomicin, or Zemdri, from Cipla Therapeutics, Inc., cefiderocol, or Fetroja, from Shionogi & Co. Ltd., eravacycline, or Xerava, from Tetraphase Pharmaceuticals, Inc. and meropenem-vaborbactam, or Vabomere, from Melinta Therapeutics, Inc.

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

We currently expect that some of our product candidates, if approved, will be administered in a hospital inpatient setting. In the United States, governmental and other third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all, or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidates in light of the additional associated cost. If we are forced to lower the price we charge for our product candidates, if approved, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed, or our competitive position could be compromised.

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

Our business is subject to audit by the U.S. government and other potential sources for grant funding, including under our contracts with BARDA, NIAID and DoD, and a negative outcome in an audit could adversely affect our business

U.S. government agencies such as the Department of Health and Human Services, or the DHHS, and the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. To the extent that we fail to obtain such assignments, or such assignments are breached, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and scientific personnel.

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

In March 2020, the FDA granted orphan drug designation for SPR720. We may seek orphan drug designation for certain of our other product candidates. We may not be able to obtain or maintain orphan drug designations for any of our other product candidates, and we may be unable to take advantage of the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

Even though we have obtained orphan drug designation for SPR720 and may seek orphan drug designation for other product candidates in the future, there is no assurance that we will be the first to obtain marketing approval for NTM infection or for any particular rare indication. Further, even though we have obtained orphan drug designation for SPR720, or even if we obtain orphan drug designation for other product candidates, such designation may not effectively protect us from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved, the FDA can subsequently approve a competing drug for the same condition for several reasons, including, if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

Our management will have broad discretion in the application of our cash reserves and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

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

As of March 31, 2020, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 42% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Consulting Agreement, dated November 4, 2019, by and between the Registrant and Danforth Advisors, LLC	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: May 8, 2020	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Stephen J. DiPalma
Stephen J. DiPalma
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)