Form 10-Q
period 2020-06-30
Spero Therapeutics, Inc.
filed 2020-08-06
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 30, 2020, the registrant had 21,152,541 shares of common stock, $0.001 par value per share, outstanding.

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

i

Spero Therapeutics, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$65,342	$29,730
Marketable securities	6,018	52,315
Other receivables	4,033	7,760
Tax incentive receivable, current	736	786
Prepaid expenses and other current assets	9,157	4,823
Total current assets	85,286	95,414
Property and equipment, net	1,988	2,273
Tax incentive receivable	339	21
Operating lease right of use assets	4,854	4,875
Other assets	5,078	3,520
Total assets	$97,545	$106,103

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,562	$4,147
Accrued expenses and other current liabilities	16,514	21,588
Operating lease liabilities	936	928
Total current liabilities	19,012	26,663
Non-current operating lease liabilities	4,623	4,617
Other long-term liabilities	196	249
Total liabilities	23,831	31,529
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 5,007 shares issued and outstanding as of June 30, 2020 and 2,720 shares issued and outstanding as of December 31, 2019	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 21,014,095 shares issued and outstanding as of June 30, 2020 and 19,190,695 shares issued and outstanding as of December 31, 2019	21	19
Additional paid-in capital	313,864	273,966
Accumulated deficit	(240,186)	(199,427)
Accumulated other comprehensive gain (loss)	15	16
Total stockholders' equity	73,714	$74,574
Total liabilities and stockholders' equity	$97,545	$106,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Grant revenue	$1,676	$2,089	$3,208	$6,000
Collaboration revenue	51	67	220	3,874
Total revenues	1,727	2,156	3,428	9,874

Operating expenses:
Research and development	15,656	12,026	36,092	21,552
General and administrative	4,547	3,782	8,633	7,670
Total operating expenses	20,203	15,808	44,725	29,222
Loss from operations	(18,476)	(13,652)	(41,297)	(19,348)
Other income (expense):
Interest income	86	367	323	606
Other income (expense), net	889	135	215	520
Total other income (expense), net	975	502	538	1,126
Net loss	$(17,501)	$(13,150)	$(40,759)	$(18,222)

Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.74)	$(2.06)	$(1.04)

Weighted average common shares outstanding, basic and diluted:	20,633,402	17,667,620	20,095,415	17,445,600

Comprehensive loss:
Net loss	(17,501)	(13,150)	(40,759)	(18,222)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	34	5	(1)	28
Reclassification adjustment for gains included in net loss	—	—	—	6
Net unrealized gains (losses) on securities	34	5	(1)	34
Total comprehensive loss	$(17,467)	$(13,145)	$(40,760)	$(18,188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(40,759)	$(18,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379	372
Non-cash lease cost	224	—
Share-based compensation	2,324	1,866
Realized (gain) loss on investments	—	(1)
Unrealized foreign currency transaction (gain) loss	(251)	(29)
Accretion of discount on marketable securities	(59)	(561)
Changes in operating assets and liabilities:
Other receivables	3,727	(1,697)
Prepaid expenses and other current assets	(4,334)	1,190
Tax incentive receivables	(252)	(235)
Other assets	(1,761)	(745)
Accounts payable	(2,567)	(2,526)
Accrued expenses and other current liabilities	(4,843)	(2,398)
Other long-term liabilities	(53)	(8)
Net cash used in operating activities	(48,225)	(22,994)
Cash flows from investing activities:
Purchases of marketable securities	(3,995)	(32,853)
Proceeds from maturities of marketable securities	50,350	82,537
Purchases of property and equipment	(94)	(168)
Net cash provided by (used in) investing activities	46,261	49,516
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	7,271	10,251
Proceeds from the issuance of common stock related to Rights Offering	9,416	—
Proceeds from issuance of Series C Preferred Shares	20,583	—
Payment of offering costs	(502)	(79)
Proceeds from stock option exercises	808	359
Net cash provided by financing activities	37,576	10,531
Net increase (decrease) in cash and cash equivalents	35,612	37,053
Cash, cash equivalents and restricted cash at beginning of period	29,730	34,080
Cash, cash equivalents and restricted cash at end of period	$65,342	$71,133

Supplemental disclosure of non-cash investing and financing activities:
Offering costs in accounts payable and accruals	$—	$79

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at March 31, 2020	5,007	—	20,328,340	20	305,111	(222,685)	(19)	82,427	—	82,427
Issuance of common stock upon the exercise of stock options	—	—	40,537	—	269	—	—	269	—	269
Issuance of common stock, net of issuance costs	—	—	645,218	1	7,270	—	—	7,271	—	7,271
Share-based compensation expense	—	—	—	—	1,214	—	—	1,214	—	1,214
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	34	34	—	34
Net loss	—	—	—	—	—	(17,501)	—	(17,501)	—	(17,501)
Balances at June 30, 2020	5,007	—	21,014,095	21	313,864	(240,186)	15	73,714	—	73,714

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at December 31, 2019	2,720	—	19,190,695	19	273,966	(199,427)	16	74,574	—	74,574
Issuance of common stock upon the exercise of stock options	—	—	131,933	—	808	—	—	808	—	808
Issuance of common stock, net of offering costs of $462 and net of issuance costs	—	—	1,691,467	2	16,224	—	—	16,226	—	16,226
Issuance of Series C preferred stock, net of offering costs of $41	2,287	—	—	—	19,993	—	—	19,993	—	19,993
Accretion of Series C preferred stock	—	—	—	—	549	—	—	549	—	549
Share-based compensation expense	—	—	—	—	2,324	—	—	2,324	—	2,324
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1)	(1)	—	(1)
Net loss	—	—	—	—	—	(40,759)	—	(40,759)	—	(40,759)
Balances at June 30, 2020	5,007	—	21,014,095	21	313,864	(240,186)	15	73,714	—	73,714

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at March 31, 2019	3,220	—	17,335,066	17	256,530	(143,574)	1	112,974	355	113,329
Issuance of common stock upon the exercise of stock options	—	—	43,354	—	300	—	—	300	—	300
Issuance of common stock, net of issuance costs	—	—	771,955	1	8,251	—	—	8,252	—	8,252
Conversion of convertible preferred stock to common stock	(500)	—	500,000	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	933	—	—	933	—	933
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5	5	—	5
Net loss	—	—	—	—	—	(13,150)	—	(13,150)	—	(13,150)
Balances at June 30, 2019	2,720	—	18,650,375	19	266,013	(156,724)	6	109,314	355	109,669

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at December 31, 2018	3,220	—	17,205,962	17	254,013	(138,502)	(28)	115,500	355	115,855
Issuance of common stock upon the exercise of stock options	—	—	53,368	—	359	—	—	359	—	359
Issuance of common stock, net of issuance costs	—	—	891,045	1	9,776	—	—	9,777	—	9,777
Conversion of convertible preferred stock to common stock	(500)	—	500,000	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,866	—	—	1,866	—	1,866
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	34	34	—	34
Net loss	—	—	—	—	—	(18,222)	—	(18,222)	—	(18,222)
Balances at June 30, 2019	2,720	—	18,650,375	19	266,013	(156,724)	6	109,314	355	109,669

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

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates and the ability to secure additional capital to fund operations. The Company’s product candidates will require additional preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The pandemic caused by COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. The Company has experienced impacts to its clinical and development timelines due to the worldwide spread of COVID-19. However, to date, the Company has not experienced material impacts to liquidity, nor has it incurred impairment of any assets as a result of COVID-19. The Company continues to monitor this situation and the possible effects on its business, results of operations and financial condition, including expenses, manufacturing, clinical trials, research and development costs and employee-related amounts.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, a licensing agreement and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses attributable to Spero Therapeutics, Inc. of $17.5 million and $13.2 million for the three months ended June 30, 2020 and 2019, respectively, and $40.8 million and $18.2 million for the six months ended June 30, 2020 and 2019, respectively. In addition, as of June 30, 2020, the Company had an accumulated deficit of $240.2 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020, and results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019 have been made. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of June 30, 2020, and December 31, 2019, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. As of June 30, 2020, and December 31, 2019, the Company had no capitalized deferred offering costs.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of June 30, 2020, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2020 and 2019, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2020, or to our net deferred tax assets as of June 30, 2020.

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No 2016-13, Financial Instruments – Credit Losses (Topic 326). The Accounting Standards Codification 326, Financial Instruments- Credit Losses (“ASC 326”) requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Under ASU 2016-13, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments related to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position no longer impacts the determination of whether a credit loss exists.  The Company adopted the guidance on January 1, 2020 with no impact.  For available-for-sale securities, the updated guidance was applied prospectively. During the six months ended June 30, 2020, the impact of the COVID-19 pandemic on the Company’s available-for-sale securities was insignificant.

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

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$62,758	$—	$62,758
Total cash equivalents	—	62,758	—	62,758
Marketable securities:
U.S. government securities	—	—	—	—
Corporate bonds	—	4,021	—	4,021
Commercial paper	—	1,997	—	1,997
Total marketable securities	—	6,018	—	6,018
Total cash equivalents and marketable securities	$—	$68,776	$—	$68,776

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$26,751	$—	$26,751
Total cash equivalents	—	26,751	—	26,751
Marketable securities:
U.S. government securities	—	16,797	—	16,797
Corporate bonds	—	14,060	—	14,060
Commercial paper	—	21,458	—	21,458
Total marketable securities	—	52,315	—	52,315
Total cash equivalents and marketable securities	$—	$79,066	$—	$79,066

Excluded from the tables above is cash of $2.6 million and $3.0 million as of June 30, 2020, and December 31, 2019, respectively. During the six months ended June 30, 2020, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
U.S. government securities	$—	$—	$—	$—
Corporate bonds	4,006	15	—	4,021
Commercial paper	1,997	—	—	1,997
	$6,003	$15	$—	$6,018

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$16,791	$6	$—	$16,797
Corporate bonds	14,050	12	(2)	14,060
Commercial paper	21,458	—	—	21,458
	$52,299	$18	$(2)	$52,315

As of June 30, 2020, and December 31, 2019, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

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

As of June 30, 2019, the Company’s fair value of the anti-dilution rights of $0.2 million related only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc.

In November 2019, the Company repurchased 100% of the minority investor’s outstanding shares in Spero Gyrase, Inc. at a price per share of $0.001. As a result, as of June 30, 2020, there are no anti-dilution rights outstanding.

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

On May 4, 2020, the Company entered into a third amendment to the Original Lease, as amended by the Second Amendment (the “Third Amendment”). The Third Amendment made certain modifications, including (i) amending the commencement date of the Second Expansion Premises with a term beginning in August 2020, and (ii) an extension of the expiration date of all existing leases through July 2027.

In July 2016, the Company entered into an agreement to lease laboratory space through November 30, 2019 from a sublessor, which required annual lease payments of $0.3 million, subject to certain escalations. This lease was terminated in August 2019.

For the three and six months ended June 30, 2020, the components of operating lease expense were as follows (in thousands):

		Three Months Ended	Six Months Ended
Operating lease expense	Statement of Operations Location	June 30, 2020	June 30, 2020
Fixed operating lease expense	Research and development expense	$166	$330
	General and administrative expense	85	170

Variable operating lease expense	Research and development expense	22	39
	General and administrative expense	11	20

Total operating lease expense		$284	$559

Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2020, was as follows (in thousands):

June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$463

Embedded Finance Leases

As part of our agreement with Meiji Seika Pharma Co. Ltd. (“Meiji”), the Company paid Meiji approximately $1.6 million during the three months ended December 31, 2018, related to fixed assets which will be used in manufacturing related activities at Meiji. The Company determined this equipment to be an embedded finance lease and has been capitalized as property and equipment in the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019. As this equipment was fully paid in 2018, there is no corresponding lease liability as of June 30, 2020.

The following table presents the lease balances within the condensed consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of June 30, 2020 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	June 30, 2020
Assets
Operating	Operating lease right of use assets	$4,854
Financing	Property and equipment, net	870
Total leased assets		$5,724

Liabilities
Current
Operating	Operating lease liabilities	$936
Non-Current
Operating	Non-current operating lease liabilities	4,623
Total lease liabilities		$5,559

Weighted average remaining lease term		7.1 years
Weighted average discount rate		9.8%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2020 (in thousands):

Years Ending December 31,
2020 (remainder)	$464
2021	943
2022	1,061
2023	1,076
2024	1,092
2025	1,108
Thereafter	2,077
Total future minimum lease payments	7,821
Less imputed interest	(2,262)
Total operating lease liabilities	$5,559

Total minimum future lease payments of approximately $4.3 million for a lease that has not commenced as of June 30, 2020 is not included in the table above or in the lease liability in consolidated financial statements, as the Company does not yet have control of the underlying asset. The lease is expected to commence in the second half of 2020, with a lease term of 7 years.

Rent expense during the three and six months ended June 30, 2020 was $0.3 million and $0.5 million, respectively.

5.	Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of June 30, 2020 (in thousands):

	June 30, 2020	December 31, 2019
Accrued external research and development expenses	$13,477	17,746
Accrued payroll and related expenses	1,718	2,630
Accrued professional fees	929	803
Accrued other	390	409
Total Accrued expenses and other current liabilities	$16,514	$21,588

6.	Rights Offering

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

In March 2020, at the closing of the rights offering, a total of 1,046,249 shares of the Company’s common stock were issued with total gross proceeds of $9.4 million. The cost of offering incurred was $0.4 million.

During the six months ended June 30, 2020 the Company sold 645,218 shares of its common stock under the ATM agreement at an average price of approximately $11.62 per share for aggregate gross proceeds of approximately $7.5 million prior to deducting sales commissions.

Subsequent to June 30, 2020 and through and including July 30, 2020, the Company sold an additional 135,399 shares of its common stock under the ATM agreement at an average price of approximately $13.82 per share for aggregate gross proceeds of approximately $1.9 million prior to deducting sales commissions.

8.	Share-Based Compensation

The Company maintains two equity compensation plans: the 2017 Stock Incentive Plan (the “2017 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”). In June 2020, the board of directors approved an increase of 700,000 shares of common stock for issuance under the 2019 Inducement Plan.

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

The following table summarizes the activity of options and RSUs under the 2017 Plan containing performance-based vesting criteria during the six months ended June 30, 2020:

	Number of Performance Based Option Shares	Number of Performance Based RSU Shares
Outstanding as of December 31, 2019	84,146	40,750
Granted	-	-
Exercised	-	-
Forfeited or cancelled	(21,039)	(10,189)
Outstanding as of June 30, 2020	63,107	30,561

No compensation expense was recognized associated with performance-based awards as the performance condition is not yet probable of achievement.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.70 and $4.93 per option for those options granted during the six months ended June 30, 2020 and 2019 respectively. Key assumptions used to apply this pricing model were as follows:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.24%	2.45%
Expected term (in years)	6.22	6.25
Expected volatility	79.2%	74.4%
Expected dividend yield	0.0%	0.0%

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,969,428	$8.13	7.94	$6,689
Granted	916,328	9.71	—	—
Exercised	(131,933)	6.14	—	—
Forfeited or cancelled	(82,623)	10.77	—	—
Outstanding as of June 30, 2020	3,671,200	$8.54	8.18	$18,349
Outstanding as of June 30, 2020 - vested and expected to vest	3,671,200	$8.54	8.18	$18,349
Exercisable at June 30, 2020	1,669,860	$7.74	7.41	$9,687

As of June 30, 2020, a total of 4,675,226 shares have been authorized and reserved for issuance under all equity plans and 973,465 shares were available for future issuance under such plans.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$559	$385	$1,055	$755
General and administrative expenses	655	548	1,269	1,111
Total	$1,214	$933	$2,324	$1,866

9.	Commitments and Contingencies

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2020 or December 31, 2019.

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

The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of $2.5 million for tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.1 million.  The balance of the award is subject to BARDA exercising a second option, which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

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

The Company recognized $1.6 million and $1.5 million of revenue under the BARDA award during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $2.8 million and $5.1 million of revenue under the BARDA award during the six months ended June 30, 2020 and 2019, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application, or NDA, submission with the U.S. Food and Drug Administration for SPR206. The Company recognized immaterial revenue under this agreement during the three and six months ended June 30, 2020.

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement was initially structured as a single, two-year $1.5 million award. The performance period has since then been extended through September 29, 2019. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. The Company did not recognize any revenue under this agreement during the three and six months ended June 30, 2020 and recognized less than $0.1 million of revenue under this agreement during both the three and six months ended June 30, 2019.

NIAID

In February 2017, the Company was awarded a grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, under its Small Business Innovation Research program, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds had been committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended for an additional 12-month period. The Company did not recognize revenue under this agreement during the three months ended June 30, 2020 and recognized less than $0.1 million of revenue under this agreement during the three months ended June 30, 2019. The Company recognized approximately $0.1 million and less than $0.1 million of revenue under this agreement during the six months ended June 30, 2020 and 2019, respectively.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to assign the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of December 31, 2018, funding for the base period and the first two option periods totaling $5.9 million have been committed. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of the agreement. The Company recognized less than $0.1 million and $0.5 million of revenue under this agreement during the three months ended June 30, 2020 and 2019, respectively. The Company recognized approximately $0.3 million and $0.8 million of revenue under this agreement during the six months ended June 30, 2020 and 2019, respectively.

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

In November 2019, the Company and Vaxart entered into a stock repurchase agreement, which terminated all of the Company’s obligations to Vaxart.

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.2 million and $6.6 million as of June 30, 2020 and December 31, 2019, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During the three and six months ended June 30, 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $81.1 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and six months ended June 30, 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR720.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make milestone payments of up to $3.0 million upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. Additionally, the Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the condensed consolidated balance sheet as of June 30, 2020.

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

Accounting Analysis and Revenue Recognition

The following table shows the performance obligations, along with their SSP and the transaction price allocated to the performance obligations (in thousands) identified by the Company:

	Standalone	Transaction
	Selling	Price
Performance Obligations	Price	Allocated	Recognition Method
License and know-how transfer (1)	$9,858	$3,553	Fully satisfied; recognized upon delivery of the license
Exclusive option on SPR741	400	144	Recognized in Q4 2019 upon the return of the IP rights to Northern
Research and development services (2)	3,614	1,303	Recognized over time as services are delivered through the expected completion date in the second half of 2020
		$5,000

(1)	The standalone selling price for the license and know-how transfer was determined using the residual approach, corroborated by internal cost estimates.
(2)

The standalone selling price for the research and development services was estimated using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider and using internal full-time equivalent costs to support the development services.

During the three and six months ended June 30, 2020, the Company recognized less than $0.1 million and $0.2 million of revenue, respectively, related to this agreement. As of June 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was less than $0.1 million. The Company has a contract asset of $2.0 million, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of June 30, 2020.

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

During the three and six months ended June 30, 2020, the Company recorded $0.4 million and $0.6 million, respectively, as a reduction to research and development expense related to activities funded by Gates MRI.

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

The Company recorded less than $0.1 million and $0.3 million during the three and six months ended June 30, 2020, respectively and $0.2 million during both the three and six months ended June 30, 2019, respectively, as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $1.0 million and $0.8 million as of June 30, 2020, and December 31, 2019, respectively.

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(17,501)	$(13,150)	$(40,759)	$(18,222)
Deemed dividend	—	—	(549)	—
Net loss attributable to common stockholders	$(17,501)	$(13,150)	$(41,308)	$(18,222)

Denominator:
Weighted average common shares outstanding, basic and diluted	20,633,402	17,667,620	20,095,415	17,445,600

Net loss per share, basic and diluted	$(0.85)	$(0.74)	$(2.06)	$(1.04)

The net loss applicable to common stockholders for the six months ended June 30, 2020 did not equal net loss due to the accretion of the beneficial conversion feature of Series C Preferred Stock in the amount of $0.5 million. The beneficial conversion feature was initially recorded as a discount on the Series C Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the Series C Preferred Stock was then immediately written off as a deemed dividend as the Series C Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	3,671,200	3,098,481	3,671,200	3,098,481
Unvested restricted stock units	30,561	50,000	30,561	50,000
Series A convertible preferred stock (as converted to common shares)	1,720,000	1,720,000	1,720,000	1,720,000
Series B convertible preferred stock (as converted to common shares)	1,000,000	1,000,000	1,000,000	1,000,000
Series C convertible preferred stock (as converted to common shares)	2,287,000	—	2,287,000	—
	8,708,761	5,868,481	8,708,761	5,868,481

14.	Subsequent Events

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception.  Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2020, we had an accumulated deficit of $240.2 million, and cash, cash equivalents and marketable securities of $71.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. Because these funds will not be sufficient to fund our operations, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern. We will require additional funding to fund the development of our product candidates through regulatory approval and commercialization, and to support our continued operations. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect our business prospects or our ability to continue operations.

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

Recent Developments

Business Update regarding COVID-19

The spread of SARS-CoV-2, and the resulting disease COVID-19 in 2020, has caused an economic downturn on a global scale, as well as widespread business disruptions and significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. In response to the pandemic, we have implemented a remote working policy for all employees to aid the global containment effort.

The FDA is working with sponsors during COVID-19 given the challenges it presents to conducting ongoing trials. In March 2020 the FDA issued guidance on the conduct of clinical trials of medical products during COVID-19. The FDA acknowledged that COVID-19 could impact the conduct of clinical trials such that sponsors may have challenges meeting protocol-specified procedures and recognized that protocol modifications may be required. The FDA provided guidance centered around assuring the safety of trial participants, maintaining compliance with good clinical practice, or GCP, and minimizing risks to trial integrity for the duration of the COVID-19 public health emergency. Among the guidance, the FDA noted the potential for evaluating alternative methods for safety assessment and modifying existing processes. We have spoken with the FDA on our trials conducted during COVID-19 and believe we could be afforded considerations on our protocols, data collection methods and statistical analyses.

Due to COVID-19, our clinical research organizations, or CROs, are experiencing reduced capacity to conduct, validate and analyze trials, which we anticipate will have an impact on clinical trials and timelines.  As a result, we now forecast the initiation of the SPR206 Phase 1 bronchoalveolar lavage trial in the first half of 2021 versus our previous guidance of the second half of 2020.  We also believe COVID-19 could impact data validation and analysis for the planned Phase 1 trials that are required for the NDA submission of tebipenem HBr in cUTI.  To account for this risk to the timeline we anticipate beginning a rolling submission of the NDA for tebipenem HBr to the FDA in first quarter of 2021, pending positive data and the FDA’s agreement, with a final submission planned for the second quarter of 2021 versus our previous guidance of the first quarter of 2021.

Tebipenem HBr

On May 5, 2020, we announced that ADAPT-PO completed enrollment of over 1,370 eligible subjects in a global study designed as a double-blind, double-dummy clinical trial to compare an all-oral regimen of tebipenem HBr dosed as 600 mg TID with a standard-of-care intravenous (IV) antibiotic, ertapenem, in patients with cUTI and AP, randomized 1:1 in each arm. The trial remains blinded and the Company anticipates reporting topline results from the ADAPT-PO clinical trial in the third quarter of 2020.

We anticipate beginning a rolling submission of the NDA for tebipenem HBr to the FDA in the first quarter of 2021, pending positive data and the FDA’s agreement, with a final submission planned for the second quarter of 2021.

SPR720

In May 2020, we had a meeting with the FDA to discuss the development plan for SPR720 for the treatment of nontuberculous mycobacterial disease. In June 2020, we received written minutes from the FDA that acknowledged our planned Phase 2a as designed as the appropriate next step in what would be a stepwise development plan. We plan to initiate a Phase 2a clinical trial of SPR720 in patients with NTM disease during the second half of 2020, subject to the FDA’s acceptance of an Investigational New Drug Application.

Potentiator Platform

We expect to receive a development milestone payment from our partner Everest Medicines upon delivery of the SPR206-101 SAD/MAD clinical study report, or CSR, in the second half of 2020, as specified under the regional collaboration launched in 2019. We expect to present final data from the Phase 1 clinical trial in the second half of 2020. In conjunction with Everest Medicines, and through its grant from the DoD awarded in July 2019, we plan to conduct a Phase 1 BAL clinical trial assessing the penetration of SPR206 into the pulmonary compartment in the first half of 2021, as well as initiate a renal impairment study of SPR206 in 2021.

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

Since the fourth quarter of 2016 and through June 30, 2020, we have recorded research and development expenses conducted by our Australian subsidiary net of a 43.5% research and development tax incentive we expect to receive for qualified expenses from the Australian government.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the foreseeable future as we increase our headcount to support our continued research, development and commercialization of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, infrastructure and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three and six months ended June 30, 2020 and 2019.

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

Related to these incentives, we recognized reductions of research and development expense of less than $0.1 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2020 and 2019.

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

Share-Based Compensation

We measure all share-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model, and we recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options and performance-based awards, the risk-free interest rate for a period that approximates the expected term of our common stock options and performance-based awards, and our expected dividend yield.

Results of Operations

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of revenues and the satisfaction of liabilities in the normal course of business. We have incurred losses from the inception of our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change
Revenues:
Grant revenue	$1,676	$2,089	$(413)
Collaboration revenue	51	67	(16)
Total revenues	1,727	2,156	(429)

Operating expenses:
Research and development	15,656	12,026	3,630
General and administrative	4,547	3,782	765
Total operating expenses	20,203	15,808	4,395
Loss from operations	(18,476)	(13,652)	(4,824)
Other income (expense):
Interest income	86	367	(281)
Other income (expense), net	889	135	754
Total other income (expense), net	975	502	473
Net loss	$(17,501)	$(13,150)	$(4,351)

Grant Revenue

	Three Months Ended June 30,
	2020	2019	$ Change
BARDA Contract (tebipenem HBr)	$1,627	$1,520	$107
NIAID Contract (SPR206)	35	500	(465)
NIAID Award (SPR720)	—	16	(16)
DoD Agreement (Potentiator Platform)	14	53	(39)
Total grant revenue	$1,676	$2,089	$(413)

Grant revenue recognized during the three months ended June 30, 2020 and 2019 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the three months ended June 30, 2020 was primarily due to decreased funding received under our NIAID contract for SPR206 and immaterial decreases under our other government awards, partially offset by an increase in funding received under our BARDA contract.

Collaboration Revenue

During the three months ended June 30, 2020 and 2019, we recognized $0.1 million of revenue related to our agreement with Everest Medicines, consisting of the performance of research and development services.

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	$ Change
Direct research and development expenses by program:
Tebipenem HBr (SPR994)	$9,470	$6,893	$2,577
SPR720	1,274	901	373
Potentiator Platform (SPR206 and SPR741)	256	399	(143)
Unallocated expenses:
Personnel related (including share-based compensation)	3,617	2,720	897
Facility related and other	1,039	1,113	(74)
Total research and development expenses	$15,656	$12,026	$3,630

Direct costs related to our tebipenem HBr program increased by $2.6 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to additional costs related to our pivotal Phase 3 clinical trial. We expect direct costs related to tebipenem HBr to continue as we conclude our pivotal Phase 3 clinical trial and incur expenses related to a potential NDA filing for tebipenem HBr.

Direct costs related to our SPR720 program increased during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to increased expenses related to formulation development, manufacturing process and manufacturing of clinical trial material. Direct costs related to our SPR720 program during the three months ended June 30, 2020 reflect a $0.4 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $0.1 million during the three months ended June 30, 2020, primarily due to higher costs incurred in the prior year related to the Phase 1 trial. Direct costs related to our SPR741 program were immaterial for both the three months ended June 30, 2020 and 2019, due to the decision in early January 2020 to proceed with SPR206 as the lead product candidate within the Potentiator Platform and discontinue development of SPR741.

During 2020 and 2019, research and development expenses conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $1.0 million.

The increase in personnel-related costs included in unallocated expenses of $0.9 million was due to an increase in research and development headcount, as well as a $0.2 million increase in share-based compensation.

The decrease in facility-related and other costs was primarily due to the termination of the laboratory lease in August 2019, which was partially offset by the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	$ Change
Personnel related (including share-based compensation)	$2,388	$2,049	$339
Professional and consultant fees	1,750	1,254	496
Facility related and other	409	479	(70)
Total general and administrative expenses	$4,547	$3,782	$765

The increase in personnel-related costs of $0.3 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the three months ended June 30, 2020 and 2019 included share-based compensation expense of $0.7 million and $0.5 million, respectively.

The increase in professional and consultant fees of $0.5 million was primarily due to increased IT, HR and Finance contractor and consulting expenses related to supporting the growth in our business.

The decrease in facility-related and other costs was primarily due to the higher allocation of costs to research and development due to the increased research and development headcount.

Other Income (Expense), Net

Other income, net was $1.0 million for the three months ended June 30, 2020, compared to $0.5 million for the three months ended June 30, 2019. The change was primarily due to a larger unrealized foreign currency gain recognized in the second quarter of 2020, as a result of favorable foreign currency fluctuations.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change
Revenues:
Grant revenue	$3,208	$6,000	$(2,792)
Collaboration revenue	220	3,874	(3,654)
Total revenues	3,428	9,874	(6,446)

Operating expenses:
Research and development	36,092	21,552	14,540
General and administrative	8,633	7,670	963
Total operating expenses	44,725	29,222	15,503
Loss from operations	(41,297)	(19,348)	(21,949)
Other income (expense):
Interest income	323	606	(283)
Other income (expense), net	215	520	(305)
Total other income (expense), net	538	1,126	(588)
Net loss	$(40,759)	$(18,222)	$(22,537)

Grant Revenue

	Six Months Ended June 30,
	2020	2019	$ Change
BARDA Contract (SPR994)	$2,809	$5,119	$(2,310)
NIAID Contract (SPR206)	336	779	(443)
NIAID Award (SPR720)	40	47	(7)
DoD Agreement (Potentiator Platform)	23	55	(32)
Total revenue	$3,208	$6,000	$(2,792)

Grant revenue recognized during the six months ended June 30, 2020 and 2019 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the six months ended June 30, 2020 was primarily due to decreased funding received under our BARDA and our other government awards.

Collaboration Revenue

During the six months ended June 30, 2020 and 2019, we recognized $0.2 and $3.9 million of revenue, respectively, related to our agreement with Everest Medicines. The decrease in revenue is mainly due to license and know-how transfer revenue recognized in 2019 while the 2020 revenue consists of the performance of research and development services remaining under the collaboration agreement.

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	$ Change
Direct research and development expenses by program:
Tebipenem HBr (SPR994)	$24,778	$10,601	$14,177
SPR720	1,845	1,965	(120)
Potentiator Platform (SPR206 and SPR741)	629	1,635	(1,006)
Unallocated expenses:
Personnel related (including share-based compensation)	6,875	5,302	1,573
Facility related and other	1,965	2,049	(84)
Total research and development expenses	$36,092	$21,552	$14,540

Direct costs related to our tebipenem HBr program increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to $14.2 million in additional costs related to our pivotal Phase 3 clinical trial, as well as expenses related to formulation development, manufacturing process and manufacturing of clinical trial material. We expect direct costs related to tebipenem HBr to continue as we conclude our pivotal Phase 3 clinical trial and incur expenses related to a potential NDA filing for tebipenem HBr.

Direct costs related to our SPR720 program decreased during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to higher costs in the prior year to prepare for and run our Phase 1 clinical trial of SPR720, partially offset by an increase in current year expenses related to the formulation development, manufacturing process and manufacturing of clinical trial material. Direct costs related to our SPR720 program during the six months ended June 30, 2020 reflect a $0.6 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $1.0 million during the six months ended June 30, 2020, primarily due to higher costs incurred in the prior year related to the Phase 1 trial. Direct costs related to our SPR741 program were immaterial for both the six months ended June 30, 2020 and 2019, due to the decision in early January 2020 to proceed with SPR206 as the lead product candidate within the Potentiator Platform and discontinue development of SPR741.

During 2020 and 2019, research and development expenses conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government of $1.0 million.

The increase in personnel-related costs included in unallocated expenses of $1.6 million was due to an increase in research and development headcount, as well as a $0.3 million increase in share-based compensation.

The decrease in facility-related and other costs was primarily due to the termination of the laboratory lease in August 2019, partially offset by the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	$ Change
Personnel related (including share-based compensation)	$4,676	$4,052	$624
Professional and consultant fees	3,082	2,625	457
Facility related and other	875	993	(118)
Total general and administrative expenses	$8,633	$7,670	$963

The increase in personnel-related costs of $0.6 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the six months ended June 30, 2020 and 2019 included share-based compensation expense of $1.3 million and $1.1 million, respectively.

The increase in professional and consultant fees of $0.5 million was primarily related to increased IT, HR and Finance contractor and consulting expenses related to supporting the growth in our business.

The decrease in facility-related and other costs was primarily due to the higher allocation of costs to research and development due to the increased research and development headcount.

Other Income (Expense), Net

Other income, net was $0.5 million for the six months ended June 30, 2020, compared to $1.1 million for the six months ended June 30, 2019. Other income, net in the first half of 2020 was primarily comprised of unrealized foreign currency gains as a result of favorable foreign currency fluctuations. In comparison, other income, net in the first half of 2019 was primarily comprised of interest earned on invested cash balances and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under license and collaboration agreements and funding from government contracts, with proceeds from the IPO of our common stock, in July 2018 with an underwritten public offering of our common and preferred stock, and subsequent sales of our common stock and preferred stock. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $71.4 million.

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

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co, or Cantor. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market,” or ATM, offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement.

During the six months ended June 30, 2020, we sold 645,218 shares of our common stock under the ATM agreement at an average price of approximately $11.62 per share for aggregate gross proceeds of approximately $7.5 million prior to deducting sales commissions.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(48,225)	$(22,994)
Cash provided by investing activities	46,261	49,516
Cash provided by financing activities	37,576	10,531
Net increase in cash and cash equivalents	$35,612	$37,053

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $48.2 million, primarily resulting from our net loss of $40.8 million, adjusted for net non-cash items of $2.6 million (primarily stock-based compensation, depreciation, amortization, and unrealized foreign currency transaction gain). Net cash provided by changes in our operating assets and liabilities was $(10.1) million and consisted primarily of a $3.5 million decrease in receivables, a $(2.6) million increase in accounts payable, a $4.3 million increase in prepaid expenses and other current assets and a decrease of $4.8 million in accrued expenses.

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

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2020 was $46.3 million primarily related to the maturities of marketable securities of $50.4 million offset by purchases of marketable securities of $4.0 million.

Cash provided by investing activities during the six months ended June 30, 2019 was $49.5 million primarily related to the net maturities of marketable securities. Cash used in investing activities during the six months ended June 30, 2019 was $17.8 million related to the net purchase of marketable securities.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2020 was $37.6 million, consisting primarily of proceeds of $30.0 million from the sale of common stock and Series C Preferred Stock in our rights offering, proceeds of $7.3 million  from the sale of common stock under our ATM offering program sales agreement and proceeds of $0.8 million from the exercise of employee stock options, offset by offering expenses of $0.5 million.

Cash used in financing activities during the six months ended June 30, 2019, of $10.5 million, consisting primarily of proceeds of $5.3 million from the sale of common stock under our ATM offering program sales agreement, proceeds of $5.0 million from the sale of common stock to Novo Holdings A/S, offset by offering expenses of $0.1 million, as well as $0.4 million of proceeds from the exercise of employee stock options.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $71.4 million. In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2020, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will not be sufficient to fund our operating expenses and capital expenditure requirements, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q. Specifically, we believe these funds will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. Because these funds will not be sufficient to fund our operations, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern for the next twelve months. As a result, the opinion from our independent registered public accounting firm with respect to our annual financial statements contains an explanatory paragraph about such substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect our business prospects or our ability to continue operations.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $71.4 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of June 30, 2020, the net fair value of our interest sensitive marketable securities would hypothetically decline by less than $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread globally. In response to the spread of COVID-19, we have closed our offices with our administrative employees continuing their work outside of our offices and restricted on-site staff to only those required to execute their job responsibilities.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net loss was $40.8 million and $18.2 million for the six months ended June 30, 2020 and 2019, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will not be sufficient to fund our operating expenses and capital expenditure requirements, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q. Specifically, we believe these funds will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. Because these funds will not be sufficient to fund our operations as currently planned for more than one year beyond the filing date of this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern for the next twelve months. As a result, the opinion from our independent registered public accounting firm with respect to our annual financial statements contains an explanatory paragraph about such substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect our business prospects or our ability to continue operations.

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

We believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of June 30, 2020, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of our Potentiator Platform product candidates and an award from the DoD Congressionally Directed Medical Research Programs, or CDMRP, Joint Warfighter Medical Research Program for SPR206.

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

Although we expect to commercialize tebipenem HBr ourselves in the United States, we intend to commercialize it outside the United States through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of certain of our product candidates. For instance, in January 2019, we entered into a license agreement with Everest Medicines II Limited whereby we granted Everest an exclusive license to develop, manufacture and commercialize SPR206, or products containing SPR206, in Greater China, South Korea and certain Southeast Asian countries. Additionally, in June 2019, we entered into a collaboration agreement with the Bill and Melinda Gates Medical Research Institute, or the Gates MRI, to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

As of June 30, 2020, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 46% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders.

In addition, our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Provisions in our charter and other provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	2019 Inducement Equity Incentive Plan, as amended	X

10.2	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan, as amended	X

10.3	Amended and Restated Employment Agreement, dated April 22, 2020, by and between the Registrant and Thomas Parr Jr., Ph.D.	X

10.4	Third Amendment to Lease Agreement, dated May 4, 2020, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: August 6, 2020	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Stephen J. DiPalma
Stephen J. DiPalma
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)