Form 10-Q
period 2020-09-30
Spero Therapeutics, Inc.
filed 2020-11-05
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 29, 2020, the registrant had 27,187,489 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, design, progress and results of, including interim data from, our preclinical studies and clinical trials, and our research and development programs;
•	the timing and outcome of the New Drug Application approval process for tebipenem HBr;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the timing or likelihood of regulatory filings and approvals;
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

i

Spero Therapeutics, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$125,242	$29,730
Marketable securities	2,002	52,315
Other receivables	7,074	7,760
Tax incentive receivable, current	1,052	786
Prepaid expenses and other current assets	7,297	4,823
Total current assets	142,667	95,414
Property and equipment, net	1,849	2,273
Tax incentive receivable	-	21
Operating lease right of use assets	7,313	4,875
Other assets	5,211	3,520
Total assets	$157,040	$106,103

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,480	$4,147
Accrued expenses and other current liabilities	13,556	21,588
Operating lease liabilities	1,526	928
Total current liabilities	17,562	26,663
Non-current operating lease liabilities	6,503	4,617
Other long-term liabilities	186	249
Total liabilities	24,251	31,529
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 3,220,007 shares issued and outstanding as of September 30, 2020 and 2,720 shares issued and outstanding as of December 31, 2019	3	-
Common stock, $0.001 par value; 60,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 25,970,105 shares issued and outstanding as of September 30, 2020 and 19,190,695 shares issued and outstanding as of December 31, 2019	26	19
Additional paid-in capital	391,881	273,966
Accumulated deficit	(259,122)	(199,427)
Accumulated other comprehensive gain (loss)	1	16
Total stockholders' equity	132,789	$74,574
Total liabilities and stockholders' equity	$157,040	$106,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Grant revenue	$3,957	$4,471	$7,165	$10,471
Collaboration revenue	38	172	258	4,046
Total revenues	3,995	4,643	7,423	14,517

Operating expenses:
Research and development	17,706	18,495	53,798	40,047
General and administrative	5,309	4,133	13,942	11,803
Total operating expenses	23,015	22,628	67,740	51,850
Loss from operations	(19,020)	(17,985)	(60,317)	(37,333)
Other income (expense):
Interest income	29	403	352	1,008
Other income (expense), net	55	(135)	270	386
Total other income (expense), net	84	268	622	1,394
Net loss	$(18,936)	$(17,717)	$(59,695)	$(35,939)

Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(0.95)	$(2.91)	$(2.01)

Weighted average common shares outstanding, basic and diluted:	21,933,922	18,659,079	20,712,720	17,859,829

Comprehensive loss:
Net loss	(18,936)	(17,717)	(59,695)	(35,939)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(14)	12	(15)	40
Reclassification adjustment for gains included in net loss	—	—	—	6
Net unrealized gains (losses) on securities	(14)	12	(15)	46
Total comprehensive loss	$(18,950)	$(17,705)	$(59,710)	$(35,893)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,695)	$(35,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	570	861
Non-cash lease cost	386	—
Share-based compensation	3,523	2,847
Realized (gain) loss on investments	—	(1)
Unrealized foreign currency transaction (gain) loss	(235)	164
Accretion of discount on marketable securities	(57)	(663)
Changes in operating assets and liabilities:
Other receivables	686	(4,637)
Prepaid expenses and other current assets	(2,474)	3,802
Tax incentive receivables	(238)	(319)
Other assets	(1,890)	(432)
Accounts payable	(1,656)	(1,041)
Accrued expenses and other current liabilities	(8,346)	2,749
Other long-term liabilities	(63)	(44)
Net cash used in operating activities	(69,489)	(32,653)
Cash flows from investing activities:
Purchases of marketable securities	(3,995)	(76,523)
Proceeds from maturities of marketable securities	54,350	110,337
Purchases of property and equipment	(145)	(185)
Net cash provided by (used in) investing activities	50,210	33,629
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	9,163	10,289
Proceeds from the issuance of common stock related to Rights Offering	9,416	—
Proceeds from the issuance of common stock related to the Underwritten Public Offering	44,979	—
Proceeds from issuance of Series C Preferred Shares related to Rights Offering	20,583	—
Proceeds from issuance of Series D Preferred Shares related to the Underwritten Public Offering	30,221	—
Payment of offering costs	(580)	(158)
Proceeds from stock option exercises	1,009	410
Net cash provided by financing activities	114,791	10,541
Net increase (decrease) in cash and cash equivalents	95,512	11,517
Cash, cash equivalents and restricted cash at beginning of period	29,730	34,080
Cash, cash equivalents and restricted cash at end of period	$125,242	$45,597

Supplemental disclosure of non-cash activities:
Offering costs in accounts payable and accruals	$389	$—
Right of use assets and lease obligations recorded upon commencement of new lease	$2,626	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at June 30, 2020	5,007	—	21,014,095	21	313,864	(240,186)	15	73,714	—	73,714
Issuance of common stock upon the exercise of stock options	—	—	29,781	—	201	—	—	201	—	201
Issuance of common stock, net of offering costs of $280 and net of issuance costs	—	—	4,926,229	5	46,399	—	—	46,404	—	46,404
Issuance of Series D preferred stock, net of offering costs of $186	3,215,000	3	—	—	30,218	—	—	30,221	—	30,221
Share-based compensation expense	—	—	—	—	1,199	—	—	1,199	—	1,199
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(14)	(14)	—	(14)
Net loss	—	—	—	—	—	(18,936)	—	(18,936)	—	(18,936)
Balances at September 30, 2020	3,220,007	3	25,970,105	26	391,881	(259,122)	1	132,789	—	132,789

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at December 31, 2019	2,720	—	19,190,695	19	273,966	(199,427)	16	74,574	—	74,574
Issuance of common stock upon the exercise of stock options	—	—	161,714	—	1,009	—	—	1,009	—	1,009
Issuance of common stock, net of offering costs of $742 and net of issuance costs	—	—	6,617,696	7	62,623	—	—	62,630	—	62,630
Issuance of Series C preferred stock, net of offering costs of $41	2,287	—	—	—	19,993	—	—	19,993	—	19,993
Accretion of Series C preferred stock	—	—	—	—	549	—	—	549	—	549
Issuance of Series D preferred stock, net of offering costs of $186	3,215,000	3	—	—	30,218	—	—	30,221	—	30,221
Share-based compensation expense	—	—	—	—	3,523	—	—	3,523	—	3,523
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(15)	(15)	—	(15)
Net loss	—	—	—	—	—	(59,695)	—	(59,695)	—	(59,695)
Balances at September 30, 2020	3,220,007	3	25,970,105	26	391,881	(259,122)	1	132,789	—	132,789

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at June 30, 2019	2,720	—	18,650,375	19	266,013	(156,724)	6	109,314	355	109,669
Issuance of common stock upon the exercise of stock options	—	—	8,704	—	51	—	—	51	—	51
Issuance of common stock, net of issuance costs	—	—	3,951	—	38	—	—	38	—	38
Conversion of convertible preferred stock to common stock	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	981	—	—	981	—	981
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	12	12	—	12
Net loss	—	—	—	—	—	(17,717)	—	(17,717)	—	(17,717)
Balances at September 30, 2019	2,720	—	18,663,030	19	267,083	(174,441)	18	92,679	355	93,034

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at December 31, 2018	3,220	—	17,205,962	17	254,013	(138,502)	(28)	115,500	355	115,855
Issuance of common stock upon the exercise of stock options	—	—	62,072	—	410	—	—	410	—	410
Issuance of common stock, net of issuance costs	—	—	894,996	1	9,814	—	—	9,815	—	9,815
Conversion of convertible preferred stock to common stock	(500)	—	500,000	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,847	—	—	2,847	—	2,847
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	46	46	—	46
Net loss	—	—	—	—	—	(35,939)	—	(35,939)	—	(35,939)
Balances at September 30, 2019	2,720	—	18,663,030	19	267,083	(174,441)	18	92,679	355	93,034

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

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates and the ability to secure additional capital to fund operations. The Company’s product candidates will require additional preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The pandemic caused by COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. The Company has experienced impacts to its clinical and development timelines due to the worldwide spread of COVID-19. However, to date, the Company has not experienced material impacts to liquidity, nor has it incurred impairment of any assets as a result of COVID-19. The Company continues to monitor this situation and the possible effects on its business, results of operations and financial condition, including manufacturing, clinical trials, research and development costs and employee-related amounts.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, a licensing agreement and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $18.9 million and $17.7 million for the three months ended September 30, 2020 and 2019, respectively, and $59.7 million and $35.9 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, as of September 30, 2020, the Company had an accumulated deficit of $259.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020, and results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019 have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of September 30, 2020, and December 31, 2019, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction to additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. As of September 30, 2020, and December 31, 2019, the Company had no capitalized deferred offering costs.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of September 30, 2020, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.

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

Share-Based Compensation

The Company measures all share-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. The Company has also granted certain awards subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2020 and 2019, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2020, or to our net deferred tax assets as of September 30, 2020.

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No 2016-13, Financial Instruments – Credit Losses (Topic 326). The Accounting Standards Codification 326, Financial Instruments- Credit Losses (“ASC 326”) requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Under ASU 2016-13, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments related to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position no longer impacts the determination of whether a credit loss exists.  The Company adopted the guidance on January 1, 2020 with no impact.  For available-for-sale securities, the updated guidance was applied prospectively. During the nine months ended September 30, 2020, the impact of the COVID-19 pandemic on the Company’s available-for-sale securities was insignificant.

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

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$122,629	$—	$122,629
Total cash equivalents	—	122,629	—	122,629
Marketable securities:
U.S. government securities	—	—	—	—
Corporate bonds	—	2,002	—	2,002
Commercial paper	—	—	—	—
Total marketable securities	—	2,002	—	2,002
Total cash equivalents and marketable securities	$—	$124,631	$—	$124,631

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$26,751	$—	$26,751
Total cash equivalents	—	26,751	—	26,751
Marketable securities:
U.S. government securities	—	16,797	—	16,797
Corporate bonds	—	14,060	—	14,060
Commercial paper	—	21,458	—	21,458
Total marketable securities	—	52,315	—	52,315
Total cash equivalents and marketable securities	$—	$79,066	$—	$79,066

Excluded from the tables above is cash of $2.6 million and $3.0 million as of September 30, 2020, and December 31, 2019, respectively. During the nine months ended September 30, 2020, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
U.S. government securities	$—	$—	$—	$—
Corporate bonds	2,001	1	—	2,002
Commercial paper	—	—	—	—
	$2,001	$1	$—	$2,002

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$16,791	$6	$—	$16,797
Corporate bonds	14,050	12	(2)	14,060
Commercial paper	21,458	—	—	21,458
	$52,299	$18	$(2)	$52,315

As of September 30, 2020, and December 31, 2019, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

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

As of September 30, 2019, the Company’s fair value of the anti-dilution rights of $0.2 million related only to the anti-dilution rights held by the minority investor in Spero Gyrase, Inc.

In November 2019, the Company repurchased 100% of the minority investor’s outstanding shares in Spero Gyrase, Inc. at a price per share of $0.001. As a result, as of September 30, 2020, there are no anti-dilution rights outstanding.

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

Under the Second Amendment, the Company has two consecutive options to extend the Lease Term for an additional period of five years (the “Option Terms”), subject to certain conditions, upon notice to the Landlord. These renewal options were not included in the calculation of the operating lease assets and operating lease liabilities, as the renewal is not reasonably certain. The Second Amendment provides for annual base rent for the Second Expansion Premises of approximately $0.6 million in the first year of the Lease Term, which increases on an annual basis to approximately $0.7 million in the final year of the Lease Term, and annual base rent during the Option Terms to be calculated based on the Landlord’s good faith determination of 100% of the fair market rate for such Option Terms. The Company is also obligated to pay the Landlord certain costs, taxes and operating expenses, subject to certain exclusions. The Amendment also provides for $0.6 million from the Landlord for leasehold improvements on the Expansion Premises.

On May 4, 2020, the Company entered into a third amendment to the Original Lease, as amended by the Second Amendment (the “Third Amendment”). The Third Amendment made certain modifications, including (i) amending the commencement date of the Second Expansion Premises with a term which began in August 2020, and (ii) an extension of the expiration date of all existing leases through July 2027.

In July 2016, the Company entered into an agreement to lease laboratory space through November 30, 2019 from a sublessor, which required annual lease payments of $0.3 million, subject to certain escalations. This lease was terminated in August 2019.

For the three and nine months ended September 30, 2020, the components of operating lease expense were as follows (in thousands):

		Three Months Ended	Nine Months Ended
Operating lease expense	Statement of Operations Location	September 30, 2020	September 30, 2020
Fixed operating lease expense	Research and development expense	$238	$568
	General and administrative expense	102	273

Variable operating lease expense	Research and development expense	26	65
	General and administrative expense	22	42

Total operating lease expense		$388	$948

Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2020, was as follows (in thousands):

September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$793

Embedded Finance Leases

As part of our agreement with Meiji Seika Pharma Co. Ltd. (“Meiji”), the Company paid Meiji approximately $1.6 million during the three months ended December 31, 2018, related to fixed assets which will be used in manufacturing related activities at Meiji. The Company determined this equipment to be an embedded finance lease and has been capitalized as property and equipment in the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019. As this equipment was fully paid in 2018, there is no corresponding lease liability as of September 30, 2020 or December 31, 2020.

The following table presents the lease balances within the condensed consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of September 30, 2020 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	September 30, 2020
Assets
Operating	Operating lease right of use assets	$7,313
Financing	Property and equipment, net	803
Total leased assets		$8,116

Liabilities
Current
Operating	Operating lease liabilities	$1,526
Non-Current
Operating	Non-current operating lease liabilities	6,503
Total lease liabilities		$8,029

Weighted average remaining lease term		6.8 years
Weighted average discount rate		9.8%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2020 (in thousands):

Years Ending December 31,
2020 (remainder)	$382
2021	947
2022	1,662
2023	1,690
2024	1,718
2025	1,746
Thereafter	3,113
Total future minimum lease payments	11,258
Less imputed interest	(3,229)
Total operating lease liabilities	$8,029

Rent expense during the three and nine months ended September 30, 2020 was $0.4 million and $0.9 million, respectively.

5.	Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accrued external research and development expenses	$8,804	17,746
Accrued payroll and related expenses	2,625	2,630
Accrued professional fees	1,289	803
Accrued other	838	409
Total Accrued expenses and other current liabilities	$13,556	$21,588

6.	Equity

Underwritten Public Offering

On September 15, 2020, the Company completed an underwritten public offering of an aggregate of 4,785,000 shares of its common stock, and an aggregate of 3,215,000 shares of newly designated Series D Convertible Preferred Stock (“Series D Preferred Stock”). The price to the public in the offering was $10.00 per share with respect to the common stock and the Series D Preferred Stock. In addition, under the terms of the Underwriting Agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 1,200,000 additional shares of common stock.

The shares of Series D Preferred Stock are convertible on a one-to-one basis into shares of common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series D Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series D Preferred Stock will receive a payment equal to $0.001 per share of Series D Preferred Stock before any proceeds are distributed to the holders of common stock and equal to any distributions to the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Shares of Series D Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series D Preferred Stock will be required to amend the terms of the Series D Preferred Stock. As such, the Company has classified the Series D Preferred Stock within permanent equity in its consolidated balance sheet.

The offering closed on September 15, 2020 with an aggregate public offering price of $80.0 million. Aggregate net proceeds from the offering were $74.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Rights Offering

On February 11, 2020, the Company announced a rights offering pursuant to which it distributed to holders of its common stock and Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”), at no charge, non-transferable subscription rights to purchase shares of Spero common stock and Series C Convertible Preferred Stock (“Series C Preferred Stock”), with an aggregate offering value of $30.0 million. For each share of common stock (including shares of common stock issuable upon conversion of the Company’s outstanding shares of Series A Preferred Stock and Series B Preferred Stock) owned by holders of record as of 5:00 p.m., New York time, on February 10, 2020, the holders of such shares received 0.152 rights to purchase shares of Spero common stock (subject to the aggregate offering threshold and certain ownership limitations). Each whole right allowed holders to subscribe for one share of common stock at the subscription price equal to $9.00 per whole share (or an equivalent number of shares of Series C Preferred Stock). The total number of subscription rights issued to each stockholder was rounded down to the nearest whole number.

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

Each share of Series C Preferred Stock is convertible into 1,000 shares of Spero common stock at the election of the holder, subject to beneficial ownership conversion limits applicable to the Series C Preferred Stock. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series C Preferred Stock will receive a payment equal to $0.001 per share of Series C Preferred Stock before any proceeds are distributed to the holders of Common Stock and equal to any distributions to the holders of the Series A Preferred Stock and Series B Preferred Stock. The Series C Preferred Stock have no voting rights, except as required by law. The Series C Preferred Stock does not have any mandatory redemption rights or other redemption rights that would be outside of the Company’s control. As such, the Company has classified the Series C Preferred Stock within permanent equity in its consolidated balance sheet.

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

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, pursuant to which it registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to an at-the-market offering program sales agreement that it entered into with Cantor Fitzgerald & Co. (“Cantor”). Under the sales agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” (“ATM”) offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. The prospectus underlying the ATM offering program was terminated on September 9, 2020 in connection with the Company’s underwritten public offering that was completed in September 2020. At such time, the Company had raised approximately $15.4 million in sales of its common stock under the ATM offering program, prior to deducting sales commissions, and had remaining available capacity of approximately $34.6 million.

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

In June 2019, a holder of the Company’s Series A Preferred stock elected to convert 500 shares into 500,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series A Preferred Stock.

In March 2020, at the closing of the rights offering, a total of 1,046,249 shares of the Company’s common stock were issued with total gross proceeds of $9.4 million. The cost of offering incurred was $0.4 million.

In September 2020, at the closing of the underwritten public offering, a total of 4,785,000 shares of common stock and 3,215,000 shares of Series D Preferred Stock were issued with an aggregate public offering price of $80.0 million. Aggregate net proceeds from the offering were $74.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

During the nine months ended September 30, 2020 the Company sold 786,447 shares of its common stock under the ATM agreement at an average price of approximately $12.02 per share for aggregate gross proceeds of approximately $9.4 million prior to deducting sales commissions.

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

The following table summarizes the activity of options and RSUs under the 2017 Plan containing performance-based vesting criteria during the nine months ended September 30, 2020:

	Number of Performance Based Option Shares	Number of Performance Based RSU Shares
Outstanding as of December 31, 2019	84,146	40,750
Granted	-	-
Exercised	-	-
Forfeited or cancelled	(21,039)	(10,189)
Outstanding as of September 30, 2020	63,107	30,561

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.80 and $5.03 per option for those options granted during the nine months ended September 30, 2020 and 2019 respectively. Key assumptions used to apply this pricing model were as follows:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.19%	2.42%
Expected term (in years)	6.22	6.25
Expected volatility	79.9%	74.7%
Expected dividend yield	0.0%	0.0%

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,969,428	$8.13	7.94	$6,689
Granted	980,828	9.82	—	—
Exercised	(161,714)	6.26	—	—
Forfeited or cancelled	(109,159)	10.52	—	—
Outstanding as of September 30, 2020	3,679,383	$8.59	7.99	$10,317
Outstanding as of September 30, 2020 - vested and expected to vest	3,679,383	$8.59	7.99	$10,317
Exercisable at September 30, 2020	1,776,731	$7.80	7.23	$6,322

As of September 30, 2020, a total of 4,645,445 shares have been authorized and reserved for issuance under all equity plans and 935,501 shares were available for future issuance under such plans.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$584	$396	$1,638	$1,151
General and administrative expenses	615	585	1,885	1,696
Total	$1,199	$981	$3,523	$2,847

No compensation expense was recognized associated with performance-based awards as none of the performance conditions were probable of achievement as of September 30, 2020.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2020 or December 31, 2019.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company would expense, as incurred, the costs related to any such legal proceedings.

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

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of tebipenem HBr in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) under the direction of Spero. Because the FDA requires data from a human pneumonic disease as supportive of use of an antibiotic to treat a biothreat infection, the scope of the BARDA award includes the assessment of tebipenem HBr levels in the lung of healthy volunteers as well as a proof of concept clinical trial in pneumonia patients. DRTA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program for tebipenem HBr. Together, the two agencies will provide up to $56.8 million in total funding for the clinical development and biodefense assessment of tebipenem HBr, of which $12.7 million is subject to the exercise of options by BARDA and Spero’s achievement of specified milestones.

The Company recognized $3.8 million and $4.2 million of revenue under the BARDA award during the three months ended September 30, 2020 and 2019, respectively. The Company recognized $6.6 million and $9.4 million of revenue under the BARDA award during the nine months ended September 30, 2020 and 2019, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application, or NDA, submission with the U.S. Food and Drug Administration for SPR206. The Company recognized immaterial revenue under this agreement during both the three and nine months ended September 30, 2020 and 2019, respectively.

In September 2016, the Company was awarded a cooperative agreement with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement was initially structured as a single, two-year $1.5 million award. The performance period was extended through September 29, 2019. The Company is eligible for the full funding from the DoD, and there are no options to be exercised at a later date. The DoD funding supports next-generation potentiator discovery and screening of SPR741 partners. The Company recognizes revenue under this agreement as qualifying expenses are incurred. The Company did not recognize any revenue under this agreement during the three and nine months ended September 30, 2020 and recognized $0.2 million of revenue under this agreement during both the three and nine months ended September 30, 2019.

NIAID

In February 2017, the Company was awarded a grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, under its Small Business Innovation Research program, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award is structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds had been committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended for an additional 12-month period. The Company did not recognize revenue under this agreement during the three months ended September 30, 2020 and recognized less than $0.1 million of revenue under this agreement during the three months ended September 30, 2019. The Company recognized approximately $0.1 million and less than $0.1 million of revenue under this agreement during the nine months ended September 30, 2020 and 2019, respectively.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to assign the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of December 31, 2018, funding for the base period and the first two option periods totaling $5.9 million have been committed. Spero shall pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, of which $0.3 million was paid upfront to PBB as part of the agreement. The Company recognized $0.2 million and less than $0.1 million of revenue under this agreement during the three months ended September 30, 2020 and 2019, respectively. The Company recognized approximately $0.5 million and $0.8 million of revenue under this agreement during the nine months ended September 30, 2020 and 2019, respectively.

11.License, Collaboration and Service Agreements

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

Vaxart (formerly Aviragen) License Agreement

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

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.4 million and $6.6 million as of September 30, 2020 and December 31, 2019, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During the three and nine months ended September 30, 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $81.1 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and nine months ended September 30, 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR720.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make milestone payments of up to $3.0 million upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. Additionally, the Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the condensed consolidated balance sheet as of September 30, 2020.

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

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the Everest License Agreement will expire on a jurisdiction-by-jurisdiction and Licensed Product-by-Licensed Product basis upon the latest to occur of expiration of the last valid claim under a licensed patent in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of such Licensed Product in such jurisdiction. The Everest License Agreement may be terminated in its entirety by Everest upon 90 or 180 days’ prior written notice, depending on the stage of development of the initial Licensed Product.

Accounting Analysis and Revenue Recognition

The following table shows the performance obligations, along with their SSP and the transaction price allocated to the performance obligations (in thousands) identified by the Company for the Everest Medicines License Agreement:

	Standalone	Transaction
	Selling	Price
Performance Obligations	Price	Allocated	Recognition Method
License and know-how transfer (1)	$9,858	$3,553	Fully satisfied; recognized upon delivery of the license
Exclusive option on SPR741	400	144	Recognized in Q4 2019 upon the return of the IP rights to Northern
Research and development services (2)	3,614	1,303	Recognized over time as services are delivered through the completion date
		$5,000

(1)	The standalone selling price for the license and know-how transfer was determined using the residual approach, corroborated by internal cost estimates.
(2)

The standalone selling price for the research and development services was estimated using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider and using internal full-time equivalent costs to support the development services.

During the three and nine months ended September 30, 2020, the Company recognized less than $0.1 million and $0.3 million of revenue, respectively, related to this agreement. As of September 30, 2020, the aggregate amount of the transaction price was fully allocated to satisfied performance obligations. The Company has a contract asset of $2.0 million, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2020.

Gates MRI Collaboration Agreement

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

During the three and nine months ended September 30, 2020, the Company recorded $0.2 million and $0.7 million, respectively, as a reduction to research and development expense related to activities funded by Gates MRI.

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee is classified as a prepaid asset on the Company’s balance sheet and is being amortized over a 30-month service period. The Company has paid Savior an additional $5.1 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of September 30, 2020.

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

The Company recorded less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2019, respectively, as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $1.0 million and $0.8 million as of September 30, 2020, and December 31, 2019, respectively.

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(18,936)	$(17,717)	$(59,695)	$(35,939)
Deemed dividend	—	—	(549)	—
Net loss attributable to common stockholders	$(18,936)	$(17,717)	$(60,244)	$(35,939)

Denominator:
Weighted average common shares outstanding, basic and diluted	21,933,922	18,659,079	20,712,720	17,859,829

Net loss per share, basic and diluted	$(0.86)	$(0.95)	$(2.91)	$(2.01)

The net loss applicable to common stockholders for the nine months ended September 30, 2020 did not equal net loss due to the accretion of the beneficial conversion feature of Series C Preferred Stock in the amount of $0.5 million. The beneficial conversion feature was initially recorded as a discount on the Series C Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the Series C Preferred Stock was then immediately written off as a deemed dividend as the Series C Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	3,679,383	3,094,930	3,679,383	3,094,930
Unvested restricted stock units	30,561	50,000	30,561	50,000
Series A convertible preferred stock (as converted to common shares)	1,720,000	1,720,000	1,720,000	1,720,000
Series B convertible preferred stock (as converted to common shares)	1,000,000	1,000,000	1,000,000	1,000,000
Series C convertible preferred stock (as converted to common shares)	2,287,000	—	2,287,000	—
Series D convertible preferred stock (as converted to common shares)	3,215,000	—	3,215,000	—
	11,931,944	5,864,930	11,931,944	5,864,930

14.	Subsequent Events

Pursuant to the Underwriting Agreement entered into on September 10, 2020, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 1,200,000 additional shares of its common stock. On October 1, 2020, the Company issued and sold all 1,200,000 shares of common stock at the price of $10.00 per share pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $11.2 million after deducting underwriting discounts and commissions.

In October 2020, the Company delivered the Clinical Study Report covering the SAD/MAD Phase 1 Clinical Trial of SPR206, and pursuant to the Everest License Agreement, invoiced Everest for the $2.0 million milestone.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception.  Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2020, we had an accumulated deficit of $259.1 million, and cash, cash equivalents and marketable securities of $127.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022, through the approval process for tebipenem HBr. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potentially new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Underwritten Public Offering

On September 15, 2020, we completed an underwritten public offering of 4,785,000 shares of common stock and 3,215,000 shares of our Series D Convertible Preferred Stock, or Series D Preferred Stock. The price to the public in the offering was $10.00 per share with respect to the common stock and the Series D Preferred Stock. We received net proceeds from the offering of approximately $74.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In addition, pursuant to the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to 1,200,000 additional shares of our common stock. On October 1, 2020, we issued and sold all 1,200,000 shares of common stock at the price of $10.00 per share pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $11.2 million after deducting underwriting discounts and commissions.

The shares of Series D Preferred Stock are convertible on a one-to-one basis into shares of our common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of our Series D Preferred Stock will receive a payment equal to $0.001 per share of Series D Preferred Stock before any proceeds are distributed to the holders of our common stock and equal to any distributions to the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The Series D Preferred Stock has no voting rights, except as required by law and except that the consent of the Series D Preferred Stock holders will be required to amend the terms of the Series D Preferred Stock.

Tebipenem HBr

On September 8, 2020, we announced positive topline results for the Phase 3 ADAPT-PO clinical trial of oral tebipenem HBr in complicated urinary tract infection, or cUTI, and acute pyelonephritis, or AP. The ADAPT-PO trial is the first ever trial to compare an all oral regimen against an all intravenous, or IV, regimen for the treatment of cUTI. The pivotal Phase 3 clinical trial of oral tebipenem HBr met the primary endpoint, demonstrating statistical non-inferiority versus IV ertapenem. The primary endpoint of the trial was defined as the overall response rate (combined clinical cure plus microbiological eradication) at the test-of-cure, or TOC, visit in the microbiological-intent-to-treat population, or micro-ITT. Favorable overall response rates at TOC were 58.8% versus 61.6% for tebipenem HBr and ertapenem, respectively (treatment difference, -3.3%; 95% confidence interval [CI]: -9.7, 3.2; -12.5% NI margin). Clinical cure rates at TOC were high, at greater than 93% in both treatment groups, and overall response rates were consistent across key subgroups of interest.

In the ADAPT-PO trial, comparative safety data from the 1,372 hospitalized adult patients who enrolled in the trial suggest that tebipenem HBr was well-tolerated, with a safety profile similar to that of ertapenem. Treatment emergent adverse events, or TEAEs, were reported in approximately 26% of patients in both treatment groups. The most commonly reported TEAEs in both treatment groups were diarrhea (5.0%) and headache (3.8%). Serious TEAEs were infrequent (1.3% for tebipenem HBr versus 1.7% for ertapenem) and no deaths were reported in the trial. Three Clostridioides difficile-associated TEAEs were observed in the ertapenem group, while none were observed in the tebipenem HBr group.

ADAPT-PO is a global, randomized, placebo-controlled Phase 3 clinical trial that evaluated the safety and efficacy of tebipenem HBr in hospitalized adult patients with cUTI or AP. Patients were randomized (1:1) to receive 600 mg of tebipenem HBr orally every 8 hours, or 1 g of ertapenem IV every 24 hours, for a total of 7 to 10 days. Patients with concurrent bacteremia received up to 14 days of therapy. The primary endpoint was the overall response, defined as the combination of clinical cure and microbiological eradication of the causative pathogen(s), at the TOC visit (Day 19, plus or minus 2 days) and was assessed in the micro-ITT population. The primary analysis and assessment of non-inferiority was evaluated using a pre-specified -12.5% non-inferiority, or NI, margin. This NI margin was a modification of the original NI margin of -10% that was discussed with the U.S. Food and Drug Administration, or FDA, because of concern that the COVID-19 pandemic could have an adverse effect on the trial. As a result, the NI margin was modified prior to database lock from the original NI margin. However, as noted by the lower bound of the 95% confidence interval (-9.7), the trial also achieved success according to the original -10% NI margin.

We presented additional details on the ADAPT-PO trial at IDWeek 2020 on October 24, 2020 demonstrating that both the clinical cure and microbiological eradication rates were comparable between treatment groups at the end of treatment, TOC and at the late follow-up visits. We anticipate submitting a New Drug Application for tebipenem HBr to the FDA in the second quarter of 2021.

SPR720

In September 2020, SPR720 received Fast Track designation for the treatment of adult patients with nontuberculous mycobacteria pulmonary disease (NTM-PD) by the FDA.

On August 26, 2020, we announced that the FDA accepted our investigational new drug, or IND, application for SPR720. With the IND accepted, we expect to initiate a Phase 2a clinical trial evaluating SPR720 in patients with nontuberculous mycobacterial, or NTM, pulmonary disease by year-end 2020. The planned Phase 2a clinical trial is designed as a multi-center, partially blinded, placebo-controlled proof-of-concept clinical trial that will enroll approximately 90 treatment-inexperienced patients with NTM pulmonary disease due to Mycobacterium avium complex. Patients will be randomized to receive either 500mg or 1,000mg of oral SPR720, placebo or standard of care consisting of a macrolide and ethambutol, plus the option of adding a rifamycin. The objectives of the trial are to evaluate plasma pharmacokinetics, safety, tolerability, and microbiological response of SPR720 compared with placebo and standard of care over 28 days of treatment.

Potentiator Platform

We achieved a development milestone from our partner Everest Medicines upon delivery of the SPR206-101 SAD/MAD clinical study report, or CSR, in October 2020, as specified under the regional collaboration launched in 2019. We expect to present final data from the Phase 1 clinical trial in the first half of 2021. In conjunction with Everest Medicines, and through its grant from the DoD awarded in July 2019, we plan to conduct a Phase 1 BAL clinical trial assessing the penetration of SPR206 into the pulmonary compartment in the first half of 2021, as well as initiate a renal impairment study of SPR206 in 2021.

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

Since the fourth quarter of 2016 and through September 30, 2020, we have recorded research and development expenses conducted by our Australian subsidiary net of a 43.5% research and development tax incentive we expect to receive for qualified expenses from the Australian government.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. The Company continues to expect that its research and development expenses will increase in 2020 relative to 2019 due to the greater expense associated with the pivotal ADAPT-PO trial, for which the Company reported data in the third quarter of 2020, the initiation of a SPR720 Phase 2a clinical trial by year-end 2020, and increased research and development personnel to support the ongoing and planned programs.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three and nine months ended September 30, 2020 and 2019.

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

Related to these incentives, we recognized reductions of research and development expense of less than $0.1 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.3 million during the nine months ended September 30, 2020 and 2019

Collaboration Agreements

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

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change
Revenues:
Grant revenue	$3,957	$4,471	$(514)
Collaboration revenue	38	172	(134)
Total revenues	3,995	4,643	(648)

Operating expenses:
Research and development	17,706	18,495	(789)
General and administrative	5,309	4,133	1,176
Total operating expenses	23,015	22,628	387
Loss from operations	(19,020)	(17,985)	(1,035)
Other income (expense):
Interest income	29	403	(374)
Other income (expense), net	55	(135)	190
Total other income (expense), net	84	268	(184)
Net loss	$(18,936)	$(17,717)	$(1,219)

Grant Revenue

	Three Months Ended September 30,
	2020	2019	$ Change
BARDA Contract (tebipenem HBr)	$3,763	$4,245	$(482)
NIAID Contract (SPR206)	184	57	127
NIAID Award (SPR720)	—	9	(9)
DoD Agreement (Potentiator Platform)	10	160	(150)
Total grant revenue	$3,957	$4,471	$(514)

Grant revenue recognized during the three months ended September 30, 2020 and 2019 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the three months ended September 30, 2020 was primarily due to decreased funding received under our BARDA contract for tebipenem HBr and net immaterial decreases under our other government awards.

Collaboration Revenue

During the three months ended September 30, 2020 and 2019, we recognized less than $0.1 million and $0.2 million of revenue, respectively, related to our agreement with Everest Medicines, consisting of the performance of research and development services.

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	$ Change
Direct research and development expenses by program:
Tebipenem HBr (SPR994)	$10,589	$12,954	$(2,365)
SPR720	1,392	969	423
Potentiator Platform (SPR206 and SPR741)	545	921	(376)
Unallocated expenses:
Personnel related (including share-based compensation)	3,938	2,912	1,026
Facility related and other	1,242	739	503
Total research and development expenses	$17,706	$18,495	$(789)

Direct costs related to our tebipenem HBr program decreased by $2.4 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the completion of significant activities in the Phase 3 clinical trial. We expect to continue to incur direct costs related to tebipenem HBr as we finalize activities in the Phase 3 clinical trial and incur expenses related to a potential NDA filing for tebipenem HBr.

Direct costs related to our SPR720 program increased during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to increased expenses related to preparation for our Phase 2a clinical trial. These expenses were partially offset by a decrease in spending associated with formulation development, manufacturing process and manufacturing of clinical trial material. Direct costs related to our SPR720 program during the three months ended September 30, 2020 reflect a $0.2 million reduction to expense related to activities funded by Gates MRI, compared to $0.9 million during the three months ended September 30, 2019.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $0.4 million during the three months ended September 30, 2020, primarily due to higher costs incurred in the prior year related to the Phase 1 trial. Direct costs related to our SPR741 program were immaterial for both the three months ended September 30, 2020 and 2019. In early January 2020, we decided to proceed with SPR206 as the lead product candidate within the Potentiator Platform and discontinue development of SPR741.

During 2020 and 2019, research and development expenses conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $1.0 million.

The increase in personnel-related costs included in unallocated expenses of $1.0 million was due to an increase in research and development headcount, as well as a $0.2 million increase in share-based compensation.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	$ Change
Personnel related (including share-based compensation)	$2,560	$2,186	$374
Professional and consultant fees	2,424	1,504	920
Facility related and other	325	443	(118)
Total general and administrative expenses	$5,309	$4,133	$1,176

The increase in personnel-related costs of $0.4 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the three months ended September 30, 2020 and 2019 included share-based compensation expense of $0.6 million and $0.6 million, respectively.

The increase in professional and consultant fees of $0.9 million was primarily due to increased commercial operation expenses.

The decrease in facility-related and other costs was primarily due to the higher allocation of costs to research and development due to the increased research and development headcount.

Other Income (Expense), Net

Other income, net was $0.1 million for the three months ended September 30, 2020, compared to $0.3 million for the three months ended September 30, 2019. The change was primarily due to a larger unrealized foreign currency gain recognized in the third quarter of 2020, as a result of favorable foreign currency fluctuations, offsetting lower interest income earned as a result of lower interest rates.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change
Revenues:
Grant revenue	$7,165	$10,471	$(3,306)
Collaboration revenue	258	4,046	(3,788)
Total revenues	7,423	14,517	(7,094)

Operating expenses:
Research and development	53,798	40,047	13,751
General and administrative	13,942	11,803	2,139
Total operating expenses	67,740	51,850	15,890
Loss from operations	(60,317)	(37,333)	(22,984)
Other income (expense):
Interest income	352	1,008	(656)
Other income (expense), net	270	386	(116)
Total other income (expense), net	622	1,394	(772)
Net loss	$(59,695)	$(35,939)	$(23,756)

Grant Revenue

	Nine Months Ended September 30,
	2020	2019	$ Change
BARDA Contract (SPR994)	$6,572	$9,364	$(2,792)
NIAID Contract (SPR206)	520	837	(317)
NIAID Award (SPR720)	40	55	(15)
DoD Agreement (Potentiator Platform)	33	215	(182)
Total revenue	$7,165	$10,471	$(3,306)

Grant revenue recognized during the nine months ended September 30, 2020 and 2019 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the nine months ended September 30, 2020 was primarily due to decreased funding received under our BARDA and our other government awards.

Collaboration Revenue

During the nine months ended September 30, 2020 and 2019, we recognized $0.3 and $4.0 million of revenue, respectively, related to our agreement with Everest Medicines. The decrease in revenue is mainly due to decreased research and development services performed under the collaboration agreement.

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	$ Change
Direct research and development expenses by program:
Tebipenem HBr (SPR994)	$35,367	$23,555	$11,812
SPR720	3,238	2,934	304
Potentiator Platform (SPR206 and SPR741)	1,174	2,556	(1,382)
Unallocated expenses:
Personnel related (including share-based compensation)	10,813	8,214	2,599
Facility related and other	3,206	2,788	418
Total research and development expenses	$53,798	$40,047	$13,751

Direct costs related to our tebipenem HBr program increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to  costs related to significant activities performed in the Phase 3 clinical trial, as well as expenses related to formulation development, manufacturing process and manufacturing of clinical trial material We expect to continue to incur direct costs related to tebipenem HBr as we finalize activities in the Phase 3 clinical trial and incur expenses related to a potential NDA filing for tebipenem HBr.

Direct costs related to our SPR720 program increased during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to increased expenses related to preparation for our Phase 2a clinical trial and increased costs related to the formulation development, manufacturing process and manufacturing of clinical trial material. Direct costs related to our SPR720 program during the nine months ended September 30, 2020 reflect a $0.7 million reduction to expense related to activities funded by Gates MRI, compared to $0.9 million during the nine months ended September 30, 2019.

Direct costs related to our Potentiator Platform include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $1.4 million during the nine months ended September 30, 2020, primarily due to higher costs incurred in the prior year related to the Phase 1 trial. Direct costs related to our SPR741 program were immaterial for both the nine months ended September 30, 2020 and 2019. In early January 2020, we decided to proceed with SPR206 as the lead product candidate within the Potentiator Platform and discontinue development of SPR741.

During 2020 and 2019, research and development expenses conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $1.0 million.

The increase of $2.6 million in personnel-related costs included in unallocated expenses was due to an increase in research and development headcount, as well as a $0.4 million increase in share-based compensation.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	$ Change
Personnel related (including share-based compensation)	$7,236	$6,238	$998
Professional and consultant fees	5,506	4,129	1,377
Facility related and other	1,200	1,436	(236)
Total general and administrative expenses	$13,942	$11,803	$2,139

The increase in personnel-related costs of $1.0 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included share-based compensation expense of $1.9 million and $1.7 million, respectively.

The increase in professional and consultant fees of $1.4 million was primarily related to increased commercial operations expenses, as well as increased IT, HR and Finance contractor and consulting expenses related to supporting the growth in our business.

The decrease in facility-related and other costs was primarily due to the higher allocation of costs to research and development due to the increased research and development headcount.

Other Income (Expense), Net

Other income, net was $0.6 million for the nine months ended September 30, 2020, compared to $1.4 million for the nine months ended September 30, 2019. Other income, net in the nine months ended September 30, 2020 was primarily comprised of unrealized foreign currency gains, offsetting decreased interest income due to falling interest rates. In comparison, other income, net in the nine months ended September 30, 2019 was primarily comprised of interest earned on invested cash balances and marketable securities, offset by unrealized foreign currency losses.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under license and collaboration agreements and funding from government contracts, with proceeds from the IPO of our common stock, in July 2018 with an underwritten public offering of our common and preferred stock, and subsequent sales of our common stock and preferred stock. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $127.2 million.

On September 15, 2020, we completed an underwritten public offering of an aggregate of 4,785,000 shares of our common stock, and 3,215,000 shares of our Series D Preferred Stock. The price to the public in the offering was $10.00 per share with respect to the common stock and the Series D Preferred Stock. In addition, under the terms of the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to 1,200,000 additional shares of common stock.

The shares of Series D Preferred Stock are convertible on a one-to-one basis into shares of common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series D Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series D Preferred Stock will receive a payment equal to $0.001 per share of Series D Preferred Stock before any proceeds are distributed to the holders of common stock and equal to any distributions to the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Shares of Series D Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series D Preferred Stock will be required to amend the terms of the Series D Preferred Stock. As such, we have classified the Series D Convertible Preferred Stock within permanent equity in its consolidated balance sheet.

The offering closed on September 15, 2020 with an aggregate public offering price of $80.0 million. Aggregate net proceeds from the offering were $74.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In addition, pursuant to the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to 1,200,000 additional shares of our common stock. On October 1, 2020, we issued and sold all 1,200,000 shares of common stock at the price of $10.00 per share pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $11.2 million after deducting underwriting discounts and commissions.

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

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co, or Cantor. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market,” or ATM, offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. The prospectus underlying the ATM offering program was terminated on September 9, 2020 in connection with our underwritten public offering that was completed in September 2020. At such time, we had raised approximately $15.4 million in sales of our common stock under the ATM offering program, prior to deducting sales commissions, and had remaining available capacity of approximately $34.6 million.

During the nine months ended September 30, 2020, we sold 786,447 shares of our common stock under the ATM agreement at an average price of approximately $12.02 per share for aggregate gross proceeds of approximately $9.4 million prior to deducting sales commissions.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(69,489)	$(32,653)
Cash provided by investing activities	50,210	33,629
Cash provided by financing activities	114,791	10,541
Net increase in cash and cash equivalents	$95,512	$11,517

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $69.5 million, primarily resulting from our net loss of $59.7 million, adjusted for net non-cash items of $4.2 million (primarily stock-based compensation, depreciation, amortization, and unrealized foreign currency transaction gains). Net cash provided by changes in our operating assets and liabilities was $(14.0) million and consisted primarily of a $1.9 million increase in other assets, a $(1.7) million increase in accounts payable, a $2.5 million increase in prepaid expenses and other current assets and a decrease of $8.3 million in accrued expenses.

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

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2020 was $50.2 million primarily related to the maturities of marketable securities of $54.4 million, offset by purchases of marketable securities of $4.0 million.

Cash provided by investing activities during the nine months ended September 30, 2019 was $33.6 million primarily related to the net maturities of marketable securities.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 was $114.8 million, consisting primarily of proceeds of $105.2 million from the sale of common stock, Series C Preferred Stock and Series D Preferred Stock in our rights offering and underwritten public offering, proceeds of $9.2 million from the sale of common stock under our ATM offering program sales agreement and proceeds of $1.0 million from the exercise of employee stock options, offset by the payment of offering expenses of $0.6 million.

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $127.2 million. In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022, through the approval process for tebipenem HBr.

This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potentially new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $127.2 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of September 30, 2020, the net fair value of our interest sensitive marketable securities would hypothetically decline by less than $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net loss was $59.7 million and $35.9 million for the nine months ended September 30, 2020 and 2019, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022, through the approval process for tebipenem HBr. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potentially new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

We believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022, through the approval process for tebipenem HBr. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of September 30, 2020, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of our Potentiator Platform product candidates and an award from the DoD Congressionally Directed Medical Research Programs, or CDMRP, Joint Warfighter Medical Research Program for SPR206.

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

On September 15, 2020, at the closing of our underwritten public offering, we issued a total of 4,785,000 shares of common stock and 3,215,000 shares of Series D Preferred Stock, raising net proceeds of approximately $74.7 million. In addition, pursuant to the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to 1,200,000 additional shares of our common stock. On October 1, 2020, we issued and sold all 1,200,000 shares of common stock at the price of $10.00 per share pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $11.2 million after deducting underwriting discounts and commissions.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock, or Series A Preferred Stock, to certain affiliates of Biotechnology Value Fund, L.P., or BVF, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock, or Series B Preferred Stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In June 2019, BVF converted 500 shares of Series A Preferred Stock into 500,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Preferred Stock. In connection with our rights offering, which we launched in February 2020 and closed in early March 2020, we issued 2,287 shares of our Series C Preferred Stock to BVF. In September 2020, in connection with our underwritten public offering, we issued 3,215,000 shares of our Series D Preferred Stock to BVF. If BVF or any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. We would cease to be an emerging growth company upon the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, which is December 31, 2022; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of September 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of September 30, 2020, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 51% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

SPERO THERAPEUTICS, INC.

Date: November 5, 2020	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Stephen J. DiPalma
Stephen J. DiPalma
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)