Form 10-K
period 2020-12-31
Spero Therapeutics, Inc.
filed 2021-03-11
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $256.2 million (based on the last reported sale price on the Nasdaq Global Market as of such date). As of March 8, 2021, there were 29,504,257 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•

the direct and indirect impact of the pandemic caused by an outbreak of a new strain of coronavirus, or COVID-19, on our business and operations, including manufacturing, research and development costs, clinical trials, regulatory processes and employee expenses;

•	the commercialization of our product candidates, if approved;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to enter into strategic arrangements and/or collaborations and the potential benefits of such arrangements;
•	our estimates regarding expenses, capital requirements and needs for additional financing;
•	our ability to continue as a going concern;
•	our financial performance;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors”.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
•

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

•

We expect that we will need substantial additional funding. If we are unable to raise capital when needed, or do not receive payment under our government awards, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•

We are heavily dependent on the success of tebipenem HBr, which is still under development, and our ability to develop, obtain marketing approval for and successfully commercialize tebipenem HBr. If we are unable to develop, obtain marketing approval for and successfully commercialize tebipenem HBr, or if we experience significant delays in doing so, our business could be materially harmed.

•

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or comparable foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

•

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

•

Preliminary or interim data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

Serious adverse events or undesirable side effects or other unexpected properties of tebipenem HBr or any other product candidate may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

•

Even if a product candidate does obtain regulatory approval, it may never achieve the market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community that is necessary for commercial success and the market opportunity may be smaller than we estimate.

•

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing tebipenem HBr or any other product candidate if such product candidate is approved.

•	We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.
•

We expect to depend on collaborations with third parties for the development and commercialization of some of our product candidates. Our prospects with respect to those product candidates will depend in part on the success of those collaborations.

•

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

•

Our use of government funding for certain of our programs adds complexity to our research and commercialization efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

•

If we are unable to obtain and maintain sufficient patent protection for our technology or our product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be adversely affected.

•

We have registered trademarks and pending trademark applications. Failure to enforce our registered marks or secure registration of our pending trademark applications could adversely affect our business.

•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize tebipenem HBr or our other product candidates, and our ability to generate revenue will be materially impaired.

Item 1. Business.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving multi-drug resistant, or MDR, bacterial infections and rare diseases. Our most advanced product candidate, Tebipenem Pivoxil Hydrobromide, or tebipenem HBr, is designed to be the first oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We are also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by non-tuberculous mycobacterial pulmonary infections, or NTM disease. In addition, we are advancing SPR206, a next generation polymyxin investigational product candidate, being developed as an IV-administered medicine to treat MDR Gram-negative infections in the hospital. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings.

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

Growing Antibiotic Resistance in the Hospital and Community Settings

Antibiotic resistance is one of the largest threats to global health, and resistance rates are increasing. Antibiotic resistance can affect anyone, of any age and in any country. According to the U.S. Centers for Disease Control’s Antibiotic Resistance Threats in the United States, 2019 report, more than 2.8 million antibiotic-resistant infections occur in the United States each year, and more than 35,000 people die as a result. Approximately 70% of the pathogens that cause these infections are resistant to at least one antibiotic used to treat them. Resistance rates are climbing in both hospital-acquired and community-acquired infections. According to UNC Infectious Diseases investigator David van Duin, MD, PhD and colleagues in 2016: “Some MDR bacteria have become quite prevalent causes of community-acquired infections. The spread of MDR bacteria into the community is a crucial development, and is associated with increased morbidity, mortality, healthcare costs and antibiotic use.” The incidence rate of serious infections is increasing, and the proportion of the infections caused by MDR pathogens is increasingly seen as an emerging threat to world health. The Centers for Disease Control and Prevention, or CDC, estimates that the annual impact of antibiotic-resistant infections on the United States economy is $20-35 billion in excess direct health care costs.

According to the CDC, among all of the bacterial resistance problems, Gram-negative pathogens, which cause a majority of all bacterial infections, are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment. In February 2017, the World Health Organization, or WHO, published a list of Gram- negative bacteria based on the urgency of need for new antibiotics and highlighted a critical group of MDR Gram-negative bacteria that pose a particular threat to human health, including Acinetobacter, Pseudomonas and multiple Enterobacteriaceae (including Klebsiella sp., E. coli, Serratia and Proteus). These pathogens are associated with significant mortality because the increased incidence of antibiotic resistance has limited the number of effective treatment options.

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

Although rare, the incidence of pulmonary NTM disease is increasing worldwide. It is estimated that approximately 130,000 patients suffer from NTM disease in the United States and Europe, a figure that is growing at a rate of 8% annually. In addition, many patients go undiagnosed and could benefit from treatment with additional testing. The elderly and people with compromised immune or lung function are at greatest risk, as are patients with bronchiectasis for whom it is estimated that up to 50% may also have active lung infection caused by NTM. Treatment of pulmonary NTM disease requires prolonged therapy (continuing for approximately 12 to 24 months) with a combination regimen and is frequently complicated by tolerability and/or toxicity issues. Additionally, there are currently no oral antibiotics specifically approved for use to treat pulmonary NTM disease. M. avium complex is the most common NTM to cause human infection in the United States, and it makes up around 80% of the infections.

The most common treatment for NTM infections is combination therapy with drugs traditionally used for tuberculosis, or TB, which have limited efficacy and high toxicity. NTM infection is also associated with high healthcare costs and high mortality. In 2014, the annual cost in the United States of treating NTM infections alone was estimated at $1.7 billion.

Our Solution

Antibiotics currently used for first-line empiric treatment of MDR acute bacterial infections and NTM infection suffer from significant limitations. We believe that our product candidates will overcome these limitations, as described below:

•

Tebipenem HBr is designed to address the lack of orally administrable antibiotics to prevent hospitalization and permit IV-to-oral switch therapy in resistant Gram-negative infections. Resistance to most commonly used classes of oral antibiotics, such as cephalosporins and fluoroquinolones, has increased significantly. Many of the most commonly used antibiotics for MDR Gram-negative infections are only available in an IV-administered formulation. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients following hospitalization. Tebipenem HBr is an orally administrable tablet that we believe has the potential, if approved, to treat such infections in both the community and hospital settings, thereby preventing certain hospitalizations and enabling patients to transition to oral treatment. In the community setting, tebipenem HBr, if successfully developed and approved, may allow patients who develop an infection with a resistant pathogen, but are stable enough to be treated in the community, to avoid the need for an IV catheter and even hospitalization. Hospitalization is a key cost driver for hospital systems and payers, with increasing emphasis being placed on hospital avoidance. In the hospital setting, the lack of effective oral stepdown options results in the potential for lengthy hospital stays or the insertion of a peripherally inserted central catheter, or PICC, to facilitate outpatient administration of IV antibiotics. Tebipenem HBr may enable faster discharges, providing cost-saving advantages for the hospital and mitigating the risk of catheter-related and other hospital-acquired infections for patients.

•

SPR720 is designed to be the first oral treatment for NTM infection where treatment failure is common and no approved therapies exist. The current treatment for NTM infection is lengthy and involves combination therapy, often including three or more antibiotics, including injectables. None of these combination treatments are currently approved for use in NTM infection. Treatment failure is common and is often due to poor compliance or patients’ inability to tolerate the regimen. Many patients experience progressive lung disease as a result of NTM infection, and mortality rates are high, ranging from 29% to 69% within five years of diagnosis. We believe SPR720, if successfully developed, has the potential to be the first approved oral agent for NTM pulmonary infection. We initiated a Phase 2a clinical trial in patients with NTM pulmonary disease in December 2020 based on data from the Phase 1 clinical trial, pharmacokinetic analyses and preclinical studies supporting its advancement. On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, which is further described elsewhere in this “Business” section of our Annual Report on Form 10-K under the heading “Update on Phase 2a Clinical Trial.”

•

SPR206 is designed to address the decline in the ability of novel and effective IV-administered antibiotics to treat MDR Gram-negative infections in the hospital setting. First-line IV empiric antibiotics, such as levofloxacin, ceftazidime and piperacillin-tazobactam, have experienced diminished utility as the number of bacterial strains resistant to these antibiotics in the hospital has increased. Due to gaps in the spectrum of coverage of antibiotics currently on the market, physicians are often confronted with the need to design complicated multi-drug cocktails for patients with serious infections. Based on results from preclinical studies to date, we believe that SPR206 has the potential to be developed as a single drug.

Our Pipeline – Multiple Near-term Catalysts Across the Rare and Infectious Disease Portfolio

The following table sets forth our product candidates, their status and certain anticipated milestones related to them.

Our Product Candidates

Tebipenem HBr (tebipenem pivoxil hydrobromide): Novel Antibiotic with Potential to be the First Oral Carbapenem for Use in Adults

Our lead product candidate, tebipenem HBr, is an oral carbapenem intended for use in adults to treat MDR Gram-negative infections. In September 2020, we announced positive top-line data from the single pivotal Phase 3 clinical trial, which is entitled ADAPT-PO, that is required for approval of tebipenem HBr to treat complicated urinary tract infection, or cUTI, and acute pyelonephritis, or AP. The ADAPT-PO trial achieved its primary objective, demonstrating that oral tebipenem HBr was statistically non-inferior to intravenous ertapenem in the treatment of patients with cUTI and patients with AP with respect to the primary endpoint of overall response at the test-of-cure, or TOC, visit in the microbiological-intent-to-treat, or micro-ITT, population. Comparative safety and tolerability data from 1,372 hospitalized adult patients enrolled in the study were similar between the tebipenem HBr and ertapenem treatment groups. The ADAPT-PO trial was designed as a double-blind, double-dummy trial to compare oral tebipenem HBr with an existing standard of care intravenous, or IV, antibiotic, ertapenem, in 1,372 hospitalized adult patients with cUTI or AP, randomized 1:1 in each arm. We intend to make a New Drug Application, or NDA, submission to the United States Food and Drug Administration, or FDA, for tebipenem HBr for the treatment of cUTI and AP in the second half of 2021.

Carbapenems have been utilized for over 30 years and are considered the standard of care for many serious MDR Gram-negative bacterial infections, but to date they have only been available as IV-administered formulations. Currently, there are no commercially available oral carbapenems for use in adults, and we believe tebipenem HBr has the potential to address this unmet need. Tebipenem HBr is an oral tablet formulation of tebipenem, a carbapenem-class antibiotic marketed by Meiji Seika Pharma Co. Ltd., or Meiji, in Japan as Orapenem® since 2009 for common pediatric infections. To accelerate our clinical development of tebipenem HBr, in June 2017 we signed an exclusive license to certain data and know-how from Meiji and a global pharmaceutical company, to which we refer as Global Pharma, which we intend to use to support our clinical development of tebipenem HBr. We have global commercialization rights to tebipenem HBr, except in certain contractually specified Asian countries.

The FDA has designated tebipenem HBr as a Qualified Infectious Disease Product, or QIDP, for the treatment of cUTI, community acquired bacterial pneumonia, or CABP, and moderate to severe diabetic foot infections, or DFI, under the Generating Antibiotics Incentives Now Act, or the GAIN Act. Among other benefits of a QIDP designation, the first marketing application for the QIDP-designated drug qualifies for priority review by the FDA. If tebipenem HBr is approved for treatment of cUTI, CABP or DFI, the QIDP designation previously granted to tebipenem HBr for those indications will entitle the drug product to receive a one-time five-year extension to any non-patent exclusivity period awarded for tebipenem HBr in the United States (the so-called GAIN exclusivity extension), such as a five-year New Chemical Entity, or NCE, exclusivity granted under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, for a total of 10 years, among other possible qualifying periods of regulatory exclusivity. In Europe, exclusivity for NCEs is 10 years (eight years for data exclusivity and an additional two years for market exclusivity), with the possibility of a one-year extension if the chemical entity is approved for use in an additional indication. The QIDP designation for tebipenem HBr, however, does not guarantee a faster development process or ensure FDA approval. Tebipenem HBr has been granted Fast Track Designation by the FDA for the treatment of cUTI and AP.

In January 2021, tebipenem HBr was granted a patent covering a crystalline form and pharmaceutical compositions of tebipenem HBr, with an expiration of February 2038. We believe that our intellectual property portfolio for tebipenem HBr, which includes multiple patent applications pending, will provide tebipenem HBr protection globally, including in the United States and Europe, through 2038.

Advantages of tebipenem HBr

Key attributes of tebipenem HBr support our confidence in tebipenem HBr’s commercial potential, if tebipenem HBr receives regulatory approval. We believe tebipenem HBr has the potential to be a safe and effective treatment for cUTI and other serious and life-threatening infections for which we may develop tebipenem HBr.

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

•

Potential for differentiated launch characteristics. There are limited branded or generic oral options currently approved or available to treat fluoroquinolone- and cephalosporin-resistant pathogens to assist with transitioning patients from the hospital to the community setting, or to prevent unnecessary hospitalization for cUTI. We believe tebipenem HBr, if approved, would be primarily reimbursable outside the hospital diagnosis-related group, or DRG, system, because of the desire from patients, physicians and payors alike to discharge patients from the hospital. Together, we believe these factors could differentiate tebipenem HBr from other recently launched antibiotic drugs, many of which are injectable, reimbursed within the hospital DRG system, and/or substitutable with equally effective generic alternatives.

•

Potential uses for treatment. As a result of extensive existing data, we believe that tebipenem HBr has the potential to be used for the treatment of cUTI and other serious and life-threatening infections caused by resistant Gram-negative pathogens.

•

Clinical profile observed in the ADAPT-PO clinical trial suggests there are no tradeoffs in treating with oral tebipenem HBr versus IV ertapenem; safety and tolerability data supported by the Japanese experience. The ADAPT-PO trial achieved its primary objective, demonstrating that oral tebipenem HBr was statistically non-inferior to intravenous ertapenem in the treatment of patients with cUTI and patients with AP with respect to the primary endpoint of overall response at the TOC visit in the micro-ITT population. In the ADAPT-PO trial, the safety and tolerability profile for oral tebipenem HBr was similar to IV ertapenem. Both the type and frequency of adverse events were well balanced across treatment groups, with treatment-emergent adverse events reported in 26% of treated patients in both arms. The most commonly observed TEAEs were diarrhea and headaches. Serious adverse events occurred in 1.3% of tebipenem HBr-treated patients, none of which were considered to be drug-related, and there were no deaths reported in the study.

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

•

Potential to enable IV-to-oral transition of antibiotic treatment to assist with reduction in hospital stays and/or eliminate the need for hospitalization. We believe the unique oral formulation of tebipenem HBr may enable patients who begin IV-administered treatment for extended spectrum beta-lactamases in the hospital setting to transition to oral dosing of tebipenem HBr either in the hospital or upon discharge for convenient home-based care. We believe that the availability and use of an oral carbapenem as a transition therapy may eliminate hospitalization or reduce the length of a patient’s hospital stay and the overall cost of care.

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

cUTIs in the United States	2019 E. coli Resistance Rates to Fluoroquinolones	2013-2014 E. coli Resistance Rates to Fluoroquinolones	2000-2004 E. coli Resistance Rates to Fluoroquinolones
Community Setting	21.2%	11.7%	0%
Hospital Setting	30.8%	34.5%	3.5%

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

In addition, the FDA has issued several warnings against the use of fluoroquinolones in certain patients. In particular, an FDA Advisory Committee stated in November 2015 that the risk of serious side effects caused by fluoroquinolones generally outweighs the benefits for patients with acute bacterial sinusitis, acute exacerbation of chronic bronchitis and uncomplicated UTIs, and the agency subsequently issued a drug safety communication to the public and required safety labeling revisions be made to all products within this drug class. The FDA has determined that fluoroquinolones should be reserved for use in patients with these conditions who have no alternative treatment options and safety warnings in the labeling of fluoroquinolone class products have been further strengthened over the past several years. We believe tebipenem HBr could become a potential alternative to oral fluoroquinolones based on its safety and efficacy profile.

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

IQVIA completed a market assessment in August 2017 in the community and hospital settings in which it estimated that there were 11 to 12 million patients annually who presented in the community physician’s office with a UTI and 3.5 to 4.5 million patients annually in the hospital with a UTI in the United States alone. Of these UTIs, 10 to 11 million are suspected to be caused by Gram-negative bacteria, and 4 to 5 million of these patients had an infection that is resistant to or failed first-line therapy, such as the fluoroquinolone class, or require IV therapy due to the severity of infection. Physicians in the survey reported high concern with growing fluoroquinolone resistance and lack of oral options for MDR Gram-negative infections. We believe tebipenem HBr is well positioned to meet the unmet need for an oral therapy for community-acquired UTI and may offer physicians an option for treating

MDR UTIs while avoiding patient hospitalization. In addition, we believe tebipenem HBr has the potential to accelerate hospital discharge and obviate the need for continued IV-administered therapy at home by transitioning discharged patients to an at-home oral therapy. Our pivotal Phase 3 clinical trial for tebipenem HBr, ADAPT-PO, was conducted in a subset of UTIs called cUTIs, and our target focus within this group is the 2.7 million patients receiving second line or IV treatment in the United States annually. A significant majority of UTIs, including these cUTIs, are caused by a group of MDR Gram-negative bacteria called Enterobacteriaceae, which tebipenem HBr is effective against.

Tebipenem HBr Clinical Development Program

Single Pivotal Phase 3 Clinical Trial (ADAPT-PO)

In September 2020, we announced positive data from the ADAPT-PO Phase 3 trial evaluating an all oral regimen of tebipenem HBr head-to-head versus an all IV regimen of ertapenem for the treatment of adults with cUTI, including AP. The global, randomized, placebo-controlled ADAPT-PO Phase 3 clinical trial evaluated the safety and efficacy of tebipenem HBr in hospitalized adult patients with cUTI or AP. Patients were randomized (1:1) to receive tebipenem HBr (600 mg) orally every 8 hours, or ertapenem (1 g) IV every 24 hours, for a total of 7 to 10 days.

The ADAPT-PO trial achieved its primary objective, demonstrating that oral tebipenem HBr was statistically non-inferior to intravenous ertapenem in the treatment of patients with cUTI and patients with AP with respect to the primary endpoint of overall response at the TOC visit in the micro-ITT population. Overall response (combined clinical cure plus microbiological eradication) rates at TOC were 58.8% for oral tebipenem versus 61.6% for IV ertapenem (treatment difference, -3.3%; 95% confidence interval [CI]: -9.7, 3.2; -12.5% NI margin).

Data presented at IDWeek 2020 expanded on the topline data, and demonstrated that both the clinical cure and microbiological eradication rates were comparable between treatment groups at the end of treatment, or EOT, TOC and at the late follow-up, or LFU, visits. Specifically, clinical cure rates, which are the key determinant in routine clinical management of cUTI/AP patients, were >93% in both treatment groups at TOC. The high clinical cure rates at TOC were sustained through LFU (88.6% and 90% for tebipenem HBr and ertapenem, respectively), demonstrating a durable clinical response in patients with cUTI and AP. Favorable microbiological response rates at TOC were likewise comparable between treatment groups and were similarly sustained up to LFU in both treatment groups (57.2% and 58.2% for tebipenem HBr and ertapenem, respectively). There were no statistically significant differences between treatment groups in overall response rates across key subgroups of interest, including those determined by age, baseline diagnosis, and presence of bacteremia at baseline. Per pathogen microbiological response rates were generally balanced across treatment groups for the predominant uropathogens.

Comparative safety and tolerability data from 1,372 hospitalized adult patients enrolled in the study were similar between the tebipenem HBr and ertapenem treatment groups. Treatment emergent adverse events, or TEAEs, were reported in approximately 26% of patients in both treatment groups and the most commonly reported TEAEs in both treatment groups were diarrhea (5.0%) and headache (3.8%). Serious TEAEs were infrequent (1.3% for tebipenem HBr vs. 1.7% for ertapenem) and no deaths were reported in the trial. Three Clostridioides difficile associated TEAEs were observed in the ertapenem group, while none were observed in the tebipenem HBr group.

Based on our pre-IND, pre-Phase 3 meeting with the FDA, we believe that positive results from a single pivotal Phase 3 clinical trial of tebipenem HBr in cUTI would support the approval of tebipenem HBr for the treatment of cUTI. The primary analysis and assessment of non-inferiority was evaluated using a pre-specified -12.5% non-inferiority (NI) margin.  This NI margin was a modification of the original NI margin of -10% that was discussed with the FDA because of concern that the COVID-19 pandemic could have an adverse effect on the trial. As a result, the NI margin was modified prior to database lock from the original NI margin. Data from the ADAPT-PO Phase 3 clinical trial of tebipenem HBr, together with requisite safety data, drug-drug interaction studies and other studies, will form the basis for the NDA for tebipenem HBr to treat cUTI, including acute pyelonephritis, which we plan to submit to the FDA in the second half of 2021. The ADAPT-PO clinical trial may also support marketing applications in other global regions.

QIDP Designation

The FDA has designated tebipenem HBr as a QIDP for the treatment of cUTI, CABP and DFI under the GAIN Act. Among other benefits of a QIDP designation, the first marketing application for the QIDP-designated drug qualifies for priority review by the FDA. The QIDP designation for tebipenem HBr, however, does not guarantee a faster development process or ensure FDA approval. Further, if tebipenem HBr is approved for the treatment of cUTI, CABP or DFI, the FDA’s QIDP designation previously granted to tebipenem HBr for those indications will entitle the drug product to receive a one-time five-year extension to any non-patent exclusivity period awarded to tebipenem HBr in the United States, such as a five-year New Chemical Entity exclusivity granted under the Hatch-Waxman Act, among other possible periods of regulatory exclusivity that would qualify for a GAIN exclusivity extension.

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

Tebipenem pivoxil is an orally administered carbapenem, which is a sub-group of the beta-lactam class of antibiotics. The safety of tebipenem pivoxil was evaluated in approximately 1,200 subjects supporting the application for approval in Japan. In this safety data set, there are 741 adult subjects across 17 trials and 440 pediatric subjects across six trials. These 23 trials in total included one double-blind, comparator-controlled trial in children, five open-label trials in children, five trials enrolling adult patients (including two open-label cUTI trials), and 12 Phase 1 clinical pharmacology trials. Among the pharmacology trials, tebipenem pivoxil was studied for an effect on QT interval, and for the known effect of the pivoxil prodrug on plasma carnitine concentrations.

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

Funded Label Expansion Opportunity

In addition to cUTI, we believe that tebipenem HBr has the potential to treat other serious and life-threatening infections, including CABP. Our Biomedical Advanced Research and Development Authority, or BARDA, award provides funding for Phase 1 and Phase 2 trials supporting a potential CABP indication for tebipenem HBr.

SPR720: Novel Oral Antibiotic Designed for Treatment of Non-tuberculous Mycobacterial Pulmonary (NTM-PD) Disease

A second area of our focus is rare infectious diseases, specifically non-tuberculous mycobacterial pulmonary disease, a rare orphan disease. We are developing SPR720, which represents a novel class of antibacterial agents that target enzymes essential for bacterial DNA replication, for the treatment of NTM disease. NTM causes chronic and serious lung disease with debilitating symptoms that leads to a decline in lung function. It can have a significant physical and emotional impact on patients. SPR720 is designed to be the first novel, oral candidate to treat NTM pulmonary disease. SPR720 represents a novel class of antibacterial agents that target enzymes essential for bacterial DNA replication.

SPR720 has several key attributes including:

•

Acceptable safety and tolerability within therapeutic dose range. Both the SPR720 Phase 1 trial and pharmacokinetic/pharmacodynamic (PK/PD) data for indicated that predicted therapeutic exposures could be attained with a 500 – 1,000 mg once daily oral dose. These doses in the Phase 1 trial were associated with a low incidence of adverse events with no serious adverse events reported. The most common adverse event among all cohorts was mild diarrhea not requiring discontinuation of therapy.

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

SPR720 has shown potent activity against most common NTM infection species, such as M. avium, M. abscessus and M. kansasii. As shown in the exhibit below, SPR720 showed Pulmonary Activity versus M. avium ATCC 700898 in a Murine Chronic Infection Model. In this model SPR720 was effective as a monotherapy and in combination with SOC agents.

Non-tuberculous mycobacteria are typically found in water and soil. NTM infections cause a rare infection of the lung that is acquired through inhalation of this microbe. There are approximately 150 types of mycobacteria, with Mycobacterium avium complex, or MAC, the most common cause of NTM infections, comprising approximately 80% of all NTM infections.

NTM disease occurs in many different types of patients. NTM disease often occurs in people with compromised immune systems, such as those with HIV, or those with respiratory conditions such as cystic fibrosis, chronic obstructive pulmonary disease, asthma or bronchiectasis. According to Strollo et al. and Adjemian et al., the diagnosed patient population is approximately 86,000 in the United States. The annual prevalence of NTM disease is increasing at an estimated rate of 8% per year. While people of any age can be infected by NTM, it mostly affects middle-aged to elderly adults, and is increasing among patients over 65 years old, a population that is growing in numbers. While relatively rare compared to other infectious diseases, the prevalence of NTM disease has more than doubled since 1997 and unfortunately, infections caused by NTM are often undiagnosed, masquerading as another respiratory condition such as COPD or asthma. By comparison, the prevalence of TB in North America has declined.

There are currently no oral FDA-approved therapeutics specifically approved for use to treat NTM pulmonary disease. Given the unmet medical need, there are regulatory incentives available to encourage drug development to address NTM disease. These include orphan drug designation, potential for breakthrough therapy status and QIDP designation. Treatment of NTM disease requires prolonged therapy (continuing for approximately 12 to 24 months) with a combination regimen and is frequently complicated by tolerability and/or toxicity issues. Treatment failure is common and is often due to poor compliance or inability to tolerate the regimen. Many patients experience progressive lung disease and mortality is high. We believe there is a need for new, potent, orally available therapies for NTM disease. While there are competitive compounds in development for NTM disease, these therapies are not effective in all patients and are not orally available.

We believe that our intellectual property portfolio for SPR720, which includes multiple issued patents and patent applications pending, will provide SPR720 protection globally, including in the United States and Europe, through 2033.

Our SPR720 Development Plan

Our strategy is to develop SPR720 to become the first oral treatment FDA-indicated for NTM disease, and ultimately provide a treatment option to NTM patients to reduce their disease burden and improve their quality of life.

In March 2020, the FDA granted orphan drug designation for SPR720, a designation that is given to drugs intended to treat a rare disease or condition that affects fewer than 200,000 persons in the United States. An orphan drug designation can provide specific benefits including up to seven years of market exclusivity in the United States upon regulatory approval.  In February 2019, we received QIDP designation for SPR720 for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by Mycobacterium tuberculosis. QIDP designation entitles a future marketing application for SPR720 for this indication to priority review by the FDA. Neither the QIDP nor orphan drug designation, however, guarantee a faster development process or ensure FDA approval. In September 2020, SPR720 was awarded Fast Track Designation by the FDA for treatment of adult patients with NTM pulmonary disease.

In December 2020, we initiated a Phase 2a dose-ranging clinical trial of SPR720 in patients with nontuberculous mycobacterial pulmonary disease following the acceptance of our investigational new drug, or IND, application for SPR720 in August 2020. The Phase 2a clinical trial is designed as a multi-center, partially blinded, placebo-controlled proof-of-concept clinical trial of SPR720 that is expected to enroll approximately 90 treatment-inexperienced patients with NTM-PD due to MAC.  Patients are randomized to receive either 500 mg or 1,000 mg of oral SPR720 once daily, placebo, or standard- of-care, or SOC, consisting of a macrolide and ethambutol, plus the option of adding a rifamycin.  The objectives of the trial are to evaluate the plasma pharmacokinetics, safety, tolerability, and microbiological response of SPR720 compared with placebo and SOC over 28 days of treatment, with the inclusion of the SOC arm to assess and ensure assay sensitivity for the trial design.

The doses selected for the Phase 2a trial of SPR720 are supported by pharmacokinetic analyses as well as data from the Phase 1 clinical trial of SPR720.  The Phase 1 trial reported in December 2019 was designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. Data from this Phase 1 trial was presented at ID Week 2020 and indicated that SPR720 is generally well-tolerated, and predicted therapeutic exposures could be attained with a 500 – 1,000 mg once daily oral dose.

The Phase 1 clinical trial of SPR720 evaluated the safety, tolerability and PK of orally administered SPR720 at single doses ranging from 100 mg to 2000 mg and repeat total daily doses ranging from 500 mg to 1500 mg for up to 7 to 14 days. Across seven single ascending dose, or SAD, and five multiple ascending dose, or MAD, cohorts, a total of 96 healthy volunteers (including a cohort of healthy elderly (age ≥ 65 years) volunteers) were randomized to receive SPR720 or placebo. There were no serious adverse events reported and all participants completed the trial. An analysis of preliminary blinded data indicates that SPR720 was generally well-tolerated at doses up to 1000 mg over the maximum studied duration of 14 days. Preliminary analyses of PK data across the cohorts show no significant impact of either advanced age or administration with food on PK variables. At doses of 500 mg or higher, the mean plasma drug exposures of SPR719, the active metabolite of SPR720, are consistent with those suggested by in vivo models of SPR720 to be necessary for clinical efficacy against target NTM pathogens.

Update on Phase 2a Clinical Trial

On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, following our notification to the FDA of our decision to pause dosing in our ongoing Phase 2a clinical trial of SPR720 as a precautionary measure related to events in our ongoing animal toxicology study of SPR720. The decision to implement the pause was made based on a recommendation from the Company’s Safety Review Board, or SRB, following review of data from an ongoing toxicology study of SPR720 in adult non-human primates in which mortalities with inconclusive causality to treatment were observed.

The animal study is being conducted to assess the potential toxicity of SPR720. A concurrent study of SPR720 in rats is proceeding uneventfully. These studies are meant to support longer-term treatment with SPR720 beyond the 28 days currently supported by IND-enabling toxicology studies. No serious adverse events have been observed in any human study participants.

Subsequent to receiving verbal notification from the FDA of the clinical hold, we received a formal clinical hold letter in which the FDA has requested additional information from the non-human primate trial, including a study report. We have decided to discontinue the Phase 2a clinical trial at this time to best facilitate future potential adjustments to the protocol based on FDA feedback and to avoid incurring costs associated with the trial while on clinical hold. We are continuing to work with the FDA to evaluate the findings and determine the further development pathway for the SPR720 clinical program.

IV Potentiator Product Candidate SPR206: Our IV-administered product candidate being developed as an innovative option to treat multi-drug resistant (MDR) Gram-negative bacterial infections in the Hospital Setting.

SPR206 is an IV-administered product candidate being developed as an innovative option to treat MDR Gram-negative bacterial infections in the Hospital Setting. Gram-negative bacteria represent a subset of bacterial organisms distinguished by the presence of an outer cell membrane. SPR206 is designed to treat MDR Gram-negative bacterial infections through interactions with the bacteria’s outer cell membrane as a monotherapy.

SPR206 is a direct acting IV-administered agent that has demonstrated single-agent antibacterial activity in preclinical studies against Gram-negative bacteria, including organisms identified by the CDC and the WHO as urgent and serious threats to human health, including Acinetobacter baumannii and Pseudomonas aeruginosa.

In January 2020 we reported results from a Phase 1 clinical trial designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. In the Phase 1 clinical trial SPR206 was well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and has a safety profile that we believe supports the further development of SPR206. The Phase 1 clinical trial of SPR206 was designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. In this SAD and MAD Phase 1 clinical trial, a total of 96 healthy volunteers were randomized to receive SPR206 or placebo. All reported adverse events were mild to moderate and there were no reported severe or serious adverse events. No evidence of nephrotoxicity was observed and there were no subjects with clinically significant changes in laboratory tests during the study. SPR206 was well-tolerated at doses up to 100 mg administered three-times a day, a total of 300 mg daily, for 14 consecutive days. Pharmacokinetic data across the cohorts indicate dose linearity and dose proportionality as well as mean plasma drug exposures of SPR206 that are concordant with preclinical models predictive for clinical efficacy against target Gram-negative pathogens.

We have conducted a preclinical toxicology study of SPR206 in accordance with good laboratory practice, or GLP, requirements as well as conducted nonclinical studies in which SPR206 demonstrated activity as a single agent against MDR and extensively drug resistant, or XDR, bacterial strains, including isolates of Pseudomonas aeruginosa, Acinetobacter baumannii and carbapenem-resistant Enterobacteriaceae, in both in vitro and in vivo models of infection. We expect to initiate a Phase 1 bronchoalveolar lavage, or BAL, clinical trial to assess the penetration of SPR206 into the pulmonary compartment in the first half of 2021 and to initiate a renal impairment study of SPR206 in 2021.

SPR206 has been granted QIDP designation by the FDA for the treatment of cUTI and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP). We have multiple patent applications pending for SPR206 that we believe will provide SPR206 protection globally, including in the United States and Europe, through 2039.

Following an evaluation of the IV Potentiator product candidates, we discontinued development of SPR741, effective January 1, 2020. We believe that the collective data from the recent Phase 1 and preclinical studies of SPR206 suggest a potency and safety profile that may be superior to SPR741. Further, we believe SPR206 may have a potentially faster path to pivotal clinical trials when compared with SPR741 because SPR206 is being developed as a single agent. As a result of this decision, we terminated our license agreement with Northern Antibiotics Oy (Ltd.) relating to SPR741. Effective January 1, 2020, the intellectual property rights associated with SPR741 reverted to Northern Antibiotics and we no longer have any rights with respect thereto and we no longer have any obligations for the cost of maintaining such intellectual property.

SPR206 Advantages

We believe that with the following key attributes, SPR206, an IV Potentiator, has the potential to become a safe and effective treatment for serious Gram-negative infections:

•

Potential to Expand the Potency of Standard-of-Care Antibiotics. SPR206 is designed to expand the potency of SOC antibiotics by restoring and expanding their Gram-negative activity. We believe that this novel mechanism could provide a new option for patients with resistant Gram-negative infections, thereby improving therapeutic outcomes, decreasing physicians’ reliance on older poorly tolerated and ineffective drugs.

•

SPR206 appears to be a safe and potent IV-administered direct-acting agent. SPR206 is designed to interact with LPS to disrupt the outer membrane. SPR206 is also designed to have direct antibiotic activity, while retaining Potentiator activity, including activity against Pseudomonas aeruginosa and Acinetobacter baumannii. Data from SPR206 in vitro and in vivo GLP safety pharmacology and absorption, distribution, metabolism, and excretion, or ADME, studies and 14-day, two-species GLP toxicology studies provide support for an acceptable safety profile, which led to SPR206’s designation as a clinical candidate and the initiation of a Phase 1 clinical trial in December 2018. Phase 1 data demonstrates that SPR206 is well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and has a safety profile that we believe supports the further development of SPR206. We are developing SPR206 as a treatment for high-risk patients with suspected or known Gram-negative infections such as carbapenem-resistant Enterobacteriaceae, or CRE, carbapenem resistant Acinetobacter baumannii, or CRAB, and MDR Pseudomonas aeruginosa, or MDR PA, to prevent mortality and reduce the length of stay in the hospital setting.

SPR206—Development Plan

Advancing SPR206 into Two Phase 1 Clinical Trials in 2021

We plan to advance SPR206 into a Phase 1 BAL clinical trial to assess the penetration of SPR206 into the pulmonary compartment in the first half of 2021 and to initiate a renal impairment study of SPR206 in 2021.

Its advancement is supported by the Phase 1 SAD and MAD that we reported data for in January 2020. The Phase 1 trial was designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. In the Phase 1 clinical trial, SPR206 was well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and had a safety profile that we believe supports the further development of SPR206. The Phase 1 clinical trial of SPR206 was designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. In this SAD and MAD Phase 1 clinical trial, a total of 96 healthy volunteers were randomized to receive SPR206 or placebo. All reported adverse events were mild to moderate and there were no reported severe or serious adverse events. No evidence of nephrotoxicity was observed and there were no subjects with clinically significant changes in laboratory tests during the study. SPR206 was well-tolerated at doses up to 100 mg administered three-times a day, a total of 300 mg daily, for 14 consecutive days. Pharmacokinetic data across the cohorts indicate dose linearity and dose proportionality as well as mean plasma drug exposures of SPR206 that are concordant with preclinical models predictive for clinical efficacy against target Gram-negative pathogens.

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

Our Strategy

Our goal is to identify, develop and commercialize novel treatments for MDR bacterial infections, focusing on areas of high unmet medical need for safe and effective antibiotic treatments. Key elements of our strategy are as follows:

•

Advance our lead product candidate tebipenem HBr to regulatory approval. In September 2020, Spero announced positive data from the ADAPT-PO Phase 3 trial evaluating an all oral regimen of tebipenem HBr head-to-head versus an all IV regimen of ertapenem for the treatment of adults with cUTI, including AP. The ADAPT-PO trial achieved its primary objective, demonstrating that oral tebipenem HBr was statistically non-inferior to intravenous ertapenem in the treatment of patients with cUTI and patients with AP with respect to the primary endpoint of overall response at the TOC visit in the micro-ITT population. Overall response (combined clinical cure plus microbiological eradication) rates at TOC were 58.8% for oral tebipenem versus 61.6% for IV ertapenem (treatment difference, -3.3%; 95% confidence interval [CI]: -9.7, 3.2; -12.5% NI margin).  Comparative safety and tolerability data from 1,372 hospitalized adult patients enrolled in the study were similar between the tebipenem HBr and ertapenem treatment groups. We intend to make an NDA submission to the FDA for tebipenem HBr in the second half of 2021. In addition to cUTI, we believe that tebipenem HBr has the potential to treat other serious and life-threatening infections, including CABP. In December 2020, we initiated a Phase 1 bronchoalveolar lavage, or BAL, clinical trial to assess the penetration of tebipenem HBr into the pulmonary compartment and we expect to report data from the trial in second half of 2021. In addition, our tebipenem HBr collaboration with BARDA, which is further described elsewhere in this “Business” section of our Annual Report on Form 10-K, provides funding for a clinical trial in pneumonia patients.

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

•

Diversify into rare orphan infectious disease markets such as NTM disease. We believe there is a significant opportunity to develop products for underserved “orphan” infectious disease areas, such as NTM disease. These markets offer the attributes of fewer branded or generic competitors as well as chronic therapy. We believe our drug candidate SPR720 has the potential to be the first oral antibiotic approved for the treatment of nontuberculous mycobacterial pulmonary disease. We may seek to acquire other product candidates for other underserved, debilitating orphan infectious diseases. We will evaluate our ability to continue to advance SPR720 through clinical development. In December 2020, we initiated a Phase 2a clinical trial of SPR720 in treatment inexperienced patients with NTM pulmonary disease due to MAC. On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, which is further described elsewhere in this “Business” section of our Annual Report on Form 10-K under the heading “Update on Phase 2a Clinical Trial.” In December 2019, we reported Phase 1 data for SPR720 showing that SPR720 was generally well-tolerated, with a pharmacokinetic profile that we believe supports further development of the compound as an oral agent for the treatment of NTM disease. In June 2019, SPR720 was the focus of an equity investment by the Novo REPAIR Impact Fund for $10 million as well as a collaboration with Bill & Melinda Gates Medical Research Institute, or Gates MRI, to further the development of SPR720 for TB. In March 2020, the FDA granted orphan drug designation for SPR720 for the treatment of NTM infection, a designation available to drugs intended to treat a rare disease or condition that affects fewer than 200,000 persons in the United States. An orphan drug designation can provide specific benefits such as seven years of market exclusivity in the United States upon regulatory approval. In September 2020, SPR720 was awarded Fast Track Designation by the FDA for treatment of adult patients with NTM pulmonary disease.

•

Maximize the value of our pipeline through collaborations with other pharmaceutical companies. We may elect to pursue strategic collaborations with other pharmaceutical companies to leverage our pipeline. We believe it may be beneficial to develop and commercialize one or more of our product candidates through partnering opportunities. Such collaborations may include regional collaborations to advance our pipeline products, or product-specific deals pairing our product candidates with collaborators’ antibiotics, whether generic or novel, with the intention of enhancing those antibiotics’ performance and efficacy.

•

Continue to pursue collaborations with non-commercial organizations for scientific expertise and funding support. We have received funding support from BARDA, the United States National Institute of Allergy and Infectious Diseases, or NIAID, the United States Department of Defense, or DoD, and the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded by BARDA within the United States Department of Health and Human Services. We intend to continue to collaborate with government agencies and non-profit foundations to support the development of our product candidates.

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

Collaboration, License and Service Agreements

In addition to our own patents and patent applications, we have acquired or licensed patents, patent applications and know-how from various third parties to access intellectual property covering product candidates that we are developing. We have certain obligations under these acquisitions or licensing agreements, including diligence obligations and payments, which are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, we may be obligated to pay royalties to such third parties on net sales of the respective products. Some of our license agreements include sublicenses of rights owned by third-party head licensors. In addition, we have entered into a license agreement (described below) pursuant to which we have granted certain development, manufacturing and commercialization rights with respect to our Potentiator product candidates.

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

Under the Meiji License, we have paid Meiji a one-time nonrefundable upfront fee of $0.6 million and are obligated to pay Meiji future clinical and regulatory milestone payments up to an aggregate of $2.0 million and royalties of a low single-digit percentage based on net sales of tebipenem HBr. In October 2017, we paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in our Phase 1 clinical trial of tebipenem HBr. Additionally, we are obligated to pay Meiji a percentage of certain amounts received from any sublicensees, up to an aggregate of $7.5 million.

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

IV Potentiator Product Agreements

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

Cantab Agreements

In June 2016, we entered into a stock purchase agreement, or the Cantab Agreement, with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited, or PBB, Cantab Anti-Infectives Ltd., or CAI and New Pharma License Holdings Limited, or NPLH, in order to acquire NPLH and its intellectual property rights and assets relating to our Potentiator products, and our next-generation potentiating agents in particular. The intellectual property portfolio we acquired includes patents which cover SPR206 as well as other novel potentiating agents, polymyxin derivatives and other LPS or outer-membrane bacterial disrupting agents. In exchange for the acquisition of NPLH, we paid PBB upfront consideration in the amount of $0.3 million and also agreed to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.8 million as of December 31, 2020) upon the achievement of a specified commercial milestone. We also agreed to pay royalties of a low single-digit percentage based on net sales of products licensed under the agreement. In addition, Spero Cantab issued an equity interest in Spero Cantab and entered into a subscription agreement and shareholders agreement with PBB. In July 2017, we repurchased PBB’s minority equity interest in Spero Cantab in exchange for a one-time nonrefundable upfront fee of approximately $0.2 million and we also amended the Cantab Agreement to increase the contingent milestone payments to PBB by an aggregate of $0.1 million. The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

In addition, we hold a NIAID contract that partially funded the next-generation potentiating agent development program. That contract was novated from CAI to us in December 2017. Under the contract we were obligated to pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, which was fulfilled as of December 31, 2020.

Everest Medicines License Agreement

On January 4, 2019, we, through NPLH, entered into a license agreement, or the Original Everest License Agreement, with Everest, which Original Everest License Agreement also included an option granted by our wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, or Potentiator. Under the terms of the Original Everest License Agreement, we granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206, or Licensed Products, in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries, collectively referred to as the Territory. We retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant to SPR206, we granted Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture and commercialize SPR741 in the Territory. For the reasons discussed above, following an evaluation of the Potentiator product candidates, we discontinued the development of SPR741, effective January 1, 2020, and decided to move forward with SPR206 as our lead Potentiator product candidate. In addition, on October 29, 2019, Everest notified us that it did not intend to exercise its option with respect to SPR741 under the Original Everest License Agreement. Accordingly, effective January 1, 2020, we no longer have any intellectual property rights with respect to SPR741 and we no longer have any obligations for the cost of maintaining such intellectual property.

Under the terms of the Original Everest License Agreement, we received an upfront payment of $3.0 million. We also received a milestone payment of $2.0 million in the fourth quarter of 2020 upon completion and delivery of the results of a clinical study.

In January 2021, we entered into an amended and restated license agreement, or the Amended Everest License Agreement, with Everest and Potentiator, which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modified the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that we could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that we may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and related provisions have been removed. We are also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the Amended Everest License Agreement will expire on a jurisdiction-by-jurisdiction and Licensed Product-by-Licensed Product basis until the latest to occur of expiration of the last valid claim under a licensed patent in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of such Licensed Product in such jurisdiction. The Amended Everest License Agreement may be terminated in its entirety by Everest upon 90 or 180 days’ prior written notice, depending on the stage of development of the initial Licensed Product.

Other License, Collaboration and Service Agreements

Gates MRI Collaboration

In June 2019, we entered into a collaboration with Gates MRI, a nonprofit research institution wholly owned by the Bill and Melinda Gates Foundation, to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis, or Mtb. In furtherance of the Gates MRI’s charitable purposes, we also granted the Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of TB in low- and middle- income countries. Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB as well as certain collaborative research activities performed by us.

Vertex Assignment and License Agreement

In May 2016, we entered into an agreement with Vertex Pharmaceuticals Incorporated, or Vertex, pursuant to which Vertex assigned to us rights to patents relating to SPR720 and SPR719 (an active metabolite). The acquired patent portfolio includes protection for composition of matter, method of use, and specific key intermediates used in the manufacture of SPR719 and SPR720. We also obtained certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials as part of the transaction. In return, we granted Vertex an exclusive license to the assigned patents and know-how for use outside of the diagnosis, treatment or prevention of bacterial infections. In exchange for the assigned patents, we paid Vertex an upfront, one-time, non-refundable, non-creditable fee of $0.5 million, which was recognized as research and development expense, and we also agreed to pay Vertex future clinical, regulatory and commercial milestones up to $81.3 million in the aggregate and a royalty on the net sales of licensed products ranging from mid-single digits to low double digits. During the year ended December 31, 2020, we paid and recorded $0.9 million in expense related to the achievement of regulatory milestones for SPR720. The agreement continues in effect until the expiration of all payment obligations thereunder, with royalty payment obligations continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the date of expiration in such country of the last to expire applicable patent. Further, Vertex has the right to terminate the agreement if provided with notification from us of our intent to cease all development or if no material development or commercialization efforts occur for a period of 12 consecutive months.

Savior Service Agreement

In November 2018, we entered into a service agreement with Savior Lifetec Corporation, or Savior, to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, we paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee is classified as a prepaid asset on our balance sheet and is being amortized over a service period of approximately 34 months. We have paid Savior an additional $5.1 million for facility build out costs, which is classified as a long-term asset on our balance sheet as of December 31, 2020.

Government Awards

Through December 31, 2020, we have committed funding support of up to an aggregate of $49.7 million in non-dilutive funding from BARDA, NIAID, the DoD and concluded awards from CARB-X, SBIR and the DoD, with the potential to receive a total of up to $63.0 million (inclusive of amounts we have already received) if certain options are exercised. The awards are subject to termination for convenience at any time by the granting government agency, and the granting government agency is not obligated to provide funding to us beyond the base period amounts from Congressionally approved annual appropriations. These awards are structured in the following manner:

•

BARDA award to support the further clinical development of tebipenem HBr. The BARDA award provides total reimbursement to us of up to $46.8 million for qualified expenses for tebipenem HBr development over a five-year period. The award initially committed funding of $15.7 million over a three-year base period from July 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to approximately $18.2 million. In January 2020, BARDA exercised its first option under the contract, committing $15.9 million for tebipenem HBr through November 2021. Total committed funding under the BARDA award to date is $34.1 million, including the first option exercised in 2020. There is a second option exercisable by BARDA for the remaining $12.7 million of funding, subject to specified milestones being achieved under the award agreement. As part of our tebipenem HBr collaboration with BARDA described above, there will be studies assessing the efficacy of tebipenem HBr in treatment of infections caused by biodefense threats such as anthrax, plague, and melioidosis, including a clinical trial in pneumonia patients. The Defense Threat Reduction Agency, or DTRA, will provide up to $10.0 million in addition to the total potential $46.8 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing tebipenem HBr in these areas, we will not receive any funds directly from DTRA. Upon these achievements, BARDA may exercise its second option to fund a clinical trial in pneumonia patients to demonstrate safety and data suggestive of efficacy.

•

NIAID funding for SPR206. The NIAID contract for SPR206 provides for total development funding of up to $6.5 million over a base period and three option periods. To date, funding for the base period and the first two option periods, totaling $5.9 million, have been committed through March 2021.

•

NIAID award under its Small Business Innovation Research program, or SBIR, for SPR720. This award provided up to $1.0 million of support for our SPR720 program. The scope of the program included in vitro and in vivo assessments of SPR720 against TB as well as nonclinical and manufacturing activities in support of both TB and NTM indications. The NIAID SBIR award was structured as a base period followed by a single option. For the base period of March 1, 2017 through February 28, 2018, NIAID committed funding of approximately $0.6 million for the SPR720 program. In February 2018 NIAID exercised the approximately $0.4 million option, with a period of performance from March 1, 2018 through February 28, 2019. In January 2019, the period of performance for this award was extended through February 28, 2020. This award has been closed out as of December 31, 2020.

•

DoD funding for SPR206. In July 2019 we were awarded a $5.9 million award from the DoD Congressionally Directed Medical Research Programs, or CDMRP, Joint Warfighter Medical Research Program, which will support, over a four-year period into July 2023, the development of SPR206. The funding will cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. This award was preceded by a DoD cooperative agreement award made to Spero in September 2016 that funded our potentiator product candidates to develop anti-infective agents to combat Gram-negative bacteria. It was structured as a single, two-year $1.5 million award with a period of performance through September 2019. That award has now been closed out.

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

Spero-Owned Intellectual Property Relating to Tebipenem HBr and Other Compounds Under Development

We have patent applications directed to the composition of matter, formulation and/or use of tebipenem HBr, SPR206 and SPR720 pending in the United States, Europe, Japan and other countries.

Tebipenem HBr Oral Carbapenem (Tebipenem Pivoxil Hydrobromide)

Our tebipenem HBr program contains two pending United States provisional patent applications, one issued and two pending United States patent applications, and four issued and 37 pending foreign patent applications covering novel preparations of tebipenem pivoxil hydrobromide as of December 31, 2020, all wholly owned by us. The provisional patent application must be converted to PCT applications within one year of their May 2020 and November 2020 filing dates. The issued foreign patents are issued in Australia (2), Brazil, and South Africa. Foreign patent applications are pending in Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office, the European Patent Office, Egypt, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Singapore, Thailand, Vietnam, and South Africa. United States and foreign patents covering our tebipenem pivoxil hydrobromide preparations will have statutory expiration dates of December 2037, February 2038, May 2040, and November 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

In January 2021, the United States Patent and Trademark Office, or USPTO, issued U.S. Patent No, 10,889,587, which is directed to the crystalline formulation of tebipenem HBr, Spero’s oral carbapenem in development for the treatment of cUTI and AP. This patent covers a crystalline form of tebipenem pivoxil HBr, pharmaceutical compositions of tebipenem pivoxil HBr and methods of use. The patent expires in February 2038.

Next-Generation Potentiator Product (SPR206)

The intellectual property portfolio for our next-generation polymyxin program contains patent applications and issued patents directed to composition of matter for polymyxin-like compounds with different structural features, pharmaceutical compositions comprising the same, and methods of use for these novel compounds and compositions. As of December 31, 2020, we owned one United States patent and three pending United States patent applications, ten foreign patents, and 46 pending foreign patent applications in a number of jurisdictions including Argentina, Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office, the European Patent Office, Hong Kong, India, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, the Philippines, Russia,  Singapore, South Africa, Taiwan, Thailand, Ukraine, Venezuela and Vietnam. Issued United States or foreign patents and any patents issuing from pending United States or foreign applications covering our next-generation polymyxin program will have a statutory expiration date of May 2034, March 2035, November 2035, or June 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

In 2019 Spero entered into an agreement with Everest, by which Everest would develop, manufacture, and commercialize SPR206 in China, South Korea, and certain Southeast Asian countries. Spero’s agreement with Everest has since been amended to include an obligation by Spero to assign its SPR206 patent rights to Everest in these countries.

NTM Disease Program (SPR720)

Our intellectual property portfolio for our DNA Gyrase Inhibitor program includes issued patents and pending patent applications directed to composition of matter for SPR720, and its close analogs and prodrugs, novel solid forms of SPR720 and its prodrugs, methods of manufacture, and methods of treatment using SPR720 alone and in combination with other antibiotic compounds. All patents and patent applications in the portfolio are wholly owned by us. As of December 31, 2020, we owned 11 issued United States patents, 91 issued foreign patents, and seven pending foreign patent applications. The issued and foreign patents are in a number of jurisdictions including the European Union and its member states, Argentina, Australia, Brazil, Canada, China, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, and Taiwan. Issued United States and foreign patents, and patents issuing from pending United States and foreign applications, will have statutory expiration dates of January 2032, June 2032 and July 2033. Patent term adjustments or patent term extensions could result in later expiration dates.

Patent Term and Patent Term Extensions

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

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

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our potential competitors have greater financial, technical, and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our potential competitors may be more successful than us in obtaining FDA approval of drugs and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete.

We believe the key competitive factors that will affect the development and commercial success of our most advanced product candidate, tebipenem HBr, if approved, will be efficacy, coverage of drug-resistant strains of bacteria, safety and tolerability profile, reliability, convenience of oral dosing, price, availability of reimbursement from governmental and other third-party payers and susceptibility to drug resistance.

We are developing tebipenem HBr as an oral antibiotic for use as a monotherapy for the treatment of resistant and MDR infections. If approved, tebipenem HBr would compete with several antibiotics currently in clinical development for urinary tract infection, including sulopenem from Iterum Therapeutics Limited, ARX-1796 from Pfizer, Gepotidacin from GSK and Pivmecillinam from Utilility Therapeutics. We also expect that tebipenem HBr, if approved, would compete with future and current generic versions of marketed antibiotics. If approved, we believe that tebipenem HBr would compete effectively against these compounds on the basis of tebipenem HBr’s potential:

•	broad range of activity against a wide variety of resistant and MDR Gram-negative bacteria;
•	low probability of drug resistance;
•	a favorable safety and tolerability profile supported by years of post-marketing experience in Japan;
•	a convenient oral dosing regimen and opportunity to step-down from IV-administered therapy; and
•	as a monotherapy treatment for MDR Gram-negative infections.

We are also developing SPR206 as an innovative IV-administered agent for Gram-negative infections in the hospital. If approved, SPR206 would compete with several IV-administered products marketed for the treatment of Gram-negative infections, including ceftazidime-avibactam (Avycaz) from Allergan plc and Pfizer Inc., ceftolozane-tazobactam (Zerbaxa) from Merck & Co., plazomicin (Zemdri) from Cipla Therapeutics, Inc., eravacycline (Xerava) from Tetraphase Pharmaceuticals, Inc., and meropenem-vaborbactam (Vabomere) from Melinta Therapeutics, Inc. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant Gram-negative infections, including cefiderocol from Shionogi & Co. Ltd., and imipenem-relebactam from Merck & Co. Each of these products and product candidates employs a mechanism of action that differs from the mechanism of action employed by SPR206.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with GLPs and other applicable regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with GCPs to establish the safety and efficacy of the proposed drug product for each indication;
•	submission to the FDA of an NDA and payment of user fees;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of audits of clinical trial sites conducted by FDA to assure compliance with GCPs and the integrity of clinical data; and
•	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

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

Information about certain clinical trials and clinical trial results must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for prescription drug products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

Under the performance goals and policies agreed to by the FDA under PDUFA, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission, and six months from the filing date for an application with priority review. This review typically takes 12 months from the date the NDA is submitted to FDA (eight months for priority applications) because the FDA has approximately two months to make a “filing” decision. Furthermore, the FDA is not required to complete its review within the established ten-month timeframe (or six months for priority applications) and may extend the review process by issuing requests for additional information or clarification.

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

During the review and approval process, the FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA may refer an application for a novel drug or a drug that presents difficult questions of safety or efficacy to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND regulations and GCP requirements and to assure the integrity of the clinical data submitted to the FDA.

The FDA generally accepts data from foreign clinical trials in support of an NDA if the trials were conducted under an IND. If a foreign clinical trial is not conducted under an IND, the FDA nevertheless may accept the data in support of an NDA if the study was conducted in accordance with GCPs and the FDA is able to validate the data through an on-site inspection, if deemed necessary. Although the FDA generally requests that marketing applications be supported by some data from domestic clinical trials, the FDA may accept foreign data as the sole basis for marketing approval if (1) the foreign data are applicable to the United States population and United States medical practice, (2) the studies were performed by clinical investigators with recognized competence, and (3) the data may be considered valid without the need for an on-site inspection or, if the FDA considers the inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

The testing and approval process for a new drug product requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter, or CRL, describes all of the specific deficiencies in the NDA identified by the agency. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the CRL may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter to the applicant. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included.  Even with submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS plan, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation, QIDP designation, and priority review designation. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug qualifies as a QIDP under the GAIN Act. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process. Tebipenem HBr has been granted fast track designation by the FDA for the treatment of cUTI and AP, and in September 2020, SPR720 received fast track designation for treatment of adult patients with NTM pulmonary disease.

In addition, with the enactment of the FDA Safety and Innovation Act, or FDASIA, in 2012, Congress created a new regulatory program for therapeutic candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

FDASIA also included the Generating Antibiotics Incentives Now Act, or the GAIN Act, which directed the FDA to implement the qualified infectious disease product, or QIDP, designation program. The GAIN Act created incentives for the development of antibacterial and antifungal drug products for the treatment of serious or life-threatening infections. A therapeutic candidate designated as a QIDP is eligible for fast track designation, and the first marketing application submitted for a specific drug product and indication for which QIDP designation was granted will be granted priority review. A subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review. As discussed further below under “Qualified Infectious Disease Product Exclusivity,” the GAIN Act also provides the possibility of a five-year exclusivity extension that is added to any other marketing exclusivity for which a QIDP-designated drug qualifies upon FDA approval.

Finally, the FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an NDA for a new molecular entity from the date of filing.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Accelerated Approval Pathway

In addition, a product studied for its safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, meaning that it may be approved on (i) the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or (ii) on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoint, and the drug may be subject to expedited withdrawal procedures. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for drug products being considered and approved under the accelerated approval program are subject to prior review by the FDA.

Limited Population Antibacterial Drug Pathway

On December 13, 2016, former President Obama signed into law the Cures Act, which is intended to accelerate medical product development. Section 3042 of the Cures Act established the limited population pathway for certain antibacterial or antifungal drugs intended to treat targeted groups of patients suffering from serious or life-threatening infections where unmet need exists. Approvals of these limited population drugs are expected to rely on data from smaller clinical trials than would ordinarily be required by the FDA. For drugs approved through this pathway, the statement “Limited Population” will appear prominently next to the drug’s name in labeling, which is intended to provide notice to healthcare providers that the drug is indicated for use in a limited and specific population of patients. To date, the FDA has approved two products under this pathway, and in August 2020 it published a final guidance for industry entitled “Limited Population Pathway for Antibacterial and Antifungal Drugs” that describes the criteria, processes, and other general considerations for demonstrating the safety and effectiveness of limited population antibacterial and antifungal drugs, or LPADs, and is intended to assist sponsors in their development of certain new products for approval under the LPAD pathway.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Certain modifications to the product, including changes in indications or manufacturing processes or facilities, may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials to support the submission to FDA. There also are continuing, annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMP requirements and other laws. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of quality control and quality assurance.

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications and for use in patient populations described in the product’s approved labeling. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The government also closely scrutinizes the promotion of prescription drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. After an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

•	restrictions on, or suspensions of, the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	interruption of production processes, including the shutdown of manufacturing facilities or production lines or the imposition of new manufacturing requirements;
•	fines, warning letters or other enforcement letters or clinical holds on post-approval clinical trials;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; or
•	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or the DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023.

Regulatory Exclusivity and Approval of Follow-on Products

Hatch-Waxman Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress enacted Section 505(b)(2) of the FDCA and also established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer must rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, it may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness.

As part of the NDA review and approval process, applicants are required to list with the FDA each patent that has claims that cover the applicant’s product or method of therapeutic use. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential follow-on competitors in support of approval of an ANDA or 505(b)(2) NDA.

When an ANDA applicant submits its application to the FDA, it is required to certify to the FDA concerning any patents listed for the reference product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.

If the follow-on applicant does not challenge the innovator’s listed patents, the FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA/505(b)(2) applicant.

An ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivities listed in the Orange Book for the referenced product have expired. The Hatch-Waxman Amendments to the FDCA provided a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of data exclusivity if an NDA or NDA supplement includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.

Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA; however, an applicant submitting a traditional NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. For drug products that contain an “antibiotic” ingredient approved prior to 1997, the statute imposes certain limitations on the award of non-patent exclusivity. However, we do not believe these limitations would apply to tebipenem HBr or any of our other investigational antibiotics currently in preclinical and clinical development.

Qualified Infectious Disease Product Exclusivity

Under the GAIN Act, the FDA may designate a product as a QIDP. In order to qualify for designation as a QIDP, the drug product candidate must be an antibiotic or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (i) an antibiotic or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (ii) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA. We obtained a QIDP designation for the oral formulation of tebipenem HBr for cUTI in November 2016 and CABP and DFI in April 2017. We were granted QIDP designation by the FDA for SPR206 in October 2018 for the treatment of cUTI and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP). In February 2019, we were granted QIDP designation for SPR720 capsule for oral use for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by Mycobacterium tuberculosis.

In addition to the expedited review benefits for which a QIDP-designated drug candidate may be eligible, such a drug that is approved for the use for which the QIDP designation was granted will receive a five-year extension to any non-patent marketing exclusivity period for which the drug qualified upon approval, such as five-year NCE exclusivity, three-year new clinical data exclusivity, seven-year orphan exclusivity, or six-month pediatric exclusivity. This so-called GAIN exclusivity extension is not available to a QIDP-designated drug that has previously received the five-year extension period, such as when an applicant is seeking approval for a new indication or new strength.

Orphan Drug Designation and Exclusivity

In March 2020, the FDA granted orphan drug designation for SPR720 for the treatment of NTM infection. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the United States, or (ii) more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Legislative proposals are currently being considered that would revise or revoke the second option available for a drug candidate to receive an orphan designation, the so-called “cost recovery” pathway. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether a drug is no longer designated as an orphan drug.

More than one product candidate may receive an orphan drug designation for the same indication, and the same product candidate can be designated for more than one qualified orphan indication. The benefits of orphan drug designation include research and development tax credits and exemption from FDA prescription drug user fees. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process if or when an NDA for the drug candidate is filed.

If a product that has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that for seven years, the FDA may not approve any other marketing applications for the same drug for the same indication, except under limited circumstances described further below. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different conditions. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve different drugs for use in treating the same indication or disease, which could create a more competitive market for our drug products, if approved for marketing in the future. Additionally, if a drug designated as an orphan product receives marketing approval for an indication broader than what was designated, it may not be entitled to orphan drug exclusivity.

Orphan exclusivity will not bar approval of another product with the same drug for the same condition under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or a major contribution to patient care, or if the company with orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease or condition for which the drug was designated. Following amendments made to the statute as part the FDA Reauthorization Act of 2017, the FDA is required to publish a summary of the clinical superiority findings when a drug is eligible for orphan product exclusivity on the basis of a demonstration of clinical superiority.

In addition, the FDA finalized guidance in 2018 indicating that it does not expect to grant any additional orphan drug designation to products for pediatric subpopulations of common diseases. Nevertheless, FDA intends to still grant orphan drug designation to a drug that otherwise meets all other criteria for designation when it prevents, diagnoses or treats either (i) a rare disease that includes a rare pediatric subpopulation, (ii) a pediatric subpopulation that constitutes a valid orphan subset, or (iii) a rare disease that is in fact a different disease in the pediatric population as compared to the adult population.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. Under the Best Pharmaceuticals for Children Act, or BPCA, certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product candidate in children. The data do not need to show the product to be effective in the pediatric population studied; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. The issuance of a Written Request does not require the sponsor to undertake the described trials. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, or EU, and Australia, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product authorization, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Before clinical trials may be conducted in any EU Member State, a sponsor must submit a clinical trial authorization application, or CTA, which must be approved in each country in which the sponsor intends to perform a clinical trial. The procedure for submitting a CTA was set forth in an existing EU Clinical Trial Directive. However, the way clinical trials are conducted in the EU underwent a major change when the Clinical Trial Regulation became effective, which initially had been scheduled to occur in 2019 but has been delayed. The Regulation harmonizes the assessment and supervision processes for clinical trials throughout the EU, via an EU portal and database. The European Medicines Agency, or the EMA, will set up and maintain the portal and database, in collaboration with the EU Member States and the European Commission.

In June 2016, the electorate in the United Kingdom. voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, and the United Kingdom formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the United Kingdom. This transition period ended on December 31, 2020. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as United Kingdom legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact the regulatory regime in the United Kingdom in the long-term. The Medicines and Healthcare products Regulatory Agency has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time.

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

When the Regulation becomes applicable, it will replace the existing EU Clinical Trial Directive and national legislation that was put in place to implement the Directive. It will also apply to trials authorized under the previous legislation if they are still ongoing three years after the Regulation becomes effective. The authorization and oversight of clinical trials will remain the responsibility of EU Member States, with EMA managing the database and supervising content publication on the public website.

Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU Member States within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of our products, if approved for marketing, will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the price and limiting the coverage and reimbursement amounts for medical products and services. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. It is time consuming and expensive to seek reimbursement from third-party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

In addition, the containment of healthcare costs has become a priority for federal and state governments, and the prices of drugs have been a focus in this effort. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

In the United States, the federal government provides health insurance for people who are 65 years or older, and certain people with disabilities or certain conditions irrespective of their age, through the Medicare program, which is administered by the Centers for Medicare & Medicaid Services, or CMS. Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s coverage and reimbursement guidance and determinations. Drugs and other products that are utilized within the hospital in-patient setting are typically reimbursed under a prospective payment system, or a predetermined payment amount that is based on diagnosis related groups, or DRGs for Medicare patients and under a bundled payment for commercially insured patients. These payment amounts differ by type of diagnoses, procedures performed and the severity of the patient’s condition, among other things. A drug that is used in a treatment or procedure under a specific DRG or bundled payment is generally not eligible for any separate payment. For catastrophic cases where costs greatly exceed the bundled payment amount, the hospital may be eligible for an outlier payment that is intended to cover part of the expense above the standard payment.

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

The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the ACA, among other things, contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services, or DHHS, as a condition for states to receive federal matching funds for manufacturers’ outpatient drugs furnished to Medicaid patients. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.  As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price, or ASP, to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA and as a result certain sections of the ACA have not been fully implemented or effectively repealed. Members of Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. For example, the Tax Cuts and Jobs Act, or TCJA, was enacted in 2017 and, among other things, removed penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, commonly referred to as the “individual mandate.” In December 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate was a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA were invalid and the law in its entirety was unconstitutional. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in mid-2021. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

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

Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

Other Healthcare Laws

Our current and future business operations are subject to healthcare regulation and enforcement by the federal government and the state and foreign governments where we research, and, if approved, market, sell and distribute our therapeutic candidates. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, physician sunshine and drug pricing transparency laws and regulations such as:

•

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, prohibit, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the U.S. government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government. Actions under these laws may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government uses these laws, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other allegedly unlawful sales and marketing practices;

•

The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal, civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

The Physician Payments Sunshine Act, enacted as part of the ACA, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to DHHS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and, beginning in 2022 for payments and other transfers of value provided in the previous year, certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions; and

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws which require the registration of pharmaceutical sales representatives; and state laws and non-United States laws and regulations that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current or future product candidates. For example, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device amendments to the FDCA, and in December 2019, former President Trump signed into law the Creating and Restoring Equal Access to Equivalent Samples Act or the “CREATES Act,” which aims to address the concern articulated by both the FDA and others in the industry that some reference product manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. The CREATES Act established a private cause of action that permits a generic product developer to sue the reference product manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developers will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

As another example, in November 2020 the Trump Administration finalized regulations aimed at implementing a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada, with the stated goal of lowering drug prices domestically. However, the impact of such future programs is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate these regulations, but also because they may be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump Administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress). Other regulatory actions that were initiated or finalized during the final months of the Trump Administration are also subject to uncertainty following the January 20, 2021 transition to a new Democrat-led presidential administration. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.

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

Human Capital

As of December 31, 2020, we had 89 full-time employees, including a total of 20 employees with M.D. or Ph.D. degrees. Of these employees, 55 employees were primarily engaged in research and development activities, and 34 provide administrative, business and operations support. All of these employees were based in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

We hire and maintain an experienced, committed, diverse, inclusive and highly motivated workforce. Effective attraction, development, and retention of human resource talent, or human capital, is vital to the success of our mission-driven growth strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants to our company and retain our employees, we offer a competitive rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation.

We want our employees to learn, grow and look for ways to help develop skills through industry, company and functional training, as well as mentoring opportunities. We offer a robust set of career-enhancing learning experiences and initiatives to all employees, aligned with our mission, vision, and values.

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

Available Information

Financial and other information about us is available on our website. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, or the SEC. The information contained in our website is not intended to be a part of this filing.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K, including the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K actually occurs, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected, and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

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

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19 or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our business, operations and financial condition and results.

In addition, the trading prices for our common stock and the securities of other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to evolve rapidly. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net losses were $78.3 million and $60.9 million during the years ended December 31, 2020 and 2019, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2020, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022, including through the submission of the NDA for tebipenem HBr. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will continue to increase as we commence and advance our ongoing and planned clinical trials and other studies of tebipenem HBr, SPR720 and SPR206, seek marketing approval for tebipenem HBr, and evaluate the advancement of our other product candidates. If we obtain marketing approval for tebipenem HBr or any other product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2020, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022, including through the submission of the NDA for tebipenem HBr. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing, costs and results of our ongoing, planned and potential clinical trials for our product candidates;
•	the amount of funding that we receive under our government awards;

•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

For the year ended December 31, 2020, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of our Potentiator product candidates and an award from the DoD Congressionally Directed Medical Research Programs, or CDMRP, Joint Warfighter Medical Research Program for SPR206.

The BARDA award provides total reimbursement to us of $46.8 million for qualified expenses for tebipenem HBr development over a five-year period through November 2021. The award initially committed funding of $15.7 million over a three-year base period from July 2018 to June 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to approximately $18.2 million. In February 2020, BARDA exercised its first option under the contract, committing $15.9 million for tebipenem HBr through November 2021. Total committed funding under the BARDA award to date is $34.1 million, including the first option exercised in 2020. There is a second option exercisable by BARDA for the remaining $12.7 million of funding, subject to specified milestones being achieved under the award agreement. As part of our tebipenem HBr collaboration with BARDA described above, there will be studies assessing the efficacy of tebipenem HBr in treatment of infections caused by biodefense threats such as anthrax, plague, and melioidosis, including a clinical trial in pneumonia patients. The Defense Threat Reduction Agency, or DTRA, will provide up to $10.0 million in addition to the total potential $46.8 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing tebipenem HBr in these areas, we will not receive any funds directly from DTRA. Upon these achievements, BARDA may exercise its second option to fund a Phase 2 clinical trial in community-acquired bacterial pneumonia patients to demonstrate safety and data suggestive of efficacy.

The NIAID contract for SPR206 provides for total development funding of up to $6.5 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.9 million have been committed. The NIAID SBIR award is structured as a base period followed by a single option. For the base period of March 1, 2017 through February 28, 2018, NIAID committed funding of approximately $0.6 million for the SPR720 program. In February 2018 NIAID exercised the approximately $0.4 million option, which had an initial period of performance from March 1, 2018 through February 28, 2019. In January 2019, the period of performance for this award was extended for an additional 12-month period. Our DoD cooperative agreement is structured as a single, two-year $1.5 million award. We are eligible for the full funding from the DoD and there are no options to be exercised at a later date. The NIAID award is subject to termination for convenience at any time by NIAID. NIAID is not obligated to provide funding to us beyond the base period amounts from Congressionally approved annual appropriations. The DoD CDMRP award commits funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, 28-day GLP non-human primate toxicology study and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We are filing a universal shelf registration statement on Form S-3  with the SEC concurrently with the filing of this Annual Report on Form 10-K, which when declared effective, will register for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that we entered into with Cantor Fitzgerald & Co., or Cantor. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market,” or ATM, offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement.

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

As of December 31, 2020, we had United States federal, state and foreign net operating loss carryforwards, or NOLs, of $228.1 million, $226.2 million and $10.7 million, respectively.  The federal NOLs of $73.0 million will expire at various dates from 2033 to 2037 and approximately $155.1 million can be carried forward indefinitely. The state NOLs begin to expire in 2033 and will expire at various dates through 2039.  The foreign NOLs do not expire. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Under current United States federal tax legislation, although the treatment of net operating loss carryforwards arising in tax years beginning on or before December 31, 2017 has generally not changed, net operating loss carryforwards arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income. In addition, net operating losses arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, as opposed to the 20-year carryforward under prior law.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established in 2013 and began operations in 2014. Our operations to date have been limited to financing and staffing our company, developing our technology and developing tebipenem HBr and our other product candidates. We have not yet demonstrated an ability to successfully obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

If clinical trials of product candidates that we advance to clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or comparable foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

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

The clinical development of tebipenem HBr, SPR720 and any of our other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. The results of preclinical and other nonclinical studies and/or early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Notwithstanding any promising results in early nonclinical studies or clinical trials, we cannot be certain that we will not face similar setbacks. For example, although tebipenem HBr is a new formulation of the active pharmaceutical ingredient tebipenem that exhibited a favorable safety and efficacy profile during clinical trials conducted by Meiji and a global pharmaceutical company, which we refer to as Global Pharma, in Japan, we may nonetheless fail to obtain regulatory approval for tebipenem HBr for the treatment of cUTI based on the results of our recently completed Phase 3 clinical trial and those supporting foreign data.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs, of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, if any, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or changes in governmental regulations or administrative actions. On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720 following mortality events in a non-human primate toxicology study.

If we are required to conduct additional clinical trials or other testing of tebipenem HBr, SPR720 or any other product candidate beyond the trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with tebipenem HBr or any other product candidate, we may:

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may not be able to initiate, continue or complete clinical trials of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Preliminary or interim data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Preliminary or interim data from our clinical studies are not necessarily predictive of final data. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change, as more patient data become available and we issue our final clinical study report. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could affect our planned clinical path for tebipenem HBr, SPR720 or other product candidates we advance into clinical trials, including potentially increasing cost and/or causing delay in such development.

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

To date, patients treated with the active ingredient in tebipenem HBr have experienced drug-related side effects including diarrhea, temporary increases in hepatic enzymes, allergic reactions, rashes and convulsions. To date, tebipenem HBr has generally been well tolerated in clinical trials, and there have been no reports of serious adverse events related to tebipenem HBr, but additional adverse events may emerge in any subsequent clinical trials.

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include ceftibuten/clavulanate, or C-Scape, from Cipla Therapeutics, Inc., and sulopenem from Iterum Therapeutics Limited. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our lead product candidate, tebipenem HBr, SPR720 and our Potentiator product candidate, SPR206, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, including public health measures in place due to the ongoing COVID-19 pandemic. Current or future environmental laws and regulations may impair our research, development or production efforts, which could adversely affect our business, financial condition, results of operations or prospects. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

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

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by the United States, the United States Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, such as COVID-19, or other event beyond our control occurred that prevented us from using all or a significant portion of our office and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time.

Risks Related to Our Dependence on Third Parties

We expect to depend on collaborations with third parties for the development and commercialization of some of our product candidates. Our prospects with respect to those product candidates will depend in part on the success of those collaborations.

Although we expect to commercialize tebipenem HBr ourselves in the United States, we intend to commercialize it outside the United States through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of certain of our product candidates. For instance, in January 2019, we entered into a license agreement with Everest, which was amended and restated in January 2021, whereby we granted Everest an exclusive license to develop, manufacture and commercialize SPR206, or products containing SPR206, in Greater China, South Korea and certain Southeast Asian countries. Additionally, in June 2019, we entered into a collaboration agreement with the Bill and Melinda Gates Medical Research Institute, or the Gates MRI, to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We do not independently conduct nonclinical studies that comply with GLP requirements. We also do not have the ability to independently conduct clinical trials of any of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of tebipenem HBr, SPR720 or our other product candidates and expect to rely on these third parties to conduct clinical trials of our other product candidates and potential product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and increase our costs.

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

For example, we have an exclusive know-how license with Meiji, or the Meiji License, that gives us rights outside of specified countries in Asia to develop, manufacture, and commercialize tebipenem HBr as well as the right to use, cross-reference, file or incorporate by reference any information and relevant Meiji regulatory documentation to support any regulatory filings outside of Asia. In addition, we have the right to develop, manufacture and have manufactured tebipenem HBr in Asia solely for the purpose of furthering development, manufacturing and commercialization of tebipenem HBr outside of Asia. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize tebipenem HBr and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis. The Meiji License requires us to pay future milestone payments of up to $2.0 million upon the achievement of specified clinical and regulatory milestones and royalties of a low single-digit percentage on net sales on a country-by-country basis.

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

Risks Related to Our United States Government Contracts and to Certain Grant Agreements

Our use of government funding for certain of our programs adds complexity to our research and commercialization efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

We have received significant non-dilutive financing from various government agencies for the further development of our product candidates. Such funding sources may pose risks to us not encountered in other commercial contracts, including significant regulatory compliance risks. Contracts funded by the United States government and its agencies include provisions that reflect the government’s substantial public policy and compliance requirements, and substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•	terminate agreements, in whole or in part, for any reason or no reason;
•	reduce or modify the government’s obligations under such agreements without the consent of the contractor;
•	claim rights, including intellectual property rights, in products and data developed under such agreements;
•	audit contract-related costs and fees, including allocated indirect costs;
•	suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
•	impose United States manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;
•	suspend or debar the contractor or grantee from doing future business with the government;
•	control and potentially prohibit the export of products; and
•	pursue criminal or civil remedies under the False Claims Act, or the FCA, the False Statements Act and similar remedy provisions specific to government agreements.

We may not have the right to prohibit the United States government from using certain technologies developed by us, and we may not be able to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the United States government. The United States government generally takes the position that it has the right to royalty-free use of technologies that are developed under United States government contracts.

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

United States government agencies have special contracting requirements that give them the ability to unilaterally control our contracts.

United States government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the United States government to unilaterally:

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

The United States government will be able to terminate any of its contracts with us, either for convenience or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the United States government in procuring undelivered items from another source.

Our business is subject to audit by the United States government and other potential sources for grant funding, including under our contracts with BARDA, NIAID and DoD, and a negative outcome in an audit could adversely affect our business

United States government agencies such as the Department of Health and Human Services, or the DHHS, and the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The DHHS and the DCAA also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be paid, while such costs already paid must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;
•	forfeiture of profits;
•	suspension of payments;
•	fines; and
•	suspension or prohibition from conducting business with the United States government.

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

Provisions in our United States government contracts, including our contracts with BARDA, may affect our intellectual property rights.

Certain of our activities have been funded, and may in the future be funded, by the United States government, including through our contracts with BARDA. When new technologies are developed with United States government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention and rights that may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the United States government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to United States industry. In addition, United States government-funded inventions must be reported to the government, United States government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the United States.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and technologies commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Furthermore, changes in patent laws in the United States, including those made by the America Invents Act of 2011, may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights.

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

The laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, in the US there is an exception for one’s own publication of an invention prior to filing a patent application for the invention.  Most other countries have no such exception and any publication prior to filing is an absolute bar to patentability. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of the America Invents Act of 2011, the United States transitioned to a first-inventor-to-file system in March 2013, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, as a result of the lag in the publication of patent applications following filing in the United States, we are still not be able to be certain upon filing that we are the first to file for patent protection for any invention. Moreover, we may be subject to a third-party preissuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our proprietary chemistry technology without infringing the intellectual property and other proprietary rights of third parties. Numerous third-party United States and non-United States issued patents and pending applications exist in the area of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. If any of their patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates, including interference proceedings before the USPTO. Intellectual property disputes arise in a number of areas including with respect to patents, use of other proprietary rights and the contractual terms of license arrangements. Third parties may assert claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. With respect to our Meiji License of certain know-how used in tebipenem pivoxil HBr, we are neither a party to, nor an express third-party beneficiary of, the letter agreement between Meiji and Global Pharma consenting to Meiji’s arrangement with us. As such, if any dispute among the parties were to occur, our direct enforcement rights with respect to the letter agreement may be limited or uncertain. A termination or early expiration of the head license between Meiji and Global Pharma (which currently by its terms is set to expire in January 2022) or any restriction on our ability to use the Global Pharma know-how could have a negative impact on our development of tebipenem HBr and adversely affect our business.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of December 31, 2020, Spero therapeutics has two registered United States trademarks, nine registered foreign trademarks, and nine pending trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdiction, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business. We have not yet registered trademarks for any of our product candidates in any jurisdiction. When we file trademark applications for our product candidates, those applications may not be allowed for registration, and registered trademarks may not be obtained, maintained, or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

We have not submitted an NDA for any of our product candidates, although we are currently preparing the NDA to seek marketing approval for tebipenem HBr for the treatment of cUTI. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply with prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

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

We have received fast track designation for tebipenem HBr for the treatment of complicated urinary tract infections and acute pyelonephritis, as well as fast track designation for SPR720 for treatment of adult patients with NTM-PD, and we may seek fast track designation for one or more of our other product candidates in the future. If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for fast track designation by the FDA for the particular indication under study. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. If we seek fast track designation for a product candidate, we may not receive it from the FDA. However, even if we receive fast track designation, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

If approved for commercial marketing in the United States, our lead product candidate tebipenem HBr and our other product candidates may face generic competition sooner than anticipated.

Even if we are successful in achieving regulatory approval to commercialize a product candidate, it may face competition from generic products earlier or more aggressively than anticipated, depending upon how well our future products perform in the United States prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to abbreviated new drug applications, or ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug, or RLD, and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD.

If the FDA approves our future NDA for tebipenem HBr for the treatment of cUTI we expect that it will be designated by the agency as an RLD and that it will be eligible for five-year new chemical entity exclusivity under the Hatch-Waxman provisions of the FDCA. This exclusivity period would block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that references our future NDA, if approved. The QIDP designation granted by FDA to this drug product and indication also make it eligible for a further five-year extension of that Hatch-Waxman exclusivity. We cannot predict the interest of potential generic competitors in the future market for such an approved treatment for cUTI, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the applicable exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.

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

•

the federal transparency or “sunshine” requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, requires manufacturers of drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the United States Department of Health and Human Services, or DHHS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and, beginning in 2022 for payments and other transfers of value provided in the previous year, certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to implement compliance programs and to track and report gifts, compensation and other remuneration provided to physicians, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information. State laws also govern the privacy and security of health information in some circumstances, and many such state laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

We will be required to spend substantial time and money to ensure that our business arrangements with third parties, and our business generally, comply with applicable healthcare laws and regulations. Even then, governmental authorities may conclude that our business practices, including arrangements we may have with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If governmental authorities find that our operations violate any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, imprisonment, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and we may be required to curtail or restructure our operations. Moreover, we expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could affect our operations and business. For example, in November 2020, DHHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Physician Self-Referral Law (Stark Law) and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants. The extent to which future legislation or regulations, if any, relating to healthcare fraud and abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

Recently enacted and future policies and legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the reimbursement made for any product candidate for which we receive marketing approval.

The pricing and reimbursement environment may become more challenging due to, among other reasons, policies advanced by the new presidential administration, federal agencies, new healthcare legislation passed by the United States Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the United States and foreign countries, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products for which we obtain marketing approval, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Resulting legislative, administrative, or policy changes from payors may reduce payments for any products for which we obtain marketing approval and could affect future revenues.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

Beginning on April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2%, or automatic spending reductions, required by the Budget Control Act of 2011, or BCA, as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. Subsequent legislation extended the 2% reduction, on average, to 2025. As long as these cuts remain in effect, they could adversely affect payment for our product candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. There have been several United States Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the effect of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, the Biden Administration, including his nominee for Secretary of DHHS, has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

If we successfully commercialize one of our product candidates, failure to comply with our reporting and payment obligations under United States governmental pricing programs could have a material adverse effect on our business, financial condition and results of operations.

If we participate in the Medicaid Drug Rebate Program if and when we successfully commercialize a product candidate, we will be required to report certain pricing information for our product to the Centers for Medicare & Medicaid Services, the federal agency that administers the Medicaid and Medicare programs. We may also be required to report pricing information to the United States Department of Veterans Affairs. If we become subject to these reporting requirements, we will be liable for errors associated with our submission of pricing data, for failure to report pricing data in a timely manner, and for overcharging government payers, which can result in civil monetary penalties under the Medicaid statute, the federal civil False Claims Act, and other laws and regulations.

Additionally, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, which includes a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price, or ASP, to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic and public health emergency declaration in the United States, on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which has been updated periodically since that time with common questions and answers. As of January 29, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of October 2020, Utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’s trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, FDA is either continuing to, on a case-by-case basis, conduct only mission-critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so, and it has recently resumed inspections in China and plans to also resume such activities in India as soon as possible. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future.

Should FDA determine that an inspection is necessary for NDA approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown recurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;
•	the timing of clinical trials of our product candidates;
•	results of clinical trials of tebipenem HBr and any other product candidate;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop, in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock, or Series A Preferred Stock, to certain affiliates of Biotechnology Value Fund, L.P., or BVF, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock, or Series B Preferred Stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In June 2019, BVF converted 500 shares of Series A Preferred Stock into 500,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Preferred Stock. In December 2020, BVF converted the remaining 1,720 shares of Series A Preferred Stock into 1,720,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Preferred Stock. In connection with our rights offering, which we launched in February 2020 and closed in early March 2020, we issued 2,287 shares of our Series C Preferred Stock to BVF. In September 2020, in connection with our underwritten public offering, we issued 3,215,000 shares of our Series D Preferred Stock to BVF. If BVF or any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. We would cease to be an emerging growth company upon the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, which is December 31, 2022; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and we will therefore be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of United States generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with our next annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, or a "smaller reporting company" (SRC) and non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company and otherwise do not meet the definition of a SRC and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We could qualify as a SRC if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year.

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

As of December 31, 2020, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 45% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Cambridge, Massachusetts, where we lease approximately 23,400 square feet of office space. Our lease extends through July 2027. We believe that our existing facilities will be sufficient to meet our current needs.

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

Holders of Record

As of March 8, 2021, we had approximately nine stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving MDR bacterial infections and rare diseases. Our most advanced product candidate, tebipenem HBr, is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We are also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by non-tuberculous mycobacterial pulmonary infections, or NTM disease. In addition, we have a Potentiator technology, which includes an IV-administered product candidate, SPR206, being developed to treat MDR Gram-negative infections in the hospital. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception.  Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2020, we had an accumulated deficit of $277.7 million, and cash, cash equivalents and marketable securities of $126.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022, including through the submission of the NDA for tebipenem HBr. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Recent Developments

Business Update regarding COVID-19

The spread of SARS-CoV-2, and the resulting disease COVID-19 in 2020, has caused an economic downturn on a global scale, as well as widespread business disruptions and significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. In response to the pandemic, we implemented and have maintained a remote working policy for all employees to aid the global containment effort.

Update on Phase 2a Clinical Trial

On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, following our notification to the FDA of our decision to pause dosing in our ongoing Phase 2a clinical trial of SPR720 as a precautionary measure related to events in our ongoing animal toxicology study of SPR720. The decision to implement the pause was made based on a recommendation from the Company’s Safety Review Board, or SRB, following review of data from an ongoing toxicology study of SPR720 in adult non-human primates in which mortalities with inconclusive causality to treatment were observed.

The animal study is being conducted to assess the potential toxicity of SPR720. A concurrent study of SPR720 in rats is proceeding uneventfully. These studies are meant to support longer-term treatment with SPR720 beyond the 28 days currently supported by IND-enabling toxicology studies. No serious adverse events have been observed in any human study participants.

Subsequent to receiving verbal notification from the FDA of the clinical hold, we received a formal clinical hold letter in which the FDA has requested additional information from the non-human primate trial, including a study report. We have decided to discontinue the Phase 2a clinical trial at this time to best facilitate future potential adjustments to the protocol based on FDA feedback and to avoid incurring costs associated with the trial while on clinical hold. We are continuing to work with the FDA to evaluate the findings and determine the further development pathway for the SPR720 clinical program.

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

To date, the majority of our revenue has been derived from government awards. We expect that our revenue for the next few years will be derived primarily from payments under our government awards that we have currently entered into and that we may enter into in the future.

Collaboration Revenue

Collaboration revenue relates to our agreement with Everest.

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

In June 2019, we entered into a collaboration with Gates MRI, a nonprofit research institution wholly owned by the Bill and Melinda Gates Foundation to develop SPR720 for the treatment of lung infections caused by Mtb. In furtherance of the Gates MRI’s charitable purposes, we also granted the Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of TB in low- and middle- income countries. Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB and fund certain agreed upon collaborative research activities performed by us. Due to our assessment that we do not have a vendor/customer relationship with the Gates MRI, we recognize the funding received under the agreement as a reduction to the research and development expenses as the related expenses are incurred.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the foreseeable future as we increase our headcount to support our continued research, development, and commercialization of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, infrastructure, and director and officer insurance costs as well as investor and public relations expenses associated with our continued operation as a public company.

Other Income (Expense)

Anti-Dilution Rights. In connection with the issuance of non-controlling interests in certain of our subsidiaries, specifically Spero Gyrase, Inc., we granted the minority investors the right to maintain ownership interests at no additional cost, subject to a maximum ownership percentage, which rights we refer to collectively as anti-dilution rights. We classified the anti-dilution rights as derivative liabilities on our consolidated balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the derivative liabilities associated with the anti-dilution rights as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. In November 2019, we repurchased 100% of the minority investor’s outstanding shares in Spero Gyrase, Inc. at a price of $0.001 per share. As a result, as of December 31, 2020 and 2019, there are no anti-dilution rights outstanding. Additionally, effective as of January 1, 2020, we merged Spero Gyrase, Inc. with and into Spero, Therapeutics, Inc.

Interest Income

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the years ended December 31, 2020 and 2019.

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2020, we had federal and state net operating loss carryforwards of $228.1 million and $226.2 million, respectively, which may be available to offset future income tax liabilities.  The federal NOLs of $73.0 million will expire at various dates from 2033 to 2037 and approximately $155.1 million can be carried forward indefinitely.  The state NOLs begin to expire in 2033 and will expire at various dates through 2039. In addition, as of December 31, 2020, we had foreign net operating loss carryforwards of $10.7 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $6.7 million and $1.4 million, respectively, which begin to expire in 2033 and 2028, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Funding Received from Government Contracts and Collaborations

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

Government Contracts

We generate revenue from government contracts that reimburse us for certain allowable costs for funded projects. For contracts with government agencies, when we have concluded that we are the principal in conducting the research and development expenses and where the funding arrangement is considered central to our ongoing operations, we classify the recognized funding received as revenue. Revenue from government grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as unbilled receivables, a component of prepaid expenses and other current assets, in the consolidated balance sheet.

We recognize funding received from BARDA, the DoD and the NIAID of the NIH, as revenue, rather than as a reduction of research and development expenses, because we are the principal in conducting the research and development activities and these contracts are central to our ongoing operations. We recognize revenue only after the qualifying expenses related to the contracts have been incurred, we are reasonably assured that the expenses will be reimbursed and the revenue is collectible. We record revenue recognized upon incurring qualifying expenses in advance of billing as unbilled revenue, which is included in other receivables in our consolidated balance sheet. The related costs incurred by us are included in research and development expense in our consolidated statements of operations and comprehensive loss.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with the preclinical development activities;
•	CMOs in connection with the production of preclinical and clinical trial materials;
•	CROs in connection with preclinical and clinical studies; and
•	investigative sites in connection with clinical trials.

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

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	$ Change
Revenues:
Grant revenue	$9,072	$13,405	$(4,333)
Collaboration revenue	258	4,742	(4,484)
Total revenues	9,330	18,147	(8,817)

Operating expenses:
Research and development	67,003	65,775	1,228
General and administrative	21,440	15,588	5,852
Total operating expenses	88,443	81,363	7,080
Loss from operations	(79,113)	(63,216)	(15,897)
Other income (expense):
Gain on settlement of derivative liability	-	223	(223)
Interest income	401	1,328	(927)
Other income (expense), net	432	740	(308)
Total other income (expense), net	833	2,291	(1,458)
Net loss	$(78,280)	$(60,925)	$(17,355)

Grant Revenue

	Year Ended December 31,
	2020	2019	$ Change
BARDA Contract (Tebipenem HBr)	$7,929	$12,082	$(4,153)
NIAID Contract (SPR206)	719	1,021	(302)
NIAID Award (SPR720)	40	77	(37)
DoD Agreement (Potentiator product candidates)	384	225	159
Total revenue	$9,072	$13,405	$(4,333)

Grant revenue recognized during 2020 and 2019 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during 2020 was primarily due to decreased funding received under our BARDA contract for tebipenem HBr.

Collaboration Revenue

During the years December 31, 2020 and 2019, we recognized $0.3 million and $4.7 million of revenue, respectively, related to our agreement with Everest, consisting of the performance of research and development services.

Research and Development Expenses

	Year Ended December 31,
	2020	2019	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$41,923	$43,440	$(1,517)
SPR720	3,816	3,741	75
Potentiator product candidates (SPR206 and SPR741)	1,626	3,617	(1,991)
Unallocated expenses:
Personnel related (including share-based compensation)	15,014	10,967	4,047
Facility related and other	4,624	4,010	614
Total research and development expenses	$67,003	$65,775	$1,228

Direct costs related to our tebipenem HBr program decreased by $1.5 million during 2020 compared to 2019 primarily due to the completion of significant activities and related costs of the Phase 3 clinical trial in 2020. We initiated enrollment for the phase 3 clinical trial in the first quarter of 2019, completed enrollment in the second quarter of 2020 and announced results of topline data in September 2020. This decrease was partially offset by increases in expenses related to formulation development, manufacturing process and manufacturing of clinical trial material in 2020 compared to 2019. We expect to continue to incur direct costs related to tebipenem HBr as we finalize activities in the Phase 3 clinical trial and incur expenses related to a potential NDA filing for tebipenem HBr.

Direct costs related to our SPR720 program increased by $0.1 million during 2020 compared to 2019, primarily due to increased expenses related to the initiation of our Phase 2a clinical trial, offset by decreased costs related to the formulation development, manufacturing process and manufacturing of clinical trial material. Direct costs related to our SPR720 program during the year ended December 31, 2020 reflect a $2.1 million reduction to expense related to activities funded by Gates MRI, compared to $1.7 million during the year ended December 31, 2019. On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, which is further described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K under the heading “Recent Developments – Update on Phase 2a Clinical Trial.”

Direct costs related to our Potentiator product candidates include costs related to our SPR206 and SPR741 programs. Direct costs related to our SPR206 program decreased by $2.0 million during 2020, primarily due to higher costs incurred in the prior year related to the Phase 1 trial. Direct costs related to our SPR741 program were immaterial for both the years ended December 31, 2020 and 2019. In January 2020, we decided to proceed with SPR206 as the lead Potentiator product candidate and discontinue development of SPR741.

During 2020 and 2019, research and development expenses conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $1.2 million.

The increase in personnel-related costs included in unallocated expenses of $4.0 million was primarily due to an increase in research and development headcount and a $0.6 million increase in share-based compensation.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	$ Change
Personnel related (including share-based compensation)	$10,661	$8,050	$2,611
Professional and consultant fees	8,271	5,849	2,422
Facility related and other	2,508	1,689	819
Total general and administrative expenses	$21,440	$15,588	$5,852

The increase in personnel-related costs of $2.6 million was primarily a result of an increase in headcount in our general and administrative function. Personnel-related costs for the years ended December 31, 2020 and 2019 included share-based compensation expense of $2.7 million and $2.2 million, respectively.

The increase in professional and consultant fees of $2.4 million primarily related to increased commercial operations expenses, as well as increased IT, HR and Finance contractor and consulting expenses related to supporting the growth in our business.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger number of general and administrative personnel.

Other Income (Expense), Net

Other income, net was $0.8 million during 2020, compared to $2.3 million during 2019. Other income, net in the year ended December 31, 2020 was primarily comprised of unrealized foreign currency gains, offsetting decreased interest income due to falling interest rates. In comparison, other income, net, for the year ended December 31, 2019 consisted of other income of $2.1 million, which was primarily related to interest income on our invested cash balances and marketable securities, as well as $0.2 million in connection with the repurchase of Vaxart Inc.’s outstanding shares in Spero Gyrase, Inc. at a price of $0.001 per share.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreement with Everest. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under license and collaboration agreements and funding from government contracts, and from multiple equity financings of our common and preferred stock. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $126.9 million.

On September 15, 2020, we completed an underwritten public offering of an aggregate of 4,785,000 shares of our common stock and 3,215,000 shares of our Series D Preferred Stock. The price to the public in the offering was $10.00 per share with respect to the common stock and the Series D Preferred Stock. In addition, under the terms of the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to 1,200,000 additional shares of common stock.

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

In addition, pursuant to the Underwriting Agreement, on October 1, 2020, we issued and sold 1,200,000 shares of common stock at the price of $10.00 per share pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $11.2 million after deducting underwriting discounts and commissions.

On February 11, 2020, the Company announced a rights offering pursuant to which it distributed to holders of its common stock and Series A Preferred Stock and Series B Preferred Stock, at no charge, non-transferable subscription rights to purchase shares of our common stock and Series C Preferred Stock, with an aggregate offering value of $30.0 million. For each share of common stock (including shares of common stock issuable upon conversion of our outstanding shares of Series A Preferred Stock and Series B Preferred Stock) owned by holders of record as of 5:00 p.m., New York time, on February 10, 2020, such holders received 0.152 rights to purchase shares of our common stock (subject to the aggregate offering threshold and certain ownership limitations). Each whole right allowed holders to subscribe for one share of common stock at the subscription price equal to $9.00 per whole share (or an equivalent number of shares of Series C Preferred Stock). The total number of subscription rights issued to each stockholder was rounded down to the nearest whole number.

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

At the closing of the rights offering on March 5, 2020, a total of 1,046,249 shares of our common stock and 2,287 shares of Series C Preferred Stock were issued for aggregate gross proceeds of $30.0 million. Issuance costs related to the offering were $0.5 million.

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that we entered into with Cantor Fitzgerald & Co, or Cantor. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market,” or ATM, offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement.

The prospectus underlying the “at-the-market” offering program was terminated on September 9, 2020 in connection with our underwritten public offering that was completed in September 2020. At such time, we had raised approximately $15.4 million in sales of our common stock under the “at-the-market” offering program, prior to deducting sales commissions, and had remaining available capacity of approximately $34.6 million. On November 13, 2020, we reinstated the “at-the-market” offering program with a capacity of up to $34 million by filing an updated prospectus.

During the year ended December 31, 2020, we sold 993,870 shares of our common stock under the “at-the-market” agreement at an average price of approximately $13.66 per share for aggregate gross proceeds of approximately $13.6 million prior to deducting sales commissions.

Concurrently with the filing of this Annual Report on Form 10-K, we entered into a new sales agreement with Cantor and will file a new universal shelf registration statement on Form S-3, including an “at-the-market” prospectus with the SEC, which is further described elsewhere in this Annual Report on Form 10-K under “Item 9B. Other Events.” Our existing sales agreement with Cantor will terminate automatically at such time as the SEC declares effective our new universal shelf registration statement on Form S-3.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Cash used in operating activities	$(85,872)	$(50,020)
Cash provided by (used in) investing activities	10,470	29,530
Cash provided by financing activities	130,881	16,140
Net increase (decrease) in cash and cash equivalents	$55,479	$(4,350)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $85.9 million, primarily resulting from our net loss of $78.3 million, adjusted for net non-cash items of $5.9 million (primarily stock-based compensation and depreciation and amortization expense). Net cash used in changes in our operating assets and liabilities was $(13.5) million and consisted primarily of a decrease of $12.1 million in accrued expenses and accounts payable, a $1.9 million increase in other assets and a $1.2 million increase in prepaid expenses and other current assets, partially offset by a $2.2 million net decrease in receivables related to our government awards.

Net cash used in operating activities for the year ended December 31, 2019 was $50.0 million, primarily resulting from our net loss of $60.9 million, adjusted for net non-cash items of $4.1 million (primarily stock-based compensation and depreciation and amortization expense). Net cash provided by changes in our operating assets and liabilities was $6.8 million and consisted primarily of an increase of $13.8 million in accrued expenses and accounts payable and a $2.7 million decrease in prepaid expenses and other current assets, offset by a $7.1 million increase in receivables related to our government awards and a $2.9 million increase in other assets.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs and the timing of vendor invoicing and payments.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was $10.5 million, primarily related to the maturities of marketable securities of $56.4 million, offset by purchases of marketable securities of $45.7 million.

Net cash provided by investing activities for the year ended December 31, 2019 was $29.5 million and consisted primarily of the net maturities of marketable securities, as well as $0.3 million in property and equipment purchases.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $130.9 million, consisting primarily of proceeds of $116.5 million from the sale of common stock, Series C Preferred Stock and Series D Preferred Stock in our rights offering and underwritten public offering, net proceeds of $13.2 million from the sale of common stock under our “at-the-market” offering program sales agreement and proceeds of $2.2 million from the exercise of employee stock options, offset by the payment of offering expenses of approximately $1.0 million.

Net cash provided by financing activities for the year ended December 31, 2019 was $16.1 million, consisting primarily of net proceeds of $5.8 million from the sale of common stock under our “at-the-market” offering program sales agreement, proceeds of $10.0 million from the sale of common stock to Novo, both of which were offset by offering expenses of $0.2 million, as well as $0.5 million of proceeds from the exercise of employee stock options.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $126.9 million. In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022, including through the submission of the NDA for tebipenem HBr.

This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	10,876	947	3,352	3,464	3,113
Total	$10,876	$947	$3,352	$3,464	$3,113

(1)	Reflects payments due for our lease of office space under an operating lease agreement that expires in 2027.

As further described below, under various licensing and related agreements with third parties, we have agreed to make milestone payments and pay royalties to third parties. We have not included any contingent payment obligations, such as milestones or royalties, in the table above as the amount, timing and likelihood of such payments are not known.

Under our license agreement with Meiji, we are obligated (i) to make future milestone payments of up to $2.0 million upon the achievement of specified clinical and regulatory milestones for tebipenem HBr, (ii) to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and (iii) to pay to Meiji a low double-digit percentage of any sublicense fees received by us up to $7.5 million. During the fourth quarter of 2018 we paid Meiji approximately $1.6 million related to fixed assets which will be used in manufacturing related activities at Meiji. The equipment has been capitalized as property and equipment in the consolidated balance sheet as of December 31, 2020 and 2019.

Under an agreement we entered into with PBB, we are obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical milestones and a payment of £5.0 million ($6.8 million as of December 31, 2020) upon the achievement of a specified commercial milestone for SPR206. In addition, we have agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

Under our agreement with Vertex, we are obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay to Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the year ended December 31, 2020, we paid Vertex $0.9 million related to the achievement of regulatory milestones for SPR720.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $126.9 million, consisting of cash, money market accounts, corporate bonds, commercial paper and United States government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of December 31, 2020, the net fair value of our interest sensitive marketable securities would hypothetically decline by $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the United States dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spero Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of convertible preferred shares and stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2021

We have served as the Company's auditor since 2016.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit, share and per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$85,209	$29,730
Marketable securities	41,697	52,315
Other receivables	5,330	7,760
Tax incentive receivable, current	846	786
Prepaid expenses and other current assets	6,063	4,823
Total current assets	139,145	95,414
Property and equipment, net	1,669	2,273
Tax incentive receivable	311	21
Operating lease right-of-use assets	7,114	4,875
Other assets	5,212	3,520
Total assets	$153,451	$106,103

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,155	$4,147
Accrued expenses and other current liabilities	12,241	21,588
Operating lease liabilities	947	928
Total current liabilities	14,343	26,663
Non-current operating lease liabilities	6,891	4,617
Other long-term liabilities	177	249
Total liabilities	21,411	31,529
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 3,218,287 shares issued and outstanding as of December 31, 2020 and 2,720 shares issued and outstanding as of December 31, 2019	3	—
Common stock, $0.001 par value; 60,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 29,260,247 shares issued and outstanding as of December 31, 2020 and 19,190,695 shares issued and outstanding as of December 31, 2019	29	19
Additional paid-in capital	409,722	273,966
Accumulated deficit	(277,707)	(199,427)
Accumulated other comprehensive gain (loss)	(7)	16
Total stockholders' equity	132,040	74,574
Total liabilities and stockholders' equity	$153,451	$106,103

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenues:
Grant revenue	$9,072	$13,405
Collaboration revenue	258	4,742
Total revenues	9,330	18,147

Operating expenses:
Research and development	67,003	65,775
General and administrative	21,440	15,588
Total operating expenses	88,443	81,363
Loss from operations	(79,113)	(63,216)
Other income (expense):
Gain on settlement of derivative liability	—	223
Interest income	401	1,328
Other income (expense), net	432	740
Total other income (expense), net	833	2,291
Net loss	$(78,280)	$(60,925)

Net loss per share attributable to common stockholders, basic and diluted	$(3.52)	$(3.35)

Weighted average common shares outstanding, basic and diluted:	22,386,122	18,160,525

Comprehensive loss:
Net loss	(78,280)	(60,925)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(23)	38
Reclassification adjustment for gains included in net loss	—	6
Net unrealized gains (losses) on securities	(23)	44
Total comprehensive loss	$(78,303)	$(60,881)

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND

STOCKHOLDERS’ EQUITY

(In thousands, except unit and share amounts)

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.	Non-	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'	controlling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
Balances at December 31, 2018	3,220	—	17,205,962	17	254,013	(138,502)	(28)	115,500	355	115,855
Issuance of common stock upon the exercise of stock options	—	—	78,610	—	508	—	—	508	—	508
Issuance of common stock, net of issuance costs of $474	—	—	1,406,123	1	15,315	—	—	15,316	—	15,316
Conversion of convertible preferred stock to common stock	(500)	—	500,000	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,776	—	—	3,776	—	3,776
Purchase of non-controlling interest in Spero Gyrase, Inc.	—	—	—	—	355	—	—	355	(355)	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	44	44	—	44
Net loss	—	—	—	—	—	(60,925)	—	(60,925)	—	(60,925)
Balances at December 31, 2019	2,720	—	19,190,695	19	273,966	(199,427)	16	74,574	—	74,574
Issuance of common stock upon the exercise of stock options	—	—	324,433	—	2,189	—	—	2,189	—	2,189
Issuance of common stock, net of offering costs of $731 and net of issuance costs	—	—	8,025,119	8	77,921	—	—	77,929	—	77,929
Issuance of Series C preferred stock, net of offering costs of $41	2,287	—	—	—	20,542	—	—	20,542	—	20,542
Beneficial conversion feature of Series C preferred stock	—	(549)	—	—	549	—	—	—	—	—
Deemed dividends related to immediate accretion of beneficial conversion feature of Series C preferred stock	—	549	—	—	(549)	—	—	—	—	—
Issuance of Series D preferred stock, net of offering costs of $181	3,215,000	3	—	—	30,218	—	—	30,221	—	30,221
Conversion of convertible preferred stock to common stock	(1,720)	—	1,720,000	2	(2)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,888	—	—	4,888	—	4,888
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(23)	(23)	—	(23)
Net loss	—	—	—	—	—	(78,280)	—	(78,280)	—	(78,280)
Balances at December 31, 2020	3,218,287	3	29,260,247	29	409,722	(277,707)	(7)	132,040	—	132,040

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(78,280)	$(60,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	761	750
Non-cash lease cost	585	408
Loss on disposal of fixed assets	—	184
Gain on settlement of derivative liability	—	(223)
Share-based compensation	4,888	3,776
Realized (gain) loss on investments	—	(1)
Unrealized foreign currency transaction (gain) loss	(330)	(18)
Accretion of discount on marketable securities	(32)	(750)
Changes in operating assets and liabilities:
Other receivables	2,430	(7,384)
Prepaid expenses and other current assets	(1,240)	2,654
Tax incentive receivables	(254)	299
Other assets	(1,890)	(2,912)
Accounts payable	(2,975)	564
Accrued expenses and other current liabilities	(9,130)	13,272
Other long-term liabilities	(72)	(52)
Operating lease liabilities	(333)	338
Net cash used in operating activities	(85,872)	(50,020)
Cash flows from investing activities:
Purchases of marketable securities	(45,723)	(88,993)
Proceeds from maturities of marketable securities	56,350	118,837
Purchases of property and equipment	(157)	(314)
Net cash provided by investing activities	10,470	29,530
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	13,166	15,790
Proceeds from the issuance of common stock related to Rights Offering	9,416	—
Proceeds from the issuance of common stock related to the Underwritten Public Offering	56,078	—
Proceeds from issuance of Series C Preferred Shares related to Rights Offering	20,583	—
Proceeds from issuance of Series D Preferred Shares related to the Underwritten Public Offering	30,402	—
Payment of offering costs	(953)	(158)
Proceeds from stock option exercises	2,189	508
Net cash provided by financing activities	130,881	16,140
Net increase (decrease) in cash and cash equivalents	55,479	(4,350)
Cash and cash equivalents at beginning of period	29,730	34,080
Cash and cash equivalents at end of period	$85,209	$29,730

Supplemental disclosure of non-cash activities:
Right-of-use assets and lease obligations recorded upon commencement or amendment of lease agreements	$2,626	$1,038

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving multi-drug resistant, or MDR, bacterial infections and rare diseases. The Company’s most advanced product candidate, tebipenem pivoxil hydrobromide or tebipenem HBr (previously SPR994), is designed to be the first oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. The Company is also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by pulmonary non-tuberculous mycobacterial infections, or NTM disease. In addition, the Company has a Potentiator technology, that includes an IV-administered product candidate, SPR206, being developed to treat MDR Gram-negative infections in the hospital.

The Company was formed as Spero Therapeutics, LLC in December 2013 under the laws of the State of Delaware. On June 30, 2017, through a series of transactions, Spero Therapeutics, LLC merged with and into Spero Therapeutics, Inc. (formerly known as Spero OpCo, Inc.), a Delaware corporation.

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which it registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that it entered into with Cantor Fitzgerald & Co., or Cantor. Under the sales agreement, Cantor may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act.

The prospectus underlying the “at-the-market” offering program was terminated on September 9, 2020 in connection with the Company’s underwritten public offering that was completed in September 2020. At such time, the Company had raised approximately $15.4 million in sales of its common stock under the “at-the-market” offering program, prior to deducting sales commissions, On November 13, 2020, the Company reinstated the “at-the-market” offering program for the remaining available capacity of $34.0 million by filing an updated prospectus.

Concurrently with the filing of this Annual Report on Form 10-K, the Company entered into a new sales agreement with Cantor and will be filing a new universal shelf registration statement on Form S-3, including an “at-the-market” prospectus with the SEC, which is further described elsewhere in this Annual Report on Form 10-K under “Item 9B. Other Events.” The Company’s existing sales agreement with Cantor will terminate automatically at such time as the SEC declares effective the Company’s new universal shelf registration statement on Form S-3.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, a licensing agreement and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $78.3 million and $60.9 million for the years ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the Company had an accumulated deficit of $277.7 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2019, the Company repurchased 100% of the minority investor’s outstanding shares in Spero Gyrase, Inc. for $0.001 per share, and as a result, as of December 31, 2020 and 2019, the Company no longer reported a non-controlling interest. Additionally, effective as of January 1, 2020, the Company merged Spero Gyrase, Inc. with and into Spero, Therapeutics, Inc.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of December 31, 2020, and 2019, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market instruments.

Marketable Securities

Marketable securities consist of investments in corporate obligations with original maturities greater than 90 days. The Company considers its portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Investments with maturities beyond one year are generally classified as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value are included as a component of other income (expense), net based on the specific identification method. The Company evaluates debt securities with an unrealized loss to determine whether there may be a credit impairment. The Company also assesses its intent to sell the security and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost. Any credit impairments are recorded through an allowance account.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of December 31, 2020, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

The Company has elected to account for lease and non-lease components together as a single lease component.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

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

Since the fourth quarter of 2016, the Company’s operating subsidiary in Australia has met the eligibility requirements to receive a tax incentive for qualifying research and development activities (see Note 15). The Company recognizes these incentives as a reduction of research and development expenses in the consolidated statements of operations and comprehensive loss in the same period that the related qualifying expenses are incurred. Reductions of research and development expense recognized upon incurring qualifying expenses in advance of receipt of tax incentive payments are recorded in the consolidated balance sheet as tax incentive receivables.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2020 and 2019, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities. There were no reclassifications out of comprehensive loss for the years ended December 31, 2020 and 2019.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020 and did not have a material impact on its disclosures. For the new disclosures regarding our Level 3 instruments, please read Note 3, Fair Value Measurements, to these consolidated financial statements.

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

This standard became effective for the Company on January 1, 2020 and did not have a material impact on its condensed consolidated financial statements and related disclosures.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$73,488	$—	$73,488
Commercial paper	—	5,998	—	5,998
Corporate bonds	—	3,006	—	3,006
Total cash equivalents	—	82,492	—	82,492
Marketable securities:
Corporate bonds	—	13,221	—	13,221
Commercial paper	—	28,476	—	28,476
Total marketable securities	—	41,697	—	41,697
Total cash equivalents and marketable securities	$—	$124,189	$—	$124,189

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$26,751	$—	$26,751
Total cash equivalents	—	26,751	—	26,751
Marketable securities:
U.S. government securities	—	16,797	—	16,797
Corporate bonds	—	14,060	—	14,060
Commercial paper	—	21,458	—	21,458
Total marketable securities	—	52,315	—	52,315
Total cash equivalents and marketable securities	$—	$79,066	$—	$79,066

Excluded from the tables above is cash of $2.7 million and $3.0 million as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. government securities	$—	$—	$—	$—
Corporate bonds	13,227	—	(6)	13,221
Commercial paper	28,476	—	—	28,476
	$41,703	$—	$(6)	$41,697

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
U.S. government securities	$16,791	$6	$—	$16,797
Corporate bonds	14,050	12	(2)	14,060
Commercial paper	21,458	—	—	21,458
	$52,299	$18	$(2)	$52,315

As of December 31, 2020 and 2019, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the consolidated balance sheet date.

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

In March 2016, in connection with the issuance of a non-controlling interest in its subsidiary, Spero Gyrase, Inc. (“Spero Gyrase”), to Biota Pharmaceuticals, Inc. (now Vaxart, Inc.) (“Vaxart”), the Company granted to Vaxart certain anti-dilution rights (see Note 10). In November 2019, the Company repurchased 100% of the minority investor’s outstanding shares in Spero Gyrase, Inc. at a price per share of $0.001. As a result, as of December 31, 2020 and 2019, there are no anti-dilution rights outstanding. Additionally, effective as of January 1, 2020, the Company merged Spero Gyrase, Inc. with and into Spero, Therapeutics, Inc.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	1,636	1,636
Manufacturing equipment	1,338	1,338
Computer software and equipment	$507	$438
Office furniture and equipment	424	364
Construction-in-progress	40	12
	3,945	3,788
Less: Accumulated depreciation and amortization	(2,276)	(1,515)
	$1,669	$2,273

Property and equipment additions during the year ended December 31, 2020 primarily related to office furniture and equipment and construction-in-progress related to the expansion of Company’s leased office space (see Note 5). Property and equipment additions during the year ended December 31, 2019 primarily related to leasehold improvements previously in construction-in-progress. Depreciation and amortization expense was $0.8 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2019, the Company wrote off $0.2 million of leased manufacturing equipment which the Company determined did not have any further use.

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

On December 16, 2019, the Company entered into a second amendment to the Original Lease and the Amendment (the “Second Amendment”). The Second Amendment made certain modifications, including (i) the addition of approximately 7,800 square feet of office space in the same building (the “Second Expansion Premises”) with a term beginning in June 2020, and (ii) an extension of the expiration date of all existing leases through May 2027.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 4, 2020, the Company entered into a third amendment to the Original Lease, as amended by the Second Amendment (the “Third Amendment”). The Third Amendment made certain modifications, including (i) amending the commencement date of the Second Expansion Premises with a term which began in August 2020, and (ii) an extension of the expiration date of all existing leases through July 2027.

For the years ended December 31, 2020 and 2019, the components of operating lease expense were as follows (in thousands):

Operating lease expense	Statement of Operations Location	December 31, 2020	December 31, 2019
Fixed operating lease expense	Research and development expense	$808	$601
	General and administrative expense	418	641

Variable operating lease expense	Research and development expense	89	56
	General and administrative expense	58	181

Total operating lease expense		$1,373	$1,479

Supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2020 and 2019, was as follows (in thousands):

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,171	$1,234
Non-cash amounts resulting from the measurement of the lease liabilities:
Right-of-use asset and lease obligation recorded upon commencement or amendment of lease agreements	2,626	1,038

Embedded Finance Leases

As part of our agreement with Meiji Seika Pharma Co. Ltd. (“Meiji”), the Company paid Meiji approximately $1.6 million during the three months ended December 31, 2018, related to fixed assets which will be used in manufacturing related activities at Meiji. The Company determined this equipment to be an embedded finance lease and has been capitalized as property and equipment in the consolidated balance sheet as of December 31, 2020 and 2019. As this equipment was fully paid in 2018, there is no corresponding lease liability as of December 31, 2020 or 2019.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease balances within the consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of December 31, 2020 and 2019 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$7,114	$4,875
Financing	Property and equipment, net	736	1,004
Total leased assets		$7,850	$5,879

Liabilities
Current
Operating	Operating lease liabilities	$947	$928
Non-Current
Operating	Non-current operating lease liabilities	6,891	4,617
Total lease liabilities		$7,838	$5,545

Weighted average remaining lease term (in years)		6.6	7.0
Weighted average discount rate		9.8%	10.3%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020 (in thousands):

Years Ending December 31,
2021	$947
2022	1,662
2023	1,690
2024	1,718
2025	1,746
Thereafter	3,113
Total future minimum lease payments	10,876
Less imputed interest	(3,038)
Total operating lease liabilities	$7,838

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued external research and development expenses	$7,035	$17,746
Accrued payroll and related expenses	3,918	2,630
Accrued professional fees	1,066	803
Accrued other	222	409
	$12,241	$21,588

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Equity Transactions

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

The offering closed on September 15, 2020 with an aggregate public offering price of $80.0 million. Aggregate net proceeds from the offering were $74.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Additionally, pursuant to the Underwriting Agreement, on October 1, 2020, the Company issued and sold 1,200,000 shares of common stock at the price of $10.00 per share pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $11.2 million after deducting underwriting discounts and commissions.

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

At the closing of the rights offering on March 5, 2020, a total of 1,046,249 shares of the Company’s common stock and 2,287 shares of Series C Preferred Stock were issued for aggregate gross proceeds of $30.0 million. The aggregate issuance costs related to the offering were $0.5 million. $20.6 million of the aggregate gross proceeds relates to the issuance of Series C and the associated issuance costs are $0.1 million.

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

8. Equity

Convertible Preferred Shares

Series A Convertible Preferred Shares

The Company has designated 2,220 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, or the Series A Preferred Stock

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. As such, the Company has classified the Series A Preferred Stock within permanent equity in its consolidated balance sheet.

Series B Convertible Preferred Shares

The Company has designated 1,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, or the Series B Preferred Stock

Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series B Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Preferred Stock will receive a payment equal to $0.001 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock and equal to any distributions to the holders of Series A Preferred Stock. Shares of Series B Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series B Preferred Stock will be required to amend the terms of the Series B Preferred Stock. As such, the Company has classified the Series B Preferred Stock within permanent equity in its consolidated balance sheet.

Series C Convertible Preferred Shares

The Company has designated 3,333 of the 10,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, or the Series C Preferred Stock

Each share of Series C Preferred Stock is convertible into 1,000 shares of common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series C Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series C Preferred Stock will receive a payment equal to $0.001 per share of Series C Preferred Stock before any proceeds are distributed to the holders of common stock and equal to any distributions to the holders of Series A Preferred Stock and Series B Preferred Stock. Shares of Series C Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series C Preferred Stock will be required to amend the terms of the Series C Preferred Stock. As such, the Company has classified the Series C Preferred Stock within permanent equity in its consolidated balance sheet.

Series D Convertible Preferred Shares

The Company has designated 3,215,000 of the 10,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, or the Series D Preferred Stock.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which the Company registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that it entered into with Cantor Fitzgerald & Co. (“Cantor”) Under the sales agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement.

The prospectus underlying the “at-the-market” offering program was terminated on September 9, 2020 in connection with the Company’s underwritten public offering that was completed in September 2020. At such time, the Company had raised approximately $15.4 million in sales of its common stock under the “at-the-market” offering program, prior to deducting sales commissions, and had remaining available capacity of approximately $34.6 million. On November 13, 2020, the Company reinstated the “at-the-market” offering program with a capacity of up to $34.0 million by filing an updated prospectus.

Concurrently with the filing of this Annual Report on Form 10-K, the Company entered into a new sales agreement with Cantor and will be filing a new universal shelf registration statement on Form S-3, including an “at-the-market” prospectus with the SEC, which is further described elsewhere in this Annual Report on Form 10-K under “Item 9B. Other Events.”  The Company’s existing sales agreement with Cantor will terminate automatically at such time as the SEC declares effective the Company’s new universal shelf registration statement on Form S-3.

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

In June 2019, a holder of the Company’s Series A Convertible Preferred stock elected to convert 500 shares into 500,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series A Convertible Preferred Stock. In December 2020, holders subsequently elected to convert the remaining 1,720 shares of Series A Preferred Stock into 1,720,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series A Preferred Stock.

In March 2020, at the closing of the rights offering, a total of 1,046,249 shares of the Company’s common stock were issued with total gross proceeds of $9.4 million. The cost of offering incurred was $0.4 million.

In September 2020, at the closing of the underwritten public offering, a total of 4,785,000 shares of common stock and 3,215,000 shares of Series D Preferred Stock were issued with an aggregate public offering price of $80.0 million. Aggregate net proceeds from the offering were $74.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On October 1, 2020, the Company issued an additional 1,200,000 shares of its common stock pursuant to the underwriters’ exercise, in full, of their option to purchase additional shares of common stock, resulting in additional net proceeds of approximately $11.2 million after deducting underwriting discounts and commissions.

During year ended December 31, 2020 the Company sold 993,870 shares of its common stock under the “at-the-market” offering sales agreement at an average price of approximately $13.66 per share for aggregate gross proceeds of approximately $13.6 million prior to deducting sales commissions.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation

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

On October 18, 2017, the Company’s stockholders approved an amendment to the 2017 Plan, which became effective upon the completion of the Company’s initial public offering, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 2,696,401. Additionally, the number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 607,324 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors or compensation committee.

As of December 31, 2020, there were 288,432 shares remaining available to be issued under the 2017 Plan.

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

In June 2020, the board of directors approved an increase of 700,000 shares of common stock for issuance under the 2019 Inducement Plan.

As of December 31, 2020, there were 481,500 shares remaining available to be issued under the 2019 Inducement Plan.

The following table summarizes stock option activity for all of our plans during 2020:

	2017 Plan	2019 Inducement Plan	Total Number of Stock Options
Outstanding as of December 31, 2019	2,798,128	171,300	2,969,428
Granted	821,828	392,700	1,214,528
Exercised	(319,433)	(5,000)	(324,433)
Forfeited or cancelled	(163,290)	(14,000)	(177,290)
Outstanding as of December 31, 2020	3,137,233	545,000	3,682,233

As of December 31, 2020, a total of 4,942,549 shares have been authorized and reserved for issuance under all equity plans and 769,932 shares were available for future issuance under such plans.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based awards

During 2019, the Company granted 100,000 options and 50,000 restricted stock units (“RSUs”) containing the same performance-based vesting criteria. The 100,000 options are included in the table above but the 50,000 RSU’s are excluded from the table.  These options and RSUs (the “Performance Awards”) are subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. Specifically, the Performance Awards are eligible for vesting based on the achievement of performance criteria, each representing a 25% vesting opportunity if achieved within a specified time during the performance period (the “Performance Period”), and relating to (i) the release of tebipenem HBr top-line data; (ii) FDA acceptance of a tebipenem HBr New Drug Application; (iii) non-dilutive financing; and (iv) equity financing. Following the Performance Period, Performance Awards determined to be eligible for vesting as a result of achievement of the performance criteria will vest as follows: (a) 50% of the eligible award will vest immediately, and (b) the remaining eligible award will vest (i) in the case of options, in equal monthly installments ending two years after the Performance Period expiration, and (ii) in the case of RSUs, on such two year anniversary. During the year ended December 31, 2020, no compensation expense associated with performance-based awards was recognized as the performance conditions were not probable of achievement.

The following table summarizes the activity of options and RSUs under the 2017 Plan containing performance-based vesting criteria during the year ended December 31, 2020:

	Number of Performance Based Option Shares	Number of Performance Based RSU Shares
Outstanding as of December 31, 2019	84,146	40,750
Granted	-	-
Exercised	-	-
Forfeited or cancelled	(21,039)	(10,189)
Outstanding as of December 31, 2020	63,107	30,561

In January 2021, the Company cancelled the performance-based awards due to the non-achievement of the performance-based vesting criteria, and the awards were added back to the shares of common stock available for issuance under the 2017 Plan. None of the outstanding options had vested as of December 31, 2020.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.1%	2.4%
Expected term (in years)	6.2	6.3
Expected volatility	82.7%	75.2%
Expected dividend yield	0.0%	0.0%

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes details regarding stock options granted under our equity incentive plans for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,969,428	$8.13	7.94	$6,689
Granted	1,214,528	10.94	—	—
Exercised	(324,433)	6.80	—	—
Forfeited or cancelled	(177,290)	9.94	—	—
Outstanding as of December 31, 2020	3,682,233	$9.10	7.84	$37,881
Outstanding as of December 31, 2020 - vested and expected to vest	3,682,233	$9.10	7.84	$37,881
Exercisable at December 31, 2020	1,771,383	$7.94	6.93	$20,286

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2020 was $7.79 per share. The weighted average grant-date fair value of awards granted during the year ended December 31, 2019 was $5.62 per share. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was approximately $2.3 million and $0.4 million, respectively. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of December 31, 2020, total unrecognized compensation cost related to unvested stock option grants was approximately $11.5 million. This amount is expected to be recognized over a weighted average period of approximately 2.7 years.

The Company recorded share-based compensation expense, for both incentive units and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2020	2019
Research and development expenses	$2,229	$1,580
General and administrative expenses	2,659	2,196
Total	$4,888	$3,776

10. Non-Controlling Interests

Spero Gyrase

In March 2016, the Company entered into an agreement with Aviragen and its affiliates in order to acquire certain intellectual property and know-how related to certain compounds. In connection with the transaction, the Company established Spero Gyrase, a Delaware corporation, and issued to Aviragen 200 common shares of Spero Gyrase with a fair value of $1.1 million, which represented a 20% equity ownership interest in Spero Gyrase. In addition, Spero Gyrase agreed to make future milestone and royalty payments in exchange for the intellectual property. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the acquired technology as research and development expense in the consolidated statement of operations and comprehensive loss in the amount of $1.1 million, because the acquired technology had not reached commercial feasibility and had no alternative future use, and recorded a non-controlling interest in Spero Gyrase in a corresponding amount. In November 2019, the Company repurchased 100% of the minority investor’s outstanding shares in Spero Gyrase, Inc. at a price per share of $0.001. As a result, as of December 31, 2020 and 2019, the Company no longer reports a non-controlling interest. Additionally, effective as of January 1, 2020, the Company merged Spero Gyrase, Inc. with and into Spero, Therapeutics, Inc.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$(77,671)	$(62,623)
Foreign	(609)	1,698
Loss before income taxes	$(78,280)	$(60,925)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	(21.0)	(21.0)
Federal and state research and development tax credit	(3.2)	(3.0)
State taxes, net of federal benefit	(6.2)	(6.7)
Foreign rate differential	-	(0.8)
Nondeductible items	0.9	1.1
Increase in deferred tax asset valuation allowance	29.5	30.4
Effective income tax rate	—	—

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Net operating loss carryforwards	$63,612	$44,239
Research and development tax credit carryforwards	8,024	5,220
Other	3,403	2,521
Total deferred tax assets	75,039	51,980
Valuation allowance	(75,039)	(51,980)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $228.1 million and $226.2 million, respectively, which may be available to offset future income tax liabilities.  The federal NOLs of $73.0 million will expire at various dates from 2033 to 2037 and approximately $155.1 million can be carried forward indefinitely.  The state NOLs begin to expire in 2033 and will expire at various dates through 2039. In addition, as of December 31, 2020, the Company had foreign net operating loss carryforwards of $10.7 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2020, the Company also had federal and state research and development tax credit carryforwards of $6.7 million and $1.4 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2033 and 2028, respectively.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards, and were as follows (in thousands):

	December 31,
	2020	2019
Valuation allowance as of beginning of year	$(51,980)	$(34,141)
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	(23,059)	(17,839)
Valuation allowance as of end of year	$(75,039)	$(51,980)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2020 or 2019. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020 or 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations and comprehensive loss.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, former President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”). The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal rate of 34% down to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). As a result of the TCJA, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21%. This revaluation resulted in a reduction to the Company’s deferred tax asset of $9.4 million. This amount was offset by a corresponding reduction in the valuation allowance. There was no impact to the Company’s consolidated statements of operations and comprehensive loss as a result of the reduction in rates. The other provisions of the TCJA did not have a material impact on the Company’s consolidated financial statements.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), was signed into law in the United States in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to the Company’s net deferred tax assets as of December 31, 2020.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of complicated urinary tract infections (“cUTI”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for development of tebipenem HBr, increasing the amount of the initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.1 million and extended the period of performance through November 1, 2021. The balance of the award is subject to BARDA exercising a second option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of tebipenem HBr in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted under the direction of Spero. The FDA requires data from a human pneumonic disease as supportive evidence of human efficacy when developing an antibiotic to treat a pulmonary biothreat infection under 21 CFR 314.600, “The Animal Rule,” the scope of which the BARDA award includes the assessment of tebipenem HBr levels in the lung of healthy volunteers as well as a proof of concept clinical trial in pneumonia patients. DTRA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaborative program for tebipenem HBr. Together, BARDA and DTRA will provide up to $56.8 million in total funding for the clinical development and biodefense assessment of tebipenem HBr, of which $12.7 million is subject to the exercise of options by BARDA and Spero’s achievement of specified milestones.

During the years ended December 31, 2020 and 2019, the Company recognized $7.9 million and $12.1 million of revenue under this agreement, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application, or NDA, submission with the U.S. Food and Drug Administration for SPR206. During the years ended December 31, 2020 and 2019, the Company recognized $0.4 million and less than $0.1 million in revenue under this agreement, respectively.

In September 2016, the Company was awarded a cooperative agreement from the Peer Reviewed Medical Research Program with the DoD to further develop anti-infective agents to combat Gram-negative bacteria. The agreement was initially structured as a single, two-year $1.5 million award through September 2018. The performance period was extended through September 29, 2019. The Company was eligible for the full funding from the DoD, as there were no options to be exercised at a later date. The DoD funding supported next-generation potentiator discovery and screening of SPR741 and SPR206. The Company and the DoD concluded the agreement at the end of the period of performance in September 2019. Company did not recognize any revenue under this agreement during the year ended December 31, 2020 and recognized $0.2 million in revenue under this agreement, during the year ended December 31, 2019.

NIAID

In February 2017, the Company was awarded a grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, under its Small Business Innovation Research program, over a two-year period from March 1, 2017 to February 28, 2019 to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award was structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds were committed. In February 2018 NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended for an additional 12-month period. During the years ended December 31, 2020 and 2019, the Company recognized less than $0.1 million and $0.1 million of revenue under this agreement, respectively, before concluding the grant with NIAID.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of December 31, 2020, funding for the base period and the first two option periods totaling $5.9 million have been committed. As part of the agreement, Spero was obligated to pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, which was fulfilled as of December 31, 2020. During the years ended December 31, 2020 and 2019, the Company recognized $0.7 million and $1.0 million in revenue under this agreement, respectively.

14. License, Collaboration and Service Agreements

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

Vaxart (formerly Aviragen) License Agreement

Under the Company’s agreement with Vaxart for certain intellectual property and know-how relating to developing a gyrase inhibitor to develop therapies for Gram-negative infections, the Company was obligated to make milestone payments upon the achievement of specified clinical, regulatory and commercial milestones and to pay royalties of low single-digit percentages based on net sales of products the Company acquired under the agreement. In November 2019, the Company and Vaxart entered into a stock repurchase agreement which terminated all of the Company’s obligations to Vaxart.

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.8 million and $6.6 million as of December 31, 2020 and 2019, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During the year ended December 31, 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the year ended December 31, 2020, the Company paid and recorded $0.9 million in research and development expense related to the achievement of regulatory milestones for SPR720.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $2.0 million upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheet as of December 31, 2020.

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

Everest Medicines License Agreement

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited (“NPLH”), entered into a license agreement (the “Original Everest License Agreement”), with Everest Medicines II Limited. Under the terms of the Original Everest License Agreement, the Company granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Licensed Products”), in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries (the “Territory”). The Company retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant with respect to SPR206, the Company, through its wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, granted Everest a 12-month exclusive option to negotiate with it for an exclusive license to develop, manufacture and commercialize SPR741 in the Territory.

Under the terms of the Original Everest License Agreement and the Everest License Amendment, the Company received an upfront payment of $3.0 million that was recognized in the first quarter of 2019, comprised of a $2.0 million payment to license SPR206 and $1.0 million for the exclusive option to negotiate a license to develop SPR741. The Company also received a milestone payment of $2.0 million in the fourth quarter of 2020 upon completion and delivery of the results of a clinical study. The Company will receive future milestones of up to $1.5 million if the Company chooses to complete a future clinical study. On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Potentiator, which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will be now be making more significant investments in the development of SPR206 beyond what was contemplated at the

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the Amended Everest License Agreement will expire on a jurisdiction-by-jurisdiction and Licensed Product-by-Licensed Product basis upon the latest to occur of expiration of the last valid claim under a licensed patent in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of such Licensed Product in such jurisdiction. The Amended Everest License Agreement may be terminated in its entirety by Everest upon 90 or 180 days’ prior written notice, depending on the stage of development of the initial Licensed Product.

Accounting Analysis and Revenue Recognition

The Company determined the Amended Everest License Agreement to be under the scope of ASC 606. Accordingly, in determining the appropriate amount of revenue to be recognized, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the identified performance obligations in proportion to their SSP; and (v) recognized revenue when each performance obligation was deemed to be satisfied.

Based on that evaluation, the Company identified three performance obligations, as presented below. The transaction price to be allocated to the identified performance obligations was determined to be $5.0 million consisting of: (i) the license upfront fee of $2.0 million, (ii) the $1.0 million exclusive option to negotiate a license to develop SPR741, and (iii) research and development services related to a milestone of $2.0 million for which the achievement of the milestone was determined “most likely,” and that it was probable a significant reversal in the amount of cumulative revenue recognized would not occur. This milestone was achieved as of December 31, 2020. The additional clinical study that is at the Company’s discretion to perform is considered a marketing offering and therefore not included in the assessment at contract inception. The Company determined that the license was distinct from the exclusive option for SPR741 and the research and development services. The following table shows the performance obligations, along with their SSP and the transaction price allocated to those obligations (in thousands):

	Standalone	Transaction
	Selling	Price
Performance Obligations	Price	Allocated	Recognition Method
License and know-how transfer (1)	$9,858	$3,553	Fully satisfied; recognized upon delivery of the license
Exclusive option on SPR741	400	144	Recognized in Q4 2019 upon the return of the IP rights to Northern
Research and development services (2)	3,614	1,303	Recognized over time as services are delivered through the completion date, and fully recognized as of December 31, 2020.
		$5,000
(1)	The standalone selling price for the license and know-how transfer was determined using the residual approach, corroborated by internal cost estimates.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)

The standalone selling price for the research and development services was estimated using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider and using internal full time equivalent costs to support the development services.

During the year ended December 31, 2020, the Company recognized $0.3 million of revenue related to this agreement. As of December 31, 2020, the aggregate amount of the transaction price was fully allocated to satisfied performance obligations, the Company had delivered the Clinical Study Report covering the SAD/MAD Phase 1 Clinical Trial of SPR206 and pursuant to the Original Everest License Agreement, Everest paid the Company the $2.0 million milestone.

Gates MRI

In June 2019, the Company entered into a collaboration with Gates MRI to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis. In furtherance of the Gates MRI’s charitable purposes, the Company also granted to Gates MRI a no-cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of tuberculosis (“TB”) in low- and middle- income countries. The Gates MRI is responsible for formulating and funding its own research plan for the development of SPR720 for TB. As such, Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB. In addition, Gates MRI and the Company will jointly design and manage certain collaborative research activities, which the Company will perform and which will be funded by the Gates MRI. Due to the cost-funded nature of the payments and the Company’s assessment that it does not have a vendor/customer relationship with the Gates MRI, the Company will recognize the funding received under the agreement as a reduction to the research and development expenses incurred, as the related expenses are incurred. During the years ended December 31, 2020 and 2019, the Company recorded $2.1 million and $1.7 million, respectively, as a reduction to research and development expense related to activities funded by Gates MRI.

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee is classified as a prepaid asset on the Company’s balance sheet and is being amortized over a service period of approximately 34 months. The Company has paid Savior an additional $5.1 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of December 31, 2020.

15. Australia Research and Development Tax Incentive

The Australian government has established a research and development tax incentive to encourage industry investment in research and development, which is available to companies incorporated under Australian law that have core research and development activities. In September 2016, the Company established Spero Potentiator Australia Pty Limited to carry out certain research and development activities. As this subsidiary meets the eligibility requirements of the Australian tax law, it is eligible to receive a 43.5% tax incentive for qualified research and development activities. For the years ended December 31, 2020 and 2019, $0.3 million and $0.4 million, respectively, was recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the receivable is re-measured to U.S. dollars as of each reporting date. As of December 31, 2020 and 2019, the Company’s tax incentive receivables from the Australian government totaled $1.2 million and $0.8 million, respectively.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(78,280)	$(60,925)
Deemed Dividend	(549)	-
Net loss attributable to common stockholders	$(78,829)	$(60,925)

Denominator:
Weighted average common shares outstanding, basic and diluted	22,386,122	18,160,525

Net loss per share, basic and diluted	$(3.52)	$(3.35)

The net loss applicable to common stockholders for the year ended December 31, 2020 did not equal net loss due to the accretion of the beneficial conversion feature of Series C Preferred Stock in the amount of $0.5 million. The beneficial conversion feature was initially recorded as a discount on the Series C Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the Series C Preferred Stock was then immediately written off as a deemed dividend as the Series C Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder.

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

	Year Ended December 31,
	2020	2019
Options to purchase common stock	3,682,233	2,969,428
Unvested restricted stock units	30,561	40,750
Series A convertible preferred stock (as converted to common shares)	—	1,720,000
Series B convertible preferred stock (as converted to common shares)	1,000,000	1,000,000
Series C convertible preferred stock (as converted to common shares)	2,287,000	—
Series D convertible preferred stock (as converted to common shares)	3,215,000	—
Total	10,214,794	5,730,178

17. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company made matching contributions to the 401(k) Plan of $0.3 million and $0.2 million during the years ended December 31, 2020 and 2019, respectively.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events

On January 15, 2021, the Company entered into an amended and restated license agreement, or the Amended Everest License Agreement, with Everest and Potentiator, which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement provides for Spero to assign country-specific patents (in the Everest territory) to Everest as opposed to licensing them, adjusts diligence milestone dates to reflect updated clinical development plans and adjusts the value of potential development and sales milestones from $55.0 million to $34.5 million. Everest will share all Everest-funded data with the Company for use in its future regulatory submissions.

On February 5, 2021, the Company announced that the FDA informed Spero that a clinical hold had been placed on its Phase 2a clinical trial of SPR720, following the Company’s notification to the FDA of its decision to pause dosing in its ongoing Phase 2a clinical trial of SPR720 as a precautionary measure related to events in its ongoing animal toxicology study of SPR720. The decision to implement the pause was made based on a recommendation from the Company’s Safety Review Board, or SRB, following review of data from an ongoing toxicology study of SPR720 in adult non-human primates in which mortalities with inconclusive causality to treatment were observed. The animal study is being conducted to assess the potential toxicity of SPR720. A concurrent study of SPR720 in rats is proceeding uneventfully. These studies are meant to support longer-term treatment with SPR720 beyond the 28 days currently supported by IND-enabling toxicology studies. No serious adverse events have been observed in any human study participants.

Subsequent to receiving verbal notification from the FDA of the clinical hold, the Company received a formal clinical hold letter in which the FDA has requested additional information from the non-human primate trial, including a study report. The Company has decided to discontinue the Phase 2a clinical trial at this time to best facilitate future potential adjustments to the protocol based on FDA feedback and to avoid incurring costs associated with the trial while on clinical hold. The Company is continuing to work with the FDA to evaluate the findings and determine the further development pathway for the SPR720 clinical program.

With respect to its “at-the-market” program, on March 11, 2021, the Company entered into a new sales agreement with Cantor relating to sales, from time to time, of the Company’s common stock up to an aggregate of $75.0 million. The Company will be filing a new universal shelf registration statement on Form S-3, including an “at-the-market” prospectus with the SEC concurrently with the filing of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

With respect to our “at-the-market” program, on March 11, 2021, we entered into a new sales agreement with Cantor relating to sales, from time to time, of the Company’s common stock up to an aggregate of $75.0 million. We will also file a new universal shelf registration statement on Form S-3, including an “at the market” prospectus relating to the foregoing, with the SEC after the filing of this Annual Report on Form 10-K. Prior to the effectiveness of our new universal shelf registration statement on Form S-3, we intend to file an Amendment to this Annual Report on Form 10-K to present the information required by Part III of Form 10-K.  Our existing sales agreement with Cantor, dated December 3, 2018, will terminate automatically at such time as the SEC declares effective our new universal shelf registration statement on Form S-3.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance Matters -- Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans and Other Benefits Plans” in our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	11/6/2017	001-38266

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	7/17/2018	001-38266

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	11/16/2018	001-38266

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	2/28/2020	001-38266

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	9/14/2020	001-38266

4.1	Form of Common Stock Certificate		Form S-1 (Exhibit 4.1)	10/6/2017	333-220858

4.2	Investors’ Rights Agreement, dated as of June 30, 2017, by and between the Registrant and the other parties thereto		Form S-1 (Exhibit 4.2)	10/6/2017	333-220858

4.3	Description of Registrant’s Securities		Form 10-K (Exhibit 4.3)	3/16/2020	001-38266

10.1#	2017 Stock Incentive Plan, as amended		Form 10-Q (Exhibit 10.1)	12/14/2017	001-38266

10.2#	Form of Stock Option Agreement under the 2017 Stock Incentive Plan, as amended		Form 10-Q (Exhibit 10.2)	12/14/2017	001-38266

10.3#	2019 Inducement Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.1)	8/6/2020	001-38266

10.4#	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.2)	8/6/2020	001-38266

10.5#	Form of Director and Officer Indemnification Agreement		Form S-1 (Exhibit 10.4)	10/6/2017	333-220858

10.6#	Non-Employee Director Compensation Policy, as amended		Form 10-K (Exhibit 10.6)	3/16/2020	001-38266

10.7#	Employment Agreement, dated October 20, 2017, by and between the Registrant and Ankit Mahadevia, M.D.		Form S-1/A (Exhibit 10.5)	10/23/2017	333-220858

10.8#	Employment Agreement, dated December 9, 2020, by and between the Registrant and Satyavrat Shukla	X

10.9#	Amended and Restated Employment Agreement, dated April 22, 2020, by and between the Registrant and Thomas Parr Jr., Ph.D.		Form 10-Q (Exhibit 10.3)	8/6/2020	001-38266

10.10#	Employment Agreement, dated October 20, 2017, by and between the Registrant and Cristina Larkin		Form S-1/A (Exhibit 10.8)	10/23/2017	333-220858

10.11#	Employment Agreement, dated December 13, 2017, by and between the Registrant and David Melnick, M.D.		Form 10-K (Exhibit 10.9)	4/2/2018	001-38266

10.12#	Employment Agreement, dated January 1, 2020, by and between the Registrant and Timothy Keutzer		Form 10-K (Exhibit 10.12)	3/16/2020	001-38266

10.13#	Employment Agreement, dated November 6, 2020, by and between the Registrant and Tamara Joseph	X

10.14#	Consulting Agreement, dated April 18, 2019, by and between the Registrant and David P. Southwell		Form 10-K (Exhibit 10.13)	3/16/2020	001-38266

10.15#	Consulting Agreement, dated November 4, 2019, by and between the Registrant and Danforth Advisors, LLC		Form 10-Q (Exhibit 10.1)	5/8/2020	001-38266

10.16#	Lease Agreement, dated August 24, 2015, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form S-1 (Exhibit 10.11)	10/6/2017	333-220858

10.17	First Amendment to Lease Agreement, dated January 17, 2018, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	1/23/2018	001-38266

10.18	Second Amendment to Lease Agreement, dated December 16, 2019, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	12/19/2019	001-38266

10.19	Third Amendment to Lease Agreement, dated May 4, 2020, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 10-Q (Exhibit 10.4)	8/6/2020	001-38266

10.20	Sublease, dated July 6, 2016, by and between the Registrant and Tetraphase Pharmaceuticals, Inc.		Form S-1 (Exhibit 10.12)	10/6/2017	333-220858

10.21†

Stock Purchase Agreement, dated June 6, 2016, by and among Spero Cantab, Inc., the Registrant, Spero Cantab UK Limited, PBB Distributions Limited, New Pharma License Holdings Limited, Cantab Anti-Infectives Ltd and Pro Bono Bio PLC, as amended by Amendment to Stock Purchase Agreement, dated July 18, 2017

			Form S-1 (Exhibit 10.13)	10/6/2017	333-220858

10.22†	Assignment and License Agreement, dated May 9, 2016, by and among Spero Trinem, Inc., the Registrant and Vertex Pharmaceuticals Incorporated		Form S-1/A (Exhibit 10.14)	10/23/2017	333-220858

10.23†	License Agreement, dated June 14, 2017, by and between the Registrant and Meiji Seika Pharma Co., Ltd., as supplemented by Addendum to License Agreement, dated June 14, 2017		Form S-1 (Exhibit 10.15)	10/6/2017	333-220858

10.24†	Contract Award, dated July 12, 2018, issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services		Form 10-Q (Exhibit 10.1)	11/8/2018	001-38266

10.25††	Amended and Restated License Agreement, dated January 15, 2021, by and between the Registrant and Everest Medicines II Limited	X

10.26

Exchange Agreement, dated November 15, 2018, by and among Spero Therapeutics, Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and MSI BVF SPV LLC

			Form 8-K (Exhibit 10.1)	11/16/2018	001-38266

10.27	Controlled Equity Offering Sales Agreement, dated December 3, 2018, by and between the Registrant and Cantor Fitzgerald & Co.		Form S-3 (Exhibit 1.2)	12/3/2018	333-228661

10.28	Controlled Equity Offering Sales Agreement, dated March 11, 2021, by and between the Registrant and Cantor Fitzgerald & Co.	X

10.29	Securities Purchase Agreement, dated June 12, 2019, by and between the Registrant and Novo Holdings A/S		Form 10-Q (Exhibit 10.1)	8/8/2019	001-38266

10.30	Form of Proprietary Information and Inventions Assignment Agreement		Form S-1/A (Exhibit 10.17)	10/23/2017	333-220858

16.1	Letter of KPMG LLP, dated August 25, 2017, regarding changes in the Registrant's certifying accountants		Form S-1 (Exhibit 16.1)	10/6/2017	333-220858

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/16/2020	001-38266

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

†	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
††

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

#	Management contract or compensatory plan.
*

The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Spero Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: March 11, 2021	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Ankit Mahadevia, M.D. and Sath Shukla his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ankit Mahadevia, M.D.	President, Chief Executive Officer and Director	March 11, 2021
Ankit Mahadevia, M.D.	(Principal Executive Officer)

/s/ Sath Shukla	Chief Financial Officer and Treasurer	March 11, 2021
Sath Shukla	(Principal Financial Officer and Principal Accounting Officer)

/s/ Milind Deshpande, Ph.D.	Director	March 11, 2021
Milind Deshpande, Ph.D.

/s/ Jean-François Formela, M.D.	Director	March 11, 2021
Jean-François Formela, M.D.

/s/ Scott Jackson	Director	March 11, 2021
Scott Jackson

/s/ John C. Pottage, M.D.	Director	March 11, 2021
John C. Pottage, M.D.

/s/ Cynthia Smith	Director	March 11, 2021
Cynthia Smith

/s/ Frank E. Thomas	Director	March 11, 2021
Frank E. Thomas

/s/ Patrick Vink, M.D.	Director	March 11, 2021
Patrick Vink, M.D.