Form 10-Q
period 2021-03-31
Spero Therapeutics, Inc.
filed 2021-05-06
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 29, 2021, the registrant had 29,665,165 shares of common stock, $0.001 par value per share, outstanding.

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

i

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

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

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$77,042	$85,209
Marketable securities	38,634	41,697
Other receivables	8,548	5,330
Tax incentive receivable, current	74	846
Prepaid expenses and other current assets	5,194	6,063
Total current assets	129,492	139,145
Property and equipment, net	1,510	1,669
Tax incentive receivable	311	311
Operating lease right of use assets	6,915	7,114
Other assets	5,212	5,212
Total assets	$143,440	$153,451

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,825	$1,155
Accrued expenses and other current liabilities	12,958	12,241
Operating lease liabilities	980	947
Total current liabilities	17,763	14,343
Non-current operating lease liabilities	6,663	6,891
Other long-term liabilities	168	177
Total liabilities	24,594	21,411
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 3,218,152 shares issued and outstanding as of March 31, 2021 and 3,218,287 shares issued and outstanding as of December 31, 2020	3	3
Common stock, $0.001 par value; 60,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 29,663,946 shares issued and outstanding as of March 31, 2021 and 29,260,247 shares issued and outstanding as of December 31, 2020	30	29
Additional paid-in capital	415,946	409,722
Accumulated deficit	(297,130)	(277,707)
Accumulated other comprehensive gain (loss)	(3)	(7)
Total stockholders' equity	118,846	$132,040
Total liabilities and stockholders' equity	$143,440	$153,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Grant revenue	$7,300	$1,532
Collaboration revenue	—	169
Total revenues	7,300	1,701

Operating expenses:
Research and development	18,404	20,436
General and administrative	8,299	4,086
Total operating expenses	26,703	24,522
Loss from operations	(19,403)	(22,821)
Other income (expense):
Interest income	98	237
Other income (expense), net	(118)	(674)
Total other income (expense), net	(20)	(437)
Net loss	$(19,423)	$(23,258)

Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(1.22)

Weighted average common shares outstanding, basic and diluted:	29,414,148	19,557,418

Comprehensive loss:
Net loss	(19,423)	(23,258)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	4	(35)
Net unrealized gains (losses) on securities	4	(35)
Total comprehensive loss	$(19,419)	$(23,293)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,423)	$(23,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159	189
Non-cash lease cost	199	110
Share-based compensation	2,009	1,110
Unrealized foreign currency transaction (gain) loss	(19)	453
Accretion of discount on marketable securities	64	(53)
Changes in operating assets and liabilities:
Other receivables	(3,218)	5,036
Prepaid expenses and other current assets	869	(860)
Tax incentive receivables	772	(233)
Other assets	—	(1,224)
Accounts payable	2,689	4,824
Accrued expenses and other current liabilities	624	(9,287)
Other long-term liabilities	(9)	(44)
Operating lease liability	(195)	(92)
Net cash used in operating activities	(15,479)	(23,329)
Cash flows from investing activities:
Purchases of marketable securities	(2,997)	(3,995)
Proceeds from maturities of marketable securities	6,000	31,850
Purchases of property and equipment	—	(79)
Net cash provided by (used in) investing activities	3,003	27,776
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	4,253	—
Proceeds from the issuance of common stock related to Rights Offering	—	9,416
Proceeds from issuance of Series C Preferred Stock related to Rights Offering	—	20,583
Payment of offering and financing costs	(37)	(352)
Proceeds from stock option exercises	93	539
Net cash provided by financing activities	4,309	30,186
Net increase (decrease) in cash and cash equivalents	(8,167)	34,633
Cash, cash equivalents and restricted cash at beginning of period	85,209	29,730
Cash, cash equivalents and restricted cash at end of period	$77,042	$64,363
Supplemental disclosure of non-cash activities:
Offering and financing costs in accounts payable and accruals	$93	$109
Series C issuance costs in accounts payable	$—	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A, B, C and D				Additional		Accumulated	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	3,218,287	3	29,260,247	29	409,722	(277,707)	(7)	132,040
Issuance of common stock upon the exercise of stock option	—	—	11,514	—	93	—	—	93
Issuance of common stock, net of financing costs of $130 and net of issuance costs	—	—	257,185	1	4,122	—	—	4,123
Conversion of convertible preferred stock to common stock	(135)	—	135,000	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,009	—	—	2,009
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(19,423)	—	(19,423)
Balances at March 31, 2021	3,218,152	3	29,663,946	30	415,946	(297,130)	(3)	118,846

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	2,720	—	19,190,695	19	273,966	(199,427)	16	74,574
Issuance of common stock upon the exercise of stock options	—	—	91,396	—	539	—	—	539
Issuance of common stock, net of offering costs of $462	—	—	1,046,249	1	8,954	—	—	8,955
Issuance of Series C preferred stock, net of offering costs of $41	2,287	—	—	—	20,542	—	—	20,542
Beneficial conversion feature of Series C preferred stock	—	(549)	—	—	549	—	—	—
Deemed dividends related to immediate accretion of beneficial conversion feature of Series C preferred stock	—	549	—	—	(549)	—	—	—
Share-based compensation expense	—	—	—	—	1,110	—	—	1,110
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(35)	(35)
Net loss	—	—	—	—	—	(23,258)	—	(23,258)
Balances at March 31, 2020	5,007	—	20,328,340	20	305,111	(222,685)	(19)	82,427

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, a licensing agreement and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $19.4 million and $23.3 million for the three months ended March 31, 2021 and 2020, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $297.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021, and results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of March 31, 2021, and December 31, 2020, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of March 31, 2021, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

In June 2019, the Company entered into a collaboration agreement with the Bill and Melinda Gates Medical Research Institute (the “Gates MRI”) and concluded that the agreement is within the scope of the accounting guidance for collaboration arrangements (see Note 10). Due to the cost-funded nature of the payments and the Company’s assessment that it does not have a vendor/customer relationship with the Gates MRI, the Company recognizes the funding received under the agreement as a reduction to the research and development expenses incurred, as the related expenses are incurred.

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

Since the fourth quarter of 2016, the Company’s operating subsidiary in Australia has met the eligibility requirements to receive a tax incentive for qualifying research and development activities (see Note 11). The Company recognizes these incentives as a reduction of research and development expenses in the consolidated statements of operations and comprehensive loss in the same period that the related qualifying expenses are incurred. Reductions of research and development expense recognized upon incurring qualifying expenses in advance of receipt of tax incentive payments are recorded in the consolidated balance sheet as tax incentive receivables.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2021 and 2020, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2021, or to our net deferred tax assets as of March 31, 2021.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020, and did not have a material impact on its disclosures. For the new disclosures regarding our Level 3 instruments, please read Note 3, Fair Value Measurements, to these condensed consolidated financial statements.

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

This standard became effective for the Company on January 1, 2020, and did not have a material impact on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for interim and annual periods in 2021. Early adoption is permitted. The application of the amendments in the new guidance are to be applied on a retrospective basis, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings or prospectively, depending on the amendment. This standard became effective for the Company on January 1, 2021, and did not have a material impact on its condensed consolidated financial statements and related disclosures.

3.	Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$73,598	$—	$73,598
Total cash equivalents	—	73,598	—	73,598
Marketable securities:
Corporate bonds	—	10,147	—	10,147
Commercial paper	—	28,487	—	28,487
Total marketable securities	—	38,634	—	38,634
Total cash equivalents and marketable securities	$—	$112,232	$—	$112,232

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$73,488	$—	$73,488
Commercial paper	—	5,998	—	5,998
Corporate bonds	—	3,006	—	3,006
Total cash equivalents	—	82,492	—	82,492
Marketable securities:
Corporate bonds	—	13,221	—	13,221
Commercial paper	—	28,476	—	28,476
Total marketable securities	—	41,697	—	41,697
Total cash equivalents and marketable securities	$—	$124,189	$—	$124,189

Excluded from the tables above is cash of $3.4 million and $2.7 million as of March 31, 2021, and December 31, 2020, respectively. During the three months ended March 31, 2021, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
Corporate bonds	$10,150	$—	$(3)	$10,147
Commercial paper	28,487	—	—	28,487
	$38,637	$—	$(3)	$38,634

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds	$13,227	$—	$(6)	$13,221
Commercial paper	28,476	—	—	28,476
	$41,703	$—	$(6)	$41,697

As of March 31, 2021, and December 31, 2020, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

4.	Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accrued external research and development expenses	$9,794	7,035
Accrued payroll and related expenses	1,313	3,918
Accrued professional fees	1,553	1,066
Accrued other	298	222
Total Accrued expenses and other current liabilities	$12,958	$12,241

5.	Equity Transactions

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

The Rights Offering was fully backstopped by certain affiliates of BVF Partners L.P. (“BVF”), which agreed to purchase, at a minimum, their respective as-converted pro rata share of the offered shares under the Rights Offering, plus an additional amount of Common Stock or Series C Preferred Stock that are not subscribed by other purchasers in the Rights Offering, for a total of up to $30.0 million.

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

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which the Company registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that it entered into with Cantor Fitzgerald & Co. (“Cantor”). Under the sales agreement, Cantor was permitted to sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement. The prospectus underlying the “at-the-market” offering program was terminated on September 9, 2020 in connection with the Company’s underwritten public offering that was completed in September 2020. At such time, the Company had raised approximately $15.4 million in sales of its common stock under the “at-the-market” offering program, prior to deducting sales commissions, and had remaining available capacity of approximately $34.6 million. On November 13, 2020, the Company reinstated the “at-the-market” offering program with a capacity of up to $34.0 million by filing an updated prospectus.

On March 11, 2021, the Company entered into a new sales agreement with Cantor and filed a new universal shelf registration statement on Form S-3 (Registration No. 333-254170), and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the new “at-the-market” offering program sales agreement that it entered into with Cantor. Under the new sales agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the new sales agreement. The Company’s universal shelf registration statement on Form S-3 (Registration No. 333-254170) became effective on March 29, 2021 and its prior sales agreement with Cantor terminated automatically at such time..

During the three months ended March 31, 2021 the Company sold 257,185 shares of its common stock under the prior “at-the-market” offering sales agreement at an average price of approximately $17.05 per share for aggregate gross proceeds of approximately $4.4 million prior to deducting sales commissions.

In February 2021, a holder of the Company’s Series B Preferred Stock elected to convert 62 shares of Series B Preferred Stock into 62,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series B Preferred Stock. In addition, a holder of the Company’s Series C Preferred Stock elected to convert 73 shares of Series C Preferred Stock into 73,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series C Preferred Stock.

7.	Share-Based Compensation

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

In January 2021, the Company cancelled the performance-based awards due to the non-achievement of the performance-based vesting criteria, and the awards were added back to the shares of common stock available for issuance under the 2017 Plan. None of the outstanding options had vested and no compensation expense associated with performance-based awards was recognized as of March 31, 2021.

The following table summarizes the activity of options and RSUs under the 2017 Plan containing performance-based vesting criteria during the three months ended March 31, 2021:

	Number of Performance Based Option Shares	Number of Performance Based RSU Shares
Outstanding as of December 31, 2020	63,107	30,561
Granted	-	-
Exercised	-	-
Forfeited or cancelled	(63,107)	(30,561)
Outstanding as of March 31, 2021	-	-

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $14.57 and $6.38 per option for those options granted during the three months ended March 31, 2021 and 2020 respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,682,233	$9.10	7.84	$37,881
Granted	1,019,365	18.90	—	—
Exercised	(11,514)	7.58	—	—
Forfeited or cancelled	(106,944)	13.41	—	—
Outstanding as of March 31, 2021	4,583,140	$11.18	8.06	$20,727
Outstanding as of March 31, 2021 - vested and expected to vest	4,583,140	$11.18	8.06	$20,727
Exercisable at March 31, 2021	2,097,721	$8.11	6.90	$13,880

As of March 31, 2021, a total of 5,549,873 shares have been authorized and reserved for issuance under all equity plans and 495,396 shares were available for future issuance under such plans.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020

Research and development expenses	$840	$496
General and administrative expenses	1,169	614
Total	$2,009	$1,110

8.	Commitments and Contingencies

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2021 or December 31, 2020.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses, as incurred, the costs related to any such legal proceedings.

9.	Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of complicated urinary tract infections (“cUTI”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens.

The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for the development of tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.1 million and extended the period of performance through November 1, 2021. The balance of the award is subject to BARDA exercising a second option, which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

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

The Company recognized $6.3 million and $1.2 million of revenue under the BARDA award during the three months ended March 31, 2021 and 2020, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application, or NDA, submission with the U.S. Food and Drug Administration for SPR206. The Company recognized $0.6 million in revenue under this agreement during the three months ended March 31, 2021 and recognized immaterial revenue under this agreement during the three months ended March 31, 2020.

NIAID

In February 2017, the Company was awarded a grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, under its Small Business Innovation Research program, over a two-year period from March 1, 2017 to February 28, 2019, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award was structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds were committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended through February 28, 2020 and during the year ended December 31, 2020, this award was closed out. The Company did not recognize revenue under this agreement during the three months ended March 31, 2021 and recognized less than $0.1 million of revenue under this agreement during the three months ended March 31, 2020.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of March 31, 2021, funding for the base period and the first two option periods totaling $5.9 million have been committed. In March 2021, a contract modification was executed, and the period of performance for this award was extended until June 2021. The Company recognized $0.4 million and $0.3 million of revenue under this agreement during the three months ended March 31, 2021 and 2020, respectively.

10.License, Collaboration and Service Agreements

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

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.9 million and $6.8 million as of March 31, 2021 and December 31, 2020, respectively) upon the achievement of a specified commercial milestone. In addition, the Company has agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three months ended March 31, 2021 and 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three months ended March 31, 2021, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR720.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $2.0 million as of March 31, 2021 upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the condensed consolidated balance sheet as of March 31, 2021.

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

Everest Medicines License Agreement

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited (“NPLH”), entered into a license agreement (the “Original Everest License Agreement”), with Everest Medicines II Limited (“Everest”). Under the terms of the Original Everest License Agreement, the Company granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Licensed Products”), in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries (the “Territory”). The Company retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant with respect to SPR206, the Company, through its wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, granted Everest a 12-month exclusive option to negotiate with it for an exclusive license to develop, manufacture and commercialize SPR741 in the Territory.

Under the terms of the Original Everest License Agreement and the Everest License Agreement, the Company received an upfront payment of $3.0 million that was recognized in the first quarter of 2019, comprised of a $2.0 million payment to license SPR206 and $1.0 million for the exclusive option to negotiate a license to develop SPR741. The Company also received a milestone payment of $2.0 million in the fourth quarter of 2020 upon completion and delivery of the results of a clinical study.

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Potentiator, which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will be now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. The Company will receive milestones of up to $1.5 million if the Company chooses to complete a future clinical study, which the Company anticipates commencing in the second quarter of 2021. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

During the three months ended March 31, 2021, the Company recorded $0.6 million as a reduction to research and development expense related to activities funded by Gates MRI.

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee is classified as a prepaid asset on the Company’s balance sheet and is being amortized over a service period of approximately 34 months. The Company has paid Savior an additional $5.1 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of March 31, 2021.

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

The Company did not record a reduction during the three months ended March 31, 2021, and recorded $0.2 million during the three months ended March 31, 2020, as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $0.4 million and $1.2 million as of March 31, 2021, and December 31, 2020, respectively.

12.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(19,423)	$(23,258)
Deemed dividend	—	(549)
Net loss attributable to common stockholders	$(19,423)	$(23,807)

Denominator:
Weighted average common shares outstanding, basic and diluted	29,414,148	19,557,418

Net loss per share, basic and diluted	$(0.66)	$(1.22)

The net loss applicable to common stockholders for the three months ended March 31, 2020 did not equal net loss due to the accretion of the beneficial conversion feature of Series C Preferred Stock in the amount of $0.5 million. The beneficial conversion feature was initially recorded as a discount on the Series C Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the Series C Preferred Stock was then immediately written off as a deemed dividend as the Series C Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder.

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

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	4,583,140	3,651,092
Unvested restricted stock units	—	40,750
Series A convertible preferred stock (as converted to common shares)	—	1,720,000
Series B convertible preferred stock (as converted to common shares)	938,000	1,000,000
Series C convertible preferred stock (as converted to common shares)	2,214,000	2,287,000
Series D convertible preferred stock (as converted to common shares)	3,215,000	—
	10,950,140	8,698,842

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving multi-drug resistant, or MDR, bacterial infections and rare diseases. Our most advanced product candidate, Tebipenem Pivoxil Hydrobromide, or tebipenem HBr, is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We are also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by non-tuberculous mycobacterial pulmonary infections, or NTM disease. In addition, we have a Potentiator technology, which includes an IV-administered product candidate, SPR206, being developed to treat MDR Gram-negative infections in the hospital. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of MDR infections in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception.  Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2021, we had an accumulated deficit of $297.1 million, and cash, cash equivalents and marketable securities of $115.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022, including through the submission of the New Drug Application, or NDA, for tebipenem HBr. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Recent Developments

Pre-NDA Meeting for tebipenem HBr

On March 25, 2021, we completed a pre-NDA meeting with the U.S. Food and Drug Administration, or FDA, for tebipenem HBr and subsequently obtained written minutes from the meeting. The purpose of the meeting was to discuss format and content of the submission. Subject to FDA’s review of the full submission, we achieved consensus that the package as described would allow review of the NDA. We anticipate submitting an NDA for tebipenem HBr to the FDA in the second half of 2021.

Updates on SPR206

In conjunction with Everest Medicines, and through our grant from the DoD awarded in July 2019, we plan to conduct a Phase 1 bronchoalveolar lavage (BAL) clinical trial assessing the penetration of SPR206 into the pulmonary compartment in the second quarter of 2021, as well as initiate a renal impairment study (RIS) of SPR206 in the second quarter of 2021.

Update on Phase 2a Clinical Trial of SPR720

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

Business Update regarding COVID-19

The continued spread of SARS-CoV-2, and the resulting disease COVID-19, has resulted in an economic downturn on a global scale, as well as significant volatility in the financial markets. In response to the pandemic, we have maintained a remote working policy for all employees to aid the global containment effort.

Components of Our Results of Operations

Sales Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Grant Revenue

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

In June 2019, we entered into a collaboration with the Bill & Melinda Gates Medical Research Institute, or the Gates MRI, a nonprofit research institution wholly owned by the Bill and Melinda Gates Foundation, to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis, or Mtb. In furtherance of the Gates MRI’s charitable purposes, we also granted the Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of tuberculosis, or TB, in low- and middle- income countries. Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB, and fund certain agreed upon collaborative research activities performed by us. Due to our assessment that we do not have a vendor/customer relationship with the Gates MRI, we recognize the funding received under the agreement as a reduction to the research and development expenses as the related expenses are incurred.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three months ended March 31, 2021 and 2020.

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

Critical Accounting Policies and Significant Judgments and Estimates

A description of our significant accounting policies is disclosed in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 2 to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We have made no changes to our existing critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of revenues and the satisfaction of liabilities in the normal course of business. We have incurred losses from the inception of our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Revenues:
Grant revenue	$7,300	$1,532	$5,768
Collaboration revenue	—	169	(169)
Total revenues	7,300	1,701	5,599

Operating expenses:
Research and development	18,404	20,436	(2,032)
General and administrative	8,299	4,086	4,213
Total operating expenses	26,703	24,522	2,181
Loss from operations	(19,403)	(22,821)	3,418
Other income (expense):
Interest income	98	237	(139)
Other income (expense), net	(118)	(674)	556
Total other income (expense), net	(20)	(437)	417
Net loss	$(19,423)	$(23,258)	$3,835

Grant Revenue

	Three Months Ended March 31,
	2021	2020	$ Change
BARDA Contract (tebipenem HBr)	$6,296	$1,182	$5,114
NIAID Contract (SPR206)	359	301	58
NIAID Award (SPR720)	—	40	(40)
DoD Agreement (Potentiator product candidates)	645	9	636
Total grant revenue	$7,300	$1,532	$5,768

Grant revenue recognized during the three months ended March 31, 2021 and 2020 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the three months ended March 31, 2021 was primarily due to an increase of $5.1 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, an increase of $0.6 million in funding under our DoD agreement relating to SPR206, and net immaterial activity under our other government awards.

Collaboration Revenue

During the three months ended March 31, 2021, we did not recognize any collaboration revenue, as the aggregate amount of the transaction price related to our agreement with Everest Medicines was fully allocated to satisfied performance obligations in prior periods. During the three months ended March 31, 2020, we recognized $0.2 million of revenue, related to our agreement with Everest Medicines, consisting of the performance of research and development services.

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	$ Change
Direct research and development expenses by program:
Tebipenem HBr (SPR994)	$10,115	$15,308	$(5,193)
SPR720	1,243	571	672
Potentiator product candidates (SPR206 and SPR741)	1,090	373	717
Unallocated expenses:
Personnel related (including share-based compensation)	4,752	3,258	1,494
Facility related and other	1,204	926	278
Total research and development expenses	$18,404	$20,436	$(2,032)

Direct costs related to our tebipenem HBr program decreased by $5.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the completion of significant activities in the Phase 3 clinical trial. We expect to continue to incur direct costs related to tebipenem HBr as we finalize activities in the ongoing clinical trials to support a potential NDA filing for tebipenem HBr.

Direct costs related to our SPR720 program increased by $0.7 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to expenses related to our Phase 2a clinical trial. These expenses were partially offset by a decrease in spending associated with formulation development, manufacturing process and manufacturing of clinical trial material. On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, which is further described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Quarterly Report on Form 10-Q under the heading “Recent Developments – Update on Phase 2a Clinical Trial.” Direct costs related to our SPR720 program during the three months ended March 31, 2021 reflect a $0.6 million reduction to expense related to activities funded by Gates MRI, compared to $0.2 million during the three months ended March 31, 2020.

Direct costs related to our Potentiator product candidates during the three months ended March 31, 2021 includes costs related to our SPR206 program. Direct costs related to our SPR206 program increased by $0.7 million during the three months ended March 31, 2021, primarily due to higher preclinical costs incurred and from clinical costs for the planned Phase 1 BAL and renal impairment trials. In early January 2020, we decided to proceed with SPR206 as the lead Potentiator product candidate and discontinue development of SPR741. Direct costs related to our SPR741 program were immaterial for both the three months ended March 31, 2021 and 2020.

During 2021 and 2020, research and development expenses incurred by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $0.4 million as of March 31, 2021.

The increase in personnel-related costs of $1.5 million was primarily a result of an increase in research and development headcount. Personnel-related costs for the three months ended March 31, 2021 and 2020 included share-based compensation expense of $0.8 million and $0.5 million, respectively.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	$ Change
Personnel related (including share-based compensation)	$4,429	$2,287	$2,142
Professional and consultant fees	3,112	1,333	1,779
Facility related and other	758	466	292
Total general and administrative expenses	$8,299	$4,086	$4,213

The increase in personnel-related costs of $2.1 million was primarily a result of an increase in headcount in our general and administrative functions. Personnel-related costs for the three months ended March 31, 2021 and 2020 included share-based compensation expense of $1.2 million and $0.6 million, respectively.

The increase in professional and consultant fees of $1.8 million was primarily due to increased commercial operation expenses to support the potential commercialization of tebipenem HBr.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger general and administrative staff.

Other Income (Expense), Net

Other income, net was less than $(0.1) million for the three months ended March 31, 2021, compared to $(0.4) million for the three months ended March 31, 2020. The changes quarter over quarter were primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreement with Everest. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for a few years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under license and collaboration agreements and funding from government contracts, and from multiple equity financings of our common and preferred stock. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $115.7 million.

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

The shares of Series D Preferred Stock are convertible on a one-to-one basis into shares of common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series D Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series D Preferred Stock will receive a payment equal to $0.001 per share of Series D Preferred Stock before any proceeds are distributed to the holders of common stock and equal to any distributions to the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Shares of Series D Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series D Preferred Stock will be required to amend the terms of the Series D Preferred Stock. As such, we have classified the Series D Preferred Stock within permanent equity in its consolidated balance sheet.

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

On December 3, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which we registered for sale up to $200.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an at-the-market offering program sales agreement that we entered into with Cantor Fitzgerald & Co, or Cantor. Under the sales agreement, Cantor was permitted to sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement.

The prospectus underlying the “at the market” offering program was terminated on September 9, 2020 in connection with our underwritten public offering that was completed in September 2020. At such time, we had raised approximately $15.4 million in sales of our common stock under the “at the market” offering program, prior to deducting sales commissions, and had remaining available capacity of approximately $34.6 million. On November 13, 2020, we reinstated the “at-the-market” offering program with a capacity of up to $34.0 million by filing an updated prospectus.

On March 11, 2021, we entered into a new sales agreement with Cantor and filed a new universal shelf registration statement on Form S-3 (Registration No. 333-254170), and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the new “at-the-market” offering program sales agreement that we entered into with Cantor. Under the new sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the new sales agreement. Our universal shelf registration statement on Form S-3 (Registration No. 333-254170) became effective on March 29, 2021 and our prior sales agreement with Cantor terminated automatically at such time.

During the three months ended March 31, 2021, we sold 257,185 shares of our common stock under the prior “at the market” agreement at an average price of approximately $17.05 per share for aggregate gross proceeds of approximately $4.4 million prior to deducting sales commissions.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(15,479)	$(23,329)
Cash provided by investing activities	3,003	27,776
Cash provided by financing activities	4,309	30,186
Net increase in cash and cash equivalents	$(8,167)	$34,633

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $15.5 million, primarily resulting from our net loss of $19.4 million, adjusted for net non-cash items of $2.4 million (primarily stock-based compensation, depreciation and amortization). Net cash provided by changes in our operating assets and liabilities was $1.5 million and consisted primarily of a $2.7 million increase in accounts payable, a $2.4 million net increase in receivables, a $0.9 million decrease in prepaid expenses and other current assets and an increase of $0.6 million in accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2020 was $23.3 million, primarily resulting from our net loss of $23.3 million, adjusted for net non-cash items of $1.8 million (primarily stock-based compensation and unrealized foreign currency transaction loss). Net cash provided by changes in our operating assets and liabilities was $(1.9) million and consisted primarily of a decrease of $4.8 million in receivables and a $4.8 million increase in accounts payable. These increases in cash were offset by a $0.9 million increase in prepaid expenses and other current assets and a decrease of $9.3 million in accrued expenses.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs and the timing of vendor invoicing and payments.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2021 was $3.0 million primarily related to the maturities of marketable securities of $6.0 million, offset by purchases of marketable securities of $3.0 million.

Cash provided by investing activities during the three months ended March 31, 2020 was $27.8 million primarily related to the maturities of marketable securities of $31.8 million offset by purchases of marketable securities of $4.0 million.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2021 was $4.3 million, and consisted primarily of $4.3 million net sales of common stock under our “at-the-market” offering program sales agreement and proceeds of $0.1 million from the exercise of employee stock options, offset by the payment of offering expenses of less than $0.1 million.

Cash provided by financing activities during the three months ended March 31, 2020 was $30.2 million, and consisted primarily of proceeds of $30.0 million from the sale of common stock and Preferred Series C shares in our rights offering and proceeds of $0.5 million from the exercise of employee stock options, offset by offering expenses of $0.4 million.

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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $115.7 million. In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022, including through the submission of the NDA for tebipenem HBr.

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

Our consolidated financial statements as of December 31, 2020 were prepared under the assumption that we will not continue as a going concern for the next twelve months. As a result, the opinion from our independent registered public accounting firm with respect to our annual financial statements contains an explanatory paragraph about such substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect our business prospects or our ability to continue operations.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $115.7 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of March 31, 2021, the net fair value of our interest sensitive marketable securities would hypothetically decline by $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net loss was $19.4 million and $23.3 million during the three months ended March 31, 2021 and 2020, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

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

As of March 31, 2021, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of our Potentiator product candidates and an award from the DoD Congressionally Directed Medical Research Programs, or CDMRP, Joint Warfighter Medical Research Program for SPR206.

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

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170) with the SEC on March 11, 2021, which was declared effective on March 29, 2021 and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that we entered into with Cantor Fitzgerald & Co., or Cantor. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement.

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

To date, patients treated with the active ingredient in tebipenem HBr have experienced drug-related side effects including diarrhea, temporary increases in hepatic enzymes, allergic reactions, rashes and convulsions. To date, tebipenem HBr has generally been well tolerated in clinical trials and there have been no reports of serious adverse events related to tebipenem HBr, but additional adverse events may emerge in any subsequent clinical trials.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, such as COVID-19, or other event beyond our control occurred that prevented us from using all or a significant portion of our office, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time.

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

Our business is subject to audit by the United States government and other potential sources for grant funding, including under our contracts with BARDA, NIAID and DoD, and a negative outcome in an audit could adversely affect our business.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our proprietary chemistry technology without infringing the intellectual property and other proprietary rights of third parties. Numerous third-party United States and non- United States issued patents and pending applications exist in the area of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. If any of their patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned.

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

If the FDA approves our future NDA for tebipenem HBr for the treatment of cUTI we expect that it will be designated by the agency as an RLD and that it will be eligible for five-year new chemical entity exclusivity under the Hatch-Waxman provisions of the FDCA. This exclusivity period would block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that references our future NDA, if approved. The Qualified Infectious Disease Product, or QIDP, designation granted by FDA to this drug product and indication also make it eligible for a further five-year extension of that Hatch-Waxman exclusivity. We cannot predict the interest of potential generic competitors in the future market for such an approved treatment for cUTI, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the applicable exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;
•	the timing of clinical trials of our product candidate;
•	results of clinical trials of tebipenem HBr and any other product candidate;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop, in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock, or Series A Preferred Stock, to certain affiliates of Biotechnology Value Fund, L.P., or BVF, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock, or Series B Preferred Stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In June 2019, BVF converted 500 shares of Series A Preferred Stock into 500,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Preferred Stock. In December 2020, BVF converted the remaining 1,720 shares of Series A Preferred Stock into 1,720,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Preferred Stock. In addition, in February 2021, BVF converted 62 shares of Series B Preferred Stock into 62,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series B Preferred Stock. In connection with our rights offering, which we launched in February 2020 and closed in early March 2020, we issued 2,287 shares of our Series C Preferred Stock to BVF. In February 2021, BVF converted 73 shares of Series C Preferred Stock into 73,000 shares of our common stock, pursuant to BVF’s rights under the certificate of designation for such Series C Preferred Stock. In September 2020, in connection with our underwritten public offering, we issued 3,215,000 shares of our Series D Preferred Stock to BVF. If BVF or any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

As of March 31, 2021, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 46% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Spero Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: May 6, 2021	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)