Form 10-Q
period 2021-06-30
Spero Therapeutics, Inc.
filed 2021-08-05
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 29, 2021, the registrant had 32,146,847 shares of common stock, $0.001 par value per share, outstanding.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 and its variants, could adversely impact our business, including our preclinical studies and clinical trials.
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
•
If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
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

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$71,562	$85,209
Marketable securities	27,656	41,697
Other receivables	1,851	5,330
Tax incentive receivable, current	346	846
Prepaid expenses and other current assets	4,901	6,063
Total current assets	106,316	139,145
Property and equipment, net	1,362	1,669
Tax incentive receivable	-	311
Operating lease right of use assets	6,705	7,114
Other assets	5,211	5,212
Total assets	$119,594	$153,451

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,632	$1,155
Accrued expenses and other current liabilities	9,007	12,241
Operating lease liabilities	1,008	947
Deferred revenue, current	1,179	-
Total current liabilities	12,826	14,343
Non-current operating lease liabilities	6,430	6,891
Deferred revenue, non-current	9,928	-
Other long-term liabilities	158	177
Total liabilities	29,342	21,411
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 3,218,152 shares issued and outstanding as of June 30, 2021 and 3,218,287 shares issued and outstanding as of December 31, 2020	3	3
Common stock, $0.001 par value; 60,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 29,699,147 shares issued and outstanding as of June 30, 2021 and 29,260,247 shares issued and outstanding as of December 31, 2020	30	29
Additional paid-in capital	405,923	409,722
Accumulated deficit	(315,702)	(277,707)
Accumulated other comprehensive gain (loss)	(2)	(7)
Total stockholders' equity	90,252	$132,040
Total liabilities and stockholders' equity	$119,594	$153,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Grant revenue	$3,042	$1,676	$10,342	$3,208
Collaboration revenue	2,106	51	2,106	220
Total revenues	5,148	1,727	12,448	3,428

Operating expenses:
Research and development	14,461	15,656	32,865	36,092
General and administrative	9,229	4,547	17,528	8,633
Total operating expenses	23,690	20,203	50,393	44,725
Loss from operations	(18,542)	(18,476)	(37,945)	(41,297)
Other income (expense):
Interest income	82	86	180	323
Other income (expense), net	(112)	889	(230)	215
Total other income (expense), net	(30)	975	(50)	538
Net loss	$(18,572)	$(17,501)	$(37,995)	$(40,759)

Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.85)	$(1.29)	$(2.06)

Weighted average common shares outstanding, basic and diluted:	29,675,399	20,633,402	29,545,496	20,095,415

Comprehensive loss:
Net loss	(18,572)	(17,501)	(37,995)	(40,759)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	1	34	5	(1)
Net unrealized gains (losses) on securities	1	34	5	(1)
Total comprehensive loss	$(18,571)	$(17,467)	$(37,990)	$(40,760)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,995)	$(40,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307	379
Non-cash lease cost	402	224
Share-based compensation	4,172	2,324
Unrealized foreign currency transaction (gain) loss	10	(251)
Accretion of discount on marketable securities	124	(59)
Changes in operating assets and liabilities:
Other receivables	3,479	3,727
Prepaid expenses and other current assets	1,258	(4,334)
Tax incentive receivables	800	(252)
Other assets	8	(1,761)
Accounts payable	478	(2,567)
Accrued expenses and other current liabilities	(3,314)	(4,857)
Deferred revenue	(1,356)	—
Other long-term liabilities	(19)	(53)
Operating lease liability	(400)	14
Net cash used in operating activities	(32,046)	(48,225)
Cash flows from investing activities:
Purchases of marketable securities	(12,578)	(3,995)
Proceeds from maturities of marketable securities	26,500	50,350
Purchases of property and equipment	—	(94)
Net cash provided by (used in) investing activities	13,922	46,261
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	4,253	7,271
Proceeds from the issuance of common stock related to Rights Offering	—	9,416
Proceeds from issuance of Series C Preferred Stock related to Rights Offering	—	20,583
Payment of offering and financing costs	(146)	(502)
Proceeds from stock option exercises	370	808
Net cash provided by financing activities	4,477	37,576
Net increase (decrease) in cash and cash equivalents	(13,647)	35,612
Cash, cash equivalents and restricted cash at beginning of period	85,209	29,730
Cash, cash equivalents and restricted cash at end of period	$71,562	$65,342
Supplemental disclosure of non-cash activities:
Offering and financing costs in accounts payable and accruals	$80	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A, B, C and D				Additional		Accumulated	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at March 31, 2021	3,218,152	3	29,663,946	30	415,946	(297,130)	(3)	118,846
Issuance of common stock upon the exercise of stock options	—	—	35,201	—	277	—	—	277
Premium for commitment to sell common stock	—	—	—	—	(12,463)	—	—	(12,463)
Share-based compensation expense	—	—	—	—	2,163	—	—	2,163
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(18,572)	—	(18,572)
Balances at June 30, 2021	3,218,152	3	29,699,147	30	405,923	(315,702)	(2)	90,252

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	3,218,287	3	29,260,247	29	409,722	(277,707)	(7)	132,040
Issuance of common stock upon the exercise of stock options	—	—	46,715	—	370	—	—	370
Issuance of common stock, net of financing costs of $130 and net of issuance costs	—	—	257,185	1	4,122	—	—	4,123
Conversion of convertible preferred stock to common stock	(135)	—	135,000	—	—	—	—	—
Premium for commitment to sell common stock	—	—	—	—	(12,463)	—	—	(12,463)
Share-based compensation expense	—	—	—	—	4,172	—	—	4,172
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(37,995)	—	(37,995)
Balances at June 30, 2021	3,218,152	3	29,699,147	30	405,923	(315,702)	(2)	90,252

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at March 31, 2020	5,007	—	20,328,340	20	305,111	(222,685)	(19)	82,427
Issuance of common stock upon the exercise of stock options	—	—	40,537	—	269	—	—	269
Issuance of common stock, net of issuance costs	—	—	645,218	1	7,270	—	—	7,271
Share-based compensation expense	—	—	—	—	1,214	—	—	1,214
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	34	34
Net loss	—	—	—	—	—	(17,501)	—	(17,501)
Balances at June 30, 2020	5,007	—	21,014,095	21	313,864	(240,186)	15	73,714

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	2,720	—	19,190,695	19	273,966	(199,427)	16	74,574
Issuance of common stock upon the exercise of stock options	—	—	131,933	—	808	—	—	808
Issuance of common stock, net of offering costs of $462 and net of issuance costs	—	—	1,691,467	2	16,224	—	—	16,226
Issuance of Series C preferred stock, net of offering costs of $41	2,287	—	—	—	20,542	—	—	20,542
Beneficial conversion feature of Series C preferred stock		(549)	—	—	549	—	—	—
Deemed dividends related to immediate accretion of beneficial conversion feature of Series C preferred stock		549			(549)			—
Share-based compensation expense	—	—	—	—	2,324	—	—	2,324
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(40,759)	—	(40,759)
Balances at June 30, 2020	5,007	—	21,014,095	21	313,864	(240,186)	15	73,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving multi-drug resistant, or MDR, bacterial infections and rare diseases. The Company’s most advanced product candidate, tebipenem pivoxil hydrobromide or tebipenem HBr, is designed to be the first oral carbapenem-class antibiotic for use in adults to treat MDR Gram-negative infections. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. The Company is also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by pulmonary non-tuberculous mycobacterial infections, or NTM disease. In addition, the Company has a Potentiator technology, that includes an IV-administered product candidate, SPR206, being developed to treat MDR Gram-negative infections in the hospital.

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates and the ability to secure additional capital to fund operations. The Company’s product candidates will require additional preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The pandemic caused by COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. The Company has experienced impacts to its clinical and development timelines due to the worldwide spread of COVID-19 and its variants. However, to date, the Company has not experienced material impacts to liquidity, nor has it incurred impairment of any assets as a result of COVID-19 or its variants. The Company continues to monitor this situation and the possible effects on its business, results of operations and financial condition, including manufacturing, clinical trials, research and development costs and employee-related amounts.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, licensing agreements and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $18.6 million and $17.5 million for the three months ended June 30, 2021 and 2020, respectively, and $38.0 million and $40.8 million for the six months ended June 30, 2021 and 2020, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $315.7 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on the Company’s current operating plan and existing cash, cash equivalents and marketable securities, the Company has determined that there is substantial doubt regarding its ability to continue as a going concern. The Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other venues. The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, including relating to the COVID-19 pandemic or its variants, our operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021, and results of operations for the three and six months ended June 30, 2021, and cash flows for the six months ended June 30, 2021 and 2020 have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of June 30, 2021, and December 31, 2020, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of June 30, 2021, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Revenue Recognition – Collaboration Revenue

Effective June 30, 2021, the Company entered into a licensing agreement that is evaluated under Accounting Standards Codification, Topic 606 (“Topic 606”), Revenue from Contracts with Customers, through which the Company licenses certain of its product candidates’ rights to a third party. Any future out-licensing agreements entered into by the Company and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2021 and 2020, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2021, or to our net deferred tax assets as of June 30, 2021.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$70,896	$—	$70,896
Total cash equivalents	—	70,896	—	70,896
Marketable securities:
Corporate bonds	—	12,663	—	12,663
Commercial paper	—	14,993	—	14,993
Total marketable securities	—	27,656	—	27,656
Total cash equivalents and marketable securities	$—	$98,552	$—	$98,552

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$73,488	$—	$73,488
Commercial paper	—	5,998	—	5,998
Corporate bonds	—	3,006	—	3,006
Total cash equivalents	—	82,492	—	82,492
Marketable securities:
Corporate bonds	—	13,221	—	13,221
Commercial paper	—	28,476	—	28,476
Total marketable securities	—	41,697	—	41,697
Total cash equivalents and marketable securities	$—	$124,189	$—	$124,189

Excluded from the tables above is cash of $0.7 million and $2.7 million as of June 30, 2021, and December 31, 2020, respectively. During the six months ended June 30, 2021, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
Corporate bonds	$12,665	$—	$(2)	$12,663
Commercial paper	14,993	—	—	14,993
	$27,658	$—	$(2)	$27,656

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds	$13,227	$—	$(6)	$13,221
Commercial paper	28,476	—	—	28,476
	$41,703	$—	$(6)	$41,697

As of June 30, 2021, and December 31, 2020, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued external research and development expenses	$4,752	7,035
Accrued payroll and related expenses	2,495	3,918
Accrued professional fees	1,560	1,066
Accrued other	200	222
Total Accrued expenses and other current liabilities	$9,007	$12,241

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

6. Common Stock

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which the Company registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that it entered into with Cantor Fitzgerald & Co. (“Cantor”). Under the sales agreement, Cantor was permitted to sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the sales agreement. The prospectus underlying the “at-the-market” offering program was terminated on September 9, 2020 in connection with the Company’s underwritten public offering that was completed in September 2020. At such time, the Company had raised approximately $15.4 million in sales of its common stock under the “at-the-market” offering program, prior to deducting sales commissions, and had remaining available capacity of approximately $34.6 million. On November 13, 2020, the Company reinstated the “at-the-market” offering program with a capacity of up to $34.0 million by filing an updated prospectus.

On March 11, 2021, the Company entered into a new sales agreement with Cantor and filed a new universal shelf registration statement on Form S-3 (Registration No. 333-254170), and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the new “at-the-market” offering program sales agreement that it entered into with Cantor. Under the new sales agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the new sales agreement. The Company’s universal shelf registration statement on Form S-3 (Registration No. 333-254170) became effective on March 29, 2021 and its prior sales agreement with Cantor terminated automatically at such time.

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

On June 30, 2021, the Company agreed to sell 2,362,348 shares of common stock to Pfizer Inc. (“Pfizer”) pursuant to a Share Purchase Agreement (the “Pfizer Purchase Agreement”), at a price of $16.93 per share, which represented a premium over the most recent closing price on June 30, 2021, for an aggregate purchase price of $40.0 million. In addition, under the terms of the Pfizer Purchase Agreement, the shares are subject to a lock-up restriction, such that Pfizer will not, subject to certain limited exceptions, without the prior approval of the Company, sell or otherwise dispose of the shares until one year after the date of the closing of the sale of the shares under the Pfizer Purchase Agreement.

No shareholder approval was required for the sale of the shares. Pfizer is an accredited investor as defined in the Securities Act, and the shares were sold pursuant to exemptions from registration under Regulation D of the Securities Act. The Company has not

filed a registration statement with the SEC covering the resale of the shares and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

The fair market value of 2,362,348 shares of the Company's common stock issued to Pfizer under the Pfizer Purchase Agreement was $27.5 million. The common stock issued under the Pfizer Purchase Agreement were valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated premium of $12.5 million as a freestanding equity-linked instrument under ASC 815. The premium was allocated as consideration for the Company's license agreement with Pfizer (the “Pfizer License Agreement”) and evaluated under ASC 606. The premium was determined not to be constrained and was included in the calculation of the total transaction price related to the Pfizer License Agreement as of June 30, 2021. Refer to Note 10 for further discussion.

The closing of the sale of the shares pursuant to the Pfizer Purchase Agreement occurred on July 1, 2021. Upon closing, the Company recorded the fair market value of the shares issued in stockholders’ equity in its condensed consolidated balance sheet.

During the six months ended June 30, 2021 the Company sold 257,185 shares of its common stock under its “at-the-market” offering sales agreement at an average price of approximately $17.05 per share for aggregate gross proceeds of approximately $4.4 million prior to deducting sales commissions.

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

In January 2021, the Company cancelled the performance-based awards due to the non-achievement of the performance-based vesting criteria, and the awards were added back to the shares of common stock available for issuance under the 2017 Plan. None of the outstanding options had vested and no compensation expense associated with performance-based awards was recognized as of June 30, 2021.

The following table summarizes the activity of options and RSUs under the 2017 Plan containing performance-based vesting criteria during the six months ended June 30, 2021:

	Number of Performance Based Option Shares	Number of Performance Based RSU Shares
Outstanding as of December 31, 2020	63,107	30,561
Granted	-	-
Exercised	-	-
Forfeited or cancelled	(63,107)	(30,561)
Outstanding as of June 30, 2021	-	-

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $14.05 and $6.70 per option for those options granted during the six months ended June 30, 2021 and 2020 respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,682,233	$9.10	7.84	$37,881
Granted	1,169,615	18.28	—	—
Exercised	(46,715)	8.33	—	—
Forfeited or cancelled	(225,425)	13.83	—	—
Outstanding as of June 30, 2021	4,579,708	$11.22	7.78	$17,689
Outstanding as of June 30, 2021 - vested and expected to vest	4,579,708	$11.22	7.78	$17,689
Exercisable at June 30, 2021	2,260,040	$8.19	6.67	$13,066

As of June 30, 2021, a total of 5,549,873 shares have been authorized and reserved for issuance under all equity plans and 463,627 shares were available for future issuance under such plans.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development expenses	$895	$559	$1,735	$1,055
General and administrative expenses	1,268	655	2,437	1,269
Total	$2,163	$1,214	$4,172	$2,324

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2021 or December 31, 2020.

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

The Company recognized $1.9 million and $1.6 million of revenue under the BARDA award during the three months ended June 30, 2021 and 2020, respectively, and recognized $8.2 million and $2.8 million of revenue under the BARDA award during the six months ended June 30, 2021 and 2020.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application, or NDA, submission with the U.S. Food and Drug Administration for SPR206. The Company recognized $1.1 million and $1.8 million in revenue under this agreement during the three and six months ended June 30, 2021, respectively, and recognized immaterial revenue under this agreement during the three and six months ended June 30, 2020.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.4 million over a base period and five option periods. As of June 30, 2021, funding for the base period totaling $2.1 million has been committed. The Company recognized immaterial revenue under this agreement during both the three and six months ended June 30, 2021.

In February 2017, the Company was awarded a grant from NIAID, under its Small Business Innovation Research program, over a two-year period from March 1, 2017 to February 28, 2019, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award was structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds were committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended through February 28, 2020 and during the year ended December 31, 2020, this award was closed out. The Company did not recognize revenue under this agreement during the both the three months ended June 30, 2021 and 2020, respectively. The Company did not recognize revenue under this agreement during the six months ended June 30, 2021 and recognized approximately $0.1 million of revenue under this agreement during the six months ended June 30, 2020.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of June 30, 2021, funding for the base period and the first two option periods totaling $5.9 million have been committed. In March 2021, a contract modification was executed, and the period of performance for this award was extended until June 2021. The Company recognized less than $0.1 million of revenue under this agreement during both the three months ended June 30, 2021 and 2020, respectively, and recognized $0.4 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively.

10. License, Collaboration and Service Agreements

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

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.9 million and $6.8 million as of June 30, 2021 and December 31, 2020, respectively) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and six months ended June 30, 2021 and 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and six months ended June 30, 2021, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR720.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $2.0 million as of June 30, 2021 upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the condensed consolidated balance sheet as of June 30, 2021.

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

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Potentiator, which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $2.8 million has been received to date. The Company may receive milestones of up to $1.5 million if the Company chooses to complete a future clinical study, of which the Company received approximately $0.8 million upon the initiation of the Bronchoalveolar Lavage (BAL) clinical trial of SPR206 in June 2021. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

The Company recorded $0.6 million and $1.1 million during the three and six months ended June 30, 2021, respectively, as a reduction to research and development expense related to activities funded by Gates MRI.

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee is classified as a prepaid asset on the Company’s balance sheet and is being amortized over a service period of approximately 34 months. The Company has paid Savior an additional $5.1 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of June 30, 2021.

Pfizer License and Share Purchase Agreements

On June 30, 2021, the Company and Pfizer entered into the Pfizer License Agreement and the Pfizer Purchase Agreement. Under the terms of the Pfizer License Agreement, the Company granted Pfizer an exclusive royalty-bearing license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Licensed Products”) globally with some territorial exceptions (the “Pfizer Territory”). The Pfizer Territory excludes the United States and the Asian markets previously licensed to Everest, those being the People’s Republic of China, including Hainan Island, the Hong Kong Special Administrative Region of the People’s Republic of China, and the Macau Special Administrative Region of the People’s Republic of China, Taiwan, the Republic of Korea (South Korea), the Republic of Singapore, Malaysian Federation, Kingdom of Thailand, the Republic of Indonesia, Socialist Republic of Vietnam and the Republic of the Philippines).

Under the terms of the Pfizer Purchase Agreement, Pfizer purchased 2,362,348 shares of the Company’s common stock at a price of $16.93 per share for a total investment of $40.0 million. Under the terms of the Pfizer License Agreement, the Company received no other upfront payments but is eligible to receive up to $80.0 million in development and sales milestones, and may also receive high single-digit to low double-digit royalties on net sales of SPR206 in the Pfizer Territory. Achievement of these payments cannot be guaranteed. The Company and Pfizer agree that upon Pfizer’s request, the parties will negotiate in good faith regarding procuring a clinical or commercial supply of the compound.

The fair market value of 2,362,348 shares of the Company's common stock issued to Pfizer under the Pfizer Purchase Agreement was determined to be $27.5 million. The common stock issued under the Pfizer Purchase Agreement were valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated premium of $12.5 million as a freestanding equity-linked instrument under ASC 815. The premium was allocated as consideration for the Pfizer License Agreement and evaluated under ASC 606. The premium was determined not to be constrained and was included in the calculation of the total transaction price related to the Pfizer License Agreement as of June 30, 2021.

The Company is responsible for all costs related to developing and obtaining regulatory approval of SPR206 and Licensed Products in the Pfizer Territory, with a focus on the European market, and is obligated to use commercially reasonable efforts, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee will be established between the Company and Pfizer to coordinate and review the development, manufacturing and commercialization plans with respect to Licensed Products in the Pfizer Territory. Pfizer is responsible for commercializing SPR206 and the Licensed Products in the Pfizer Territory.

Unless earlier terminated due to certain material breaches of the contract or by Pfizer’s convenience, or otherwise, the Pfizer License Agreement will expire on a jurisdiction-by-jurisdiction and licensed product-by-licensed product basis after ten years from the effective date. The Pfizer License Agreement will automatically renew for an additional ten-year term unless terminated.

Accounting Analysis and Revenue Recognition

The Company determined that Pfizer is a customer and that the Pfizer License Agreement is within the scope of ASC 606 as licensing intellectual property and performing ongoing research and development services are ordinary activities that are ongoing and central to the Company’s operations. Accordingly, in determining the appropriate amount of revenue to be recognized, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the identified performance obligations in proportion to their SSP; and (v) recognized revenue when each performance obligation was deemed to be satisfied.

Based on that evaluation, the Company identified two performance obligations, as presented below. The Company determined that the supply agreement is a customer option and not a material right, as the pricing to Pfizer is not at a significant discount. Furthermore, Pfizer has the right to use third parties to manufacture the compound, or to manufacture the compound itself. The transaction price to be allocated to the identified performance obligations was determined to be the $12.5 million premium on the Company's commitment to sell common stock to Pfizer under the Pfizer Purchase Agreement at a price per share in excess of fair value. The allocation was performed based on the relative standalone selling prices of the performance obligations. The following table shows the performance obligations and the transaction price allocated to those obligations (in millions):

	Transaction
	Price
Performance Obligations	Allocated	Recognition Method
License and know-how transfer (1)	$1.4	Fully satisfied; recognized upon delivery of the license
Research and development services related to upcoming milestones (2)	11.1	Recognized over time as services are delivered
	$12.5

1.
The standalone selling price for the license and know-how was determined by the income approach utilizing a discounted cash flow. The key assumptions in our estimate of the standalone selling price for the license and know-how include the probability of technological and regulatory success, our estimate of future product revenues, and the discount rate, among others.
2.
The standalone selling price for the research and development services was estimated based on our estimate of costs to be incurred to fulfill our obligations associated with the performance of the research and development services, plus a reasonable margin.

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, we determined they were fully constrained as of June 30, 2021 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. As control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date, the Company recognized $1.4 million of revenue from the contract during the three and six months ended June 30, 2021. The remaining transaction price balance of $11.1 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2021, the research and development services related to the second performance obligation were expected to be recognized over a period of approximately five years.

As of June 30, 2021, the Company recorded $11.1 million in deferred revenue, which was not included in the condensed consolidated statement of cash flows and $1.4 million in revenue associated with the Pfizer Purchase Agreement, which was treated as a non-cash operating activity.

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

The Company did not record a reduction during both the three and six months ended June 30, 2021, and recorded less than $0.1 million and $0.3 million during the three and six months ended June 30, 2020, respectively, as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $0.3 million and $1.2 million as of June 30, 2021, and December 31, 2020, respectively.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(18,572)	$(17,501)	$(37,995)	$(40,759)
Deemed dividend	—	—	—	(549)
Net loss attributable to common stockholders	$(18,572)	$(17,501)	$(37,995)	$(41,308)

Denominator:
Weighted average common shares outstanding, basic and diluted	29,675,399	20,633,402	29,545,496	20,095,415

Net loss per share, basic and diluted	$(0.63)	$(0.85)	$(1.29)	$(2.06)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	4,579,708	3,671,200	4,579,708	3,671,200
Unvested restricted stock units	—	30,561	—	30,561
Series A convertible preferred stock (as converted to common shares)	—	1,720,000	—	1,720,000
Series B convertible preferred stock (as converted to common shares)	938,000	1,000,000	938,000	1,000,000
Series C convertible preferred stock (as converted to common shares)	2,214,000	2,287,000	2,214,000	2,287,000
Series D convertible preferred stock (as converted to common shares)	3,215,000	—	3,215,000	—
	10,946,708	8,708,761	10,946,708	8,708,761

13. Subsequent Events

              The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date in which the condensed consolidated financial statements were available to be issued.  Other than as disclosed below, there were no material subsequent events.

              On July 1, 2021 the Company sold 2,362,348 shares of its common stock to Pfizer as at price of $16.93 for an aggregate purchase price of $40.0 million prior to deducting offering expenses under the Pfizer Purchase Agreement, which was effective as of June 30, 2021.

              Subsequent to June 30, 2021, the Company sold 70,000 shares of its common stock under the at-the-market offering program sales agreement with Cantor at an average price of approximately $16.27 per share for aggregate gross proceeds of approximately $1.1 million prior to deducting sales commissions and offering expenses.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2021, we had an accumulated deficit of $315.7 million, and cash, cash equivalents and marketable securities of $99.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercialization activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Recent Developments

Pfizer License Agreement and Share Purchase Agreement

On June 30, 2021, we entered into a license agreement (the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”). Pursuant to the Pfizer License Agreement, we have granted Pfizer the rights to develop, manufacture, and commercialize our product candidate SPR206 in ex-U.S. and ex-Asia territories. In exchange for these rights, we are eligible to receive up to $80.0 million in development and sales milestones, and may also receive high single-digit to low double-digit royalties on net sales of SPR206 in ex-U.S. and ex-Asia territories. Under the terms of the Pfizer License Agreement, Pfizer has the right to sublicense to affiliates and third parties in ex-U.S. and ex-Asia territories.

In addition, on June 30, 2021, we agreed to sell 2,362,348 shares of our common stock to Pfizer pursuant the Pfizer Purchase Agreement, at a price of $16.93 per share, which represented a premium over the most recent closing price on June 30, 2021, for an aggregate purchase price of $40.0 million. In addition, under the terms of the Pfizer Purchase Agreement, the shares are subject to a lock-up restriction, such that Pfizer will not, subject to certain limited exceptions, without the prior approval from us, sell or otherwise dispose of the shares until one year after the date of the closing of the sale of the shares under the Pfizer Purchase Agreement.

Updates on tebipenem HBr

We are currently performing integrated analyses in conjunction with the NDA and drafting sections of the NDA both at the study and summary level. We anticipate the completion of an NDA submission to the FDA in the fourth quarter of 2021.

Updates on SPR206

In May 2021, we were awarded funding of $2.1 million, with the potential for up to an additional $21.3 million over five years, from the National Institute of Allergy and Infectious Diseases (NIAID), one of 27 institutes and centers that make up the National Institutes of Health (NIH). The funding will support the further clinical development of SPR206.

The initial award provides funding for pharmacokinetic/pharmacodynamic studies to aid in dose selection, manufacturing process development, clinical microbiology, and support for regulatory interactions. If fully exercised, the award additionally provides funding for a broad range of activities including NDA-enabling toxicology studies, drug substance, and drug product manufacturing, a Phase 1 absorption, distribution, metabolism, and excretion (ADME) study, and a Phase 2 clinical proof-of-concept study to evaluate the efficacy of SPR206 in target indications.

In June 2021, in conjunction with Everest Medicines, and through our grant from the DoD awarded in July 2019, we initiated a Phase 1 bronchoalveolar lavage (BAL) clinical trial assessing the penetration of SPR206 into the pulmonary compartment and a renal impairment study (RIS) of SPR206.

The Phase 1 BAL clinical trial is an open-label study designed to enroll thirty healthy volunteers into five cohorts. Subjects will receive three 100 mg doses of SPR206 infused every eight hours over one day. The objectives of the study are to evaluate the intrapulmonary PK, including epithelial lining fluid (ELF) and alveolar macrophage (AM) concentrations of SPR206 compared to plasma concentrations. These data are important to establish dose requirements for clinical efficacy of SPR206 in the setting of hospital-acquired pneumonia (HAP)/ventilator-associated pneumonia (VAP). This study is being conducted in collaboration with, and with financial support from, the DoD. The initiation of this clinical trial triggers the first of two milestone payments related to the study from Spero’s development partner, Everest Medicines.

The Phase 1 renal impairment clinical trial is an open-label study designed to enroll forty subjects into five cohorts. Cohort 1 will be healthy volunteers, cohorts 2-4 will be clinically stable subjects with various degrees of renal insufficiency, and cohort 5 will be clinically stable subjects with end stage renal disease (ESRD) on hemodialysis. Participants will receive a single 100 mg infusion of SPR206. The objectives of the study are to evaluate the PK of SPR206 in healthy subjects and in those with various degrees of renal insufficiency, including ESRD. These data are important to establish if the concentrations of SPR206 are impacted by differences in renal function and whether dose adjustments for SPR206 would be recommended in such context. This study is being conducted in collaboration with, and with financial support from, the DoD.

Data from a prior Phase 1 clinical trial showed that SPR206 was generally well tolerated with a lack of nephrotoxicity at predicted therapeutic dose levels. Results from the Phase 1 BAL and renal impairment clinical trials are expected by early 2022.

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

Subsequent to receiving verbal notification from the FDA of the clinical hold, we received a formal clinical hold letter in which the FDA has requested additional information from the non-human primate trial, including a study report. We have decided to discontinue the Phase 2a clinical trial at this time to best facilitate future potential adjustments to the protocol based on FDA feedback and to avoid incurring costs associated with the trial while on clinical hold. We are continuing to work with the FDA to evaluate the findings and determine the further development pathway for the SPR720 clinical program. We anticipate completing the clinical study report in the third quarter of 2021 and engaging with the FDA in the fourth quarter of 2021.

Business Update regarding COVID-19

The continued spread of SARS-CoV-2, and the resulting disease COVID-19 and related variants, has resulted in an economic downturn on a global scale, as well as significant volatility in the financial markets. In response to the pandemic, we have implemented a hybrid working policy for all employees to aid the global containment effort.

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

Collaboration Revenue

Collaboration revenue relates to our agreements with Everest Medicines and Pfizer.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three and six months ended June 30, 2021 and 2020.

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

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change
Revenues:
Grant revenue	$3,042	$1,676	$1,366
Collaboration revenue	2,106	51	2,055
Total revenues	5,148	1,727	3,421

Operating expenses:
Research and development	14,461	15,656	(1,195)
General and administrative	9,229	4,547	4,682
Total operating expenses	23,690	20,203	3,487
Loss from operations	(18,542)	(18,476)	(66)
Other income (expense):
Interest income	82	86	(4)
Other income (expense), net	(112)	889	(1,001)
Total other income (expense), net	(30)	975	(1,005)
Net loss	$(18,572)	$(17,501)	$(1,071)

Grant Revenue

	Three Months Ended June 30,
	2021	2020	$ Change
BARDA Contract (tebipenem HBr)	$1,889	$1,627	$262
NIAID Contract (SPR206)	43	35	8
NIAID Award (SPR720)	—	—	—
DoD Agreement (Potentiator product candidates)	1,110	14	1,096
Total grant revenue	$3,042	$1,676	$1,366

Grant revenue recognized during the three months ended June 30, 2021 and 2020 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the three months ended June 30, 2021 was primarily due to an increase of $1.1 million in funding under our DoD agreement relating to SPR206, an increase of $0.3 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, and net immaterial activity under our other government awards.

Collaboration Revenue

During the three months ended June 30, 2021, we recognized $1.4 million in collaboration revenue related to our agreement with Pfizer consisting of the delivery of the license for SPR206 in ex-U.S. and ex-Asia territories and $0.8 million in collaboration revenue upon the initiation of the BAL clinical trial of SPR206 in June 2021, related to our agreement with Everest Medicines. During the three months ended June 30, 2020, we recognized $0.1 million of revenue, related to our agreement with Everest Medicines, consisting of the performance of research and development services.

Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$6,403	$9,470	$(3,067)
SPR720	682	1,274	(592)
Potentiator product candidates (SPR206 and SPR741)	1,275	256	1,019
Unallocated expenses:
Personnel related (including share-based compensation)	5,019	3,617	1,402
Facility related and other	1,082	1,039	43
Total research and development expenses	$14,461	$15,656	$(1,195)

Direct costs related to our tebipenem HBr program decreased by $3.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the completion of significant activities in the Phase 3 clinical trial. We expect to continue to incur direct costs related to tebipenem HBr as we finalize activities in the ongoing clinical trials to support a potential NDA filing for tebipenem HBr.

Direct costs related to our SPR720 program decreased by $0.6 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to decreased spend related to the clinical hold on our Phase 2a clinical trial. On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, which is further described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Quarterly Report on Form 10-Q under the heading “Recent Developments – Update on Phase 2a Clinical Trial of SPR720.” Direct costs related to our SPR720 program during the three months ended June 30, 2021 reflect a $0.6 million reduction to expense related to activities funded by Gates MRI, compared to $0.4 million during the three months ended June 30, 2020.

Direct costs related to our SPR206 program increased by $1.0 million during the three months ended June 30, 2021, primarily due to clinical costs for the Phase 1 BAL and renal impairment trials, which we initiated in June 2021. In early January 2020, we decided to proceed with SPR206 as the lead Potentiator product candidate and discontinue development of SPR741. We did not incur direct costs related to our SPR741 program during the three months ended June 30, 2021, and costs related to our SPR741 program were immaterial for the three months ended June 30, 2020.

During 2021 and 2020, research and development expenses incurred by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $0.3 million as of June 30, 2021.

The increase in personnel-related costs of $1.4 million was primarily a result of an increase in research and development headcount. Personnel-related costs for the three months ended June 30, 2021 and 2020 included share-based compensation expense of $0.9 million and $0.6 million, respectively.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	$ Change
Personnel related (including share-based compensation)	$4,719	$2,388	$2,331
Professional and consultant fees	3,838	1,750	2,088
Facility related and other	672	409	263
Total general and administrative expenses	$9,229	$4,547	$4,682

The increase in personnel-related costs of $2.3 million was primarily a result of an increase in headcount in our commercial, general and administrative functions. Personnel-related costs for the three months ended June 30, 2021 and 2020 included share-based compensation expense of $1.3 million and $0.7 million, respectively.

The increase in professional and consultant fees of $2.1 million was primarily due to increased commercial operation expenses to support the potential commercialization of tebipenem HBr, as well as increased legal expenses.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger general and administrative staff.

Other Income (Expense), Net

Other income, net was less than $(0.1) million for the three months ended June 30, 2021, compared to $1.0 million for the three months ended June 30, 2020. The changes quarter over quarter were primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Revenues:
Grant revenue	$10,342	$3,208	$7,134
Collaboration revenue	2,106	220	1,886
Total revenues	12,448	3,428	9,020

Operating expenses:
Research and development	32,865	36,092	(3,227)
General and administrative	17,528	8,633	8,895
Total operating expenses	50,393	44,725	5,668
Loss from operations	(37,945)	(41,297)	3,352
Other income (expense):
Interest income	180	323	(143)
Other income (expense), net	(230)	215	(445)
Total other income (expense), net	(50)	538	(588)
Net loss	$(37,995)	$(40,759)	$2,764

Grant Revenue

	Six Months Ended June 30,
	2021	2020	$ Change
BARDA Contract (SPR994)	$8,185	$2,809	$5,376
NIAID Contract (SPR206)	402	336	66
NIAID Award (SPR720)	—	40	(40)
DoD Agreement (Potentiator product candidates)	1,755	23	1,732
Total revenue	$10,342	$3,208	$7,134

Grant revenue recognized during the six months ended June 30, 2021 and 2020 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the six months ended June 30, 2021 was primarily due to an increase of $5.4 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, an increase of $1.7 million in funding under our DoD agreement relating to SPR206, and net immaterial activity under our other government awards.

Collaboration Revenue

During the six months ended June 30, 2021, we recognized $1.4 million in collaboration revenue related to our agreement with Pfizer consisting of the delivery of the license for SPR206 in ex-U.S. and ex-Asia territories and $0.8 million in collaboration revenue upon the initiation of the BAL clinical trial of SPR206 in June 2021, related to our agreement with Everest Medicines. During the six months ended June 30, 2020, we recognized $0.2 million of revenue, related to our agreement with Everest Medicines, consisting of the performance of research and development services.

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$16,518	$24,778	$(8,260)
SPR720	1,925	1,845	80
Potentiator product candidates (SPR206 and SPR741)	2,365	629	1,736
Unallocated expenses:
Personnel related (including share-based compensation)	9,771	6,875	2,896
Facility related and other	2,286	1,965	321
Total research and development expenses	$32,865	$36,092	$(3,227)

Direct costs related to our tebipenem HBr program decreased by $8.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the completion of significant activities in the Phase 3 clinical trial. We expect to continue to incur direct costs related to tebipenem HBr as we finalize activities in the ongoing clinical trials to support a potential NDA filing for tebipenem HBr.

Direct costs related to our SPR720 program increased by less than $0.1 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to expenses related to our Phase 2a clinical trial. These expenses were partially offset by a decrease in spending associated with formulation development, manufacturing process and manufacturing of clinical trial material. On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, which is further described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Quarterly Report on Form 10-Q under the heading “Recent Developments – Update on Phase 2a Clinical Trial of SPR720.” Direct costs related to our SPR720 program during the six months ended June 30, 2021 reflect a $1.1 million reduction to expense related to activities funded by Gates MRI, compared to $0.6 million during the six months ended June 30, 2020.

Direct costs related to our SPR206 program increased by $1.7 million during the six months ended June 30, 2021, primarily due to higher preclinical costs incurred and from clinical costs for the Phase 1 BAL and renal impairment trials, which we initiated in June 2021. In early January 2020, we decided to proceed with SPR206 as the lead Potentiator product candidate and discontinue development of SPR741. Direct costs related to our SPR741 program were immaterial for both the six months ended June 30, 2021 and 2020.

During 2021 and 2020, research and development expenses incurred by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $0.3 million as of June 30, 2021.

The increase in personnel-related costs of $2.9 million was primarily a result of an increase in research and development headcount. Personnel-related costs for the six months ended June 30, 2021 and 2020 included share-based compensation expense of $1.7 million and $1.1 million, respectively.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	$ Change
Personnel related (including share-based compensation)	$9,148	$4,676	$4,472
Professional and consultant fees	6,950	3,082	3,868
Facility related and other	1,430	875	555
Total general and administrative expenses	$17,528	$8,633	$8,895

The increase in personnel-related costs of $4.5 million was primarily a result of an increase in headcount in our commercial, general and administrative functions. Personnel-related costs for the six months ended June 30, 2021 and 2020 included share-based compensation expense of $2.4 million and $1.3 million, respectively.

The increase in professional and consultant fees of $3.9 million was primarily due to increased commercial operation expenses to support the potential commercialization of tebipenem HBr, as well as increased legal expenses.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger general and administrative staff.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the six months ended June 30, 2021, compared to $0.5 million for the six months ended June 30, 2020. The changes quarter over quarter were primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for a few years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under license and collaboration agreements and funding from government contracts, and from multiple equity financings of our common and preferred stock. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $99.2 million.

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

During the six months ended June 30, 2021, we sold 257,185 shares of our common stock under the prior “at the market” agreement at an average price of approximately $17.05 per share for aggregate gross proceeds of approximately $4.4 million prior to deducting sales commissions.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(32,046)	$(48,225)
Cash provided by investing activities	13,922	46,261
Cash provided by financing activities	4,477	37,576
Net increase in cash and cash equivalents	$(13,647)	$35,612

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $32.0 million, primarily resulting from our net loss of $38.0 million, adjusted for net non-cash items of $5.0 million (primarily stock-based compensation, depreciation and amortization). Net cash provided by changes in our operating assets and liabilities was $0.9 million and consisted primarily of a $4.3 million net decrease in receivables, a $1.3 million decrease in prepaid expenses and other current assets, a decrease of $3.3 million in accrued expenses, $1.4 million net activity in deferred revenue and a $0.5 million increase in accounts payable.

Net cash used in operating activities for the six months ended June 30, 2020 was $48.2 million, primarily resulting from our net loss of $40.8 million, adjusted for net non-cash items of $2.6 million (primarily stock-based compensation, depreciation, amortization, and unrealized foreign currency transaction gain). Net cash provided by changes in our operating assets and liabilities was $10.1 million and consisted primarily of a $3.5 million decrease in receivables, a $2.6 million decrease in accounts payable, a $4.3 million increase in prepaid expenses and other current assets and a decrease of $4.8 million in accrued expenses.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs and the timing of vendor invoicing and payments.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2021 was $13.9 million primarily related to the maturities of marketable securities of $26.5 million, offset by purchases of marketable securities of $12.6 million.

Cash provided by investing activities during the six months ended June 30, 2020 was $46.3 million primarily related to the maturities of marketable securities of $50.4 million offset by purchases of marketable securities of $4.0 million.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 was $4.5 million, and consisted primarily of $4.3 million net sales of common stock under our “at-the-market” offering program sales agreement and proceeds of $0.4 million from the exercise of employee stock options, offset by the payment of offering expenses of approximately $0.2 million.

Cash provided by financing activities during the six months ended June 30, 2020 was $37.6 million, consisting primarily of proceeds of $30.0 million from the sale of common stock and Series C Preferred Stock in our rights offering, proceeds of $7.3 million from the sale of common stock under our “at-the-market” offering program sales agreement and proceeds of $0.8 million from the exercise of employee stock options, offset by offering expenses of $0.5 million.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $99.2 million. In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $99.2 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of June 30, 2021, the net fair value of our interest sensitive marketable securities would hypothetically decline by $0.2 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of

June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread globally. In response to the spread of COVID-19 and its variants, we have implemented a hybrid working policy for all employees to aid the global containment effort.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net loss was $38.0 million and $40.8 million during the six months ended June 30, 2021 and 2020, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of June 30, 2021, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of our Potentiator product candidates and an award from the DoD Congressionally Directed Medical Research Programs, or CDMRP, Joint Warfighter Medical Research Program for SPR206.

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

The NIAID contract awarded in June 2016 for SPR206 provides for total development funding of up to $6.5 million over a base period and three option periods. To date, funding for the base period and the first two option periods totaling $5.9 million have been committed. The NIAID contract awarded in May 2021 for SPR206 provides total development funding of up to $23.4 million, of which $2.1 million has been committed. The NIAID SBIR award is structured as a base period followed by a single option. For the base period of March 1, 2017 through February 28, 2018, NIAID committed funding of approximately $0.6 million for the SPR720 program. In February 2018 NIAID exercised the approximately $0.4 million option, which had an initial a period of performance from March 1, 2018 through February 28, 2019. In January 2019, the period of performance for this award was extended for an additional 12-month period. Our DoD cooperative agreement is structured as a single, two-year $1.5 million award. We are eligible for the full funding from the DoD and there are no options to be exercised at a later date. The NIAID award is subject to termination for convenience at any time by NIAID. NIAID is not obligated to provide funding to us beyond the base period amounts from Congressionally approved annual appropriations. The DoD CDMRP award commits funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, 28-day GLP non-human primate toxicology study and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206.

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
•
While microbiological outcome was assessed, the definitions did not include a minimum reduction in bacterial counts (i.e., a reduction to less than 104 cfu/ml);
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

Although we expect to commercialize tebipenem HBr ourselves in the United States, we intend to commercialize it outside the United States through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 10 (“License Collaborations and Services Agreements”) to the quarterly financial statements filed herewith. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

•
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

As of June 30, 2021, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 46% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1†	License Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.	X

10.2	Share Purchase Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

† Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

SPERO THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)