Form 10-Q
period 2021-09-30
Spero Therapeutics, Inc.
filed 2021-11-10
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, the registrant had 32,323,617 shares of common stock, $0.001 par value per share, outstanding.

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
•
Our Revenue Interest Financing Agreement with certain entities managed by HealthCare Royalty Management, LLC (HCR) could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
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

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$112,859	$85,209
Marketable securities	10,558	41,697
Other receivables	2,242	5,330
Tax incentive receivable, current	342	846
Prepaid expenses and other current assets	5,768	6,063
Total current assets	131,769	139,145
Property and equipment, net	1,214	1,669
Tax incentive receivable	-	311
Operating lease right of use assets	6,496	7,114
Other assets	5,212	5,212
Total assets	$144,691	$153,451

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,161	$1,155
Accrued expenses and other current liabilities	11,356	12,241
Operating lease liabilities	1,042	947
Deferred revenue, current	1,699	-
Total current liabilities	17,258	14,343
Non-current operating lease liabilities	6,191	6,891
Deferred revenue, non-current	9,199	-
Other long-term liabilities	148	177
Total liabilities	32,796	21,411
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 3,218,152 shares issued and outstanding as of September 30, 2021 and 3,218,287 shares issued and outstanding as of December 31, 2020	3	3
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2021 and 60,000,000 shares authorized as of December 31, 2020; 32,220,351 shares issued and outstanding as of September 30, 2021 and 29,260,247 shares issued and outstanding as of December 31, 2020	32	29
Additional paid-in capital	450,085	409,722
Accumulated deficit	(338,223)	(277,707)
Accumulated other comprehensive gain (loss)	(2)	(7)
Total stockholders' equity	111,895	132,040
Total liabilities and stockholders' equity	$144,691	$153,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Grant revenue	$2,356	$3,957	$12,698	$7,165
Collaboration revenue	708	38	2,814	258
Total revenues	3,064	3,995	15,512	7,423

Operating expenses:
Research and development	14,436	17,706	47,301	53,798
General and administrative	11,152	5,309	28,680	13,942
Total operating expenses	25,588	23,015	75,981	67,740
Loss from operations	(22,524)	(19,020)	(60,469)	(60,317)
Other income (expense):
Interest income	90	29	270	352
Other income (expense), net	(87)	55	(317)	270
Total other income (expense), net	3	84	(47)	622
Net loss	$(22,521)	$(18,936)	$(60,516)	$(59,695)

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.86)	$(1.99)	$(2.91)

Weighted average common shares outstanding, basic and diluted:	32,132,500	21,933,922	30,417,305	20,712,720

Comprehensive loss:
Net loss	(22,521)	(18,936)	(60,516)	(59,695)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	—	(14)	5	(15)
Net unrealized gains (losses) on securities	—	(14)	5	(15)
Total comprehensive loss	$(22,521)	$(18,950)	$(60,511)	$(59,710)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(60,516)	$(59,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	455	570
Non-cash lease cost	611	386
Share-based compensation	6,502	3,523
Unrealized foreign currency transaction (gain) loss	17	(235)
Accretion of discount on marketable securities	197	(57)
Changes in operating assets and liabilities:
Other receivables	3,088	686
Prepaid expenses and other current assets	2,758	(2,474)
Tax incentive receivables	797	(238)
Other assets	7	(1,890)
Accounts payable	2,007	(1,656)
Accrued expenses and other current liabilities	(3,185)	(8,204)
Deferred revenue, current and non-current	10,898	—
Other long-term liabilities	(29)	(63)
Operating lease liability	(605)	(142)
Net cash used in operating activities	(36,998)	(69,489)
Cash flows from investing activities:
Purchases of marketable securities	(13,601)	(3,995)
Proceeds from maturities of marketable securities	44,548	54,350
Purchases of property and equipment	—	(145)
Net cash provided by (used in) investing activities	30,947	50,210
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	5,357	9,163
Proceeds from the issuance of common stock related to Rights Offering	—	9,416
Proceeds from the issuance of common stock related to the Underwritten Public Offering	—	44,979
Proceeds from issuance of Series C Preferred Stock related to Rights Offering	—	20,583
Proceeds from issuance of Series D Preferred Shares related to the Underwritten Public Offering	—	30,221
Proceeds from the issuance of common stock related to the Pfizer Purchase Agreement	27,537	—
Payment of offering and financing costs	(411)	(580)
Proceeds from stock option exercises	1,218	1,009
Net cash provided by financing activities	33,701	114,791
Net increase (decrease) in cash and cash equivalents	27,650	95,512
Cash, cash equivalents and restricted cash at beginning of period	85,209	29,730
Cash, cash equivalents and restricted cash at end of period	$112,859	$125,242
Supplemental disclosure of non-cash activities:
Offering and financing costs in accounts payable and accruals	$2,300	$389
Right of use assets and lease obligations recorded upon commencement of new lease	$—	$2,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Series A, B, C and D				Additional		Accumulated	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at June 30, 2021	3,218,152	3	29,699,147	30	405,923	(315,702)	(2)	90,252
Issuance of common stock upon the exercise of stock options	—	—	88,856	—	826	—	—	826
Issuance of common stock, net of issuance costs	—	—	70,000	—	1,105	—	—	1,105
Issuance of common stock under Pfizer Purchase Agreement, net of financing costs of $0.1 million	—	—	2,362,348	2	39,901	—	—	39,903
Share-based compensation expense	—	—	—	—	2,330	—	—	2,330
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(22,521)	—	(22,521)
Balances at September 30, 2021	3,218,152	3	32,220,351	32	450,085	(338,223)	(2)	111,895

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	3,218,287	3	29,260,247	29	409,722	(277,707)	(7)	132,040
Issuance of common stock upon the exercise of stock options	—	—	135,571	—	1,218	—	—	1,218
Issuance of common stock, net of issuance costs	—	—	327,185	1	5,356	—	—	5,357
Issuance of common stock under Pfizer Purchase Agreement, net of premium of $12.5 million and net of financing costs of $0.2 million	—	—	2,362,348	2	27,287	—	—	27,289
Conversion of convertible preferred stock to common stock	(135)	—	135,000	—	—	—	—	—
Share-based compensation expense	—	—	—	—	6,502	—	—	6,502
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(60,516)	—	(60,516)
Balances at September 30, 2021	3,218,152	3	32,220,351	32	450,085	(338,223)	(2)	111,895

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at June 30, 2020	5,007	—	21,014,095	21	313,864	(240,186)	15	73,714
Issuance of common stock upon the exercise of stock options	—	—	29,781	—	201	—	—	201
Issuance of common stock, net of offering costs of $0.3 million and net of issuance costs	—	—	4,926,229	5	46,399	—	—	46,404
Issuance of Series D preferred stock, net of offering costs of $0.2 million	3,215,000	3	—	—	30,218	—	—	30,221
Share-based compensation expense	—	—	—	—	1,199	—	—	1,199
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(18,936)	—	(18,936)
Balances at September 30, 2020	3,220,007	3	25,970,105	26	391,881	(259,122)	1	132,789

	Series A, B and C				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	2,720	—	19,190,695	19	273,966	(199,427)	16	74,574
Issuance of common stock upon the exercise of stock options	—	—	161,714	—	1,009	—	—	1,009
Issuance of common stock, net of offering costs of $0.7 million and net of issuance costs	—	—	6,617,696	7	62,623	—	—	62,630
Issuance of Series C preferred stock, net of offering costs of less than 0.1 million	2,287	—	—	—	20,542	—	—	20,542
Beneficial conversion feature of Series C preferred stock		(549)	—	—	549	—	—	—
Deemed dividends related to immediate accretion of beneficial conversion feature of Series C preferred stock	—	549	—	—	(549)	—	—	—
Issuance of Series D preferred stock, net of offering costs of $0.2 million	3,215,000	3	—	—	30,218	—	—	30,221
Share-based compensation expense	—	—	—	—	3,523	—	—	3,523
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	(59,695)	—	(59,695)
Balances at September 30, 2020	3,220,007	3	25,970,105	26	391,881	(259,122)	1	132,789

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, licensing agreements and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $22.5 million and $18.9 million for the three months ended September 30, 2021 and 2020, respectively, and $60.5 million and $59.7 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $338.2 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2021, and results of operations for the three and nine months ended September 30, 2021, and cash flows for the nine months ended September 30, 2021 and 2020 have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of September 30, 2021, and December 31, 2020, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of September 30, 2021, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2021 and 2020, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2021, or to our net deferred tax assets as of September 30, 2021.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$112,261	$—	$112,261
Total cash equivalents	—	112,261	—	112,261
Marketable securities:
Corporate bonds	—	3,560	—	3,560
Commercial paper	—	6,998	—	6,998
Total marketable securities	—	10,558	—	10,558
Total cash equivalents and marketable securities	$—	$122,819	$—	$122,819

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$73,488	$—	$73,488
Commercial paper	—	5,998	—	5,998
Corporate bonds	—	3,006	—	3,006
Total cash equivalents	—	82,492	—	82,492
Marketable securities:
Corporate bonds	—	13,221	—	13,221
Commercial paper	—	28,476	—	28,476
Total marketable securities	—	41,697	—	41,697
Total cash equivalents and marketable securities	$—	$124,189	$—	$124,189

Excluded from the tables above is cash of $0.6 million and $2.7 million as of September 30, 2021, and December 31, 2020, respectively. During the nine months ended September 30, 2021, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
Corporate bonds	$3,562	$—	$(2)	$3,560
Commercial paper	6,998	—	—	6,998
	$10,560	$—	$(2)	$10,558

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds	$13,227	$—	$(6)	$13,221
Commercial paper	28,476	—	—	28,476
	$41,703	$—	$(6)	$41,697

As of September 30, 2021, and December 31, 2020, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued external research and development expenses	$4,428	$7,035
Accrued payroll and related expenses	4,027	3,918
Accrued professional fees	1,618	1,066
Accrued other	1,283	222
Total Accrued expenses and other current liabilities	$11,356	$12,241

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

On August 17, 2021, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of shares of the Company’s common stock authorized for issuance from 60,000,000 shares to 120,000,000 shares (the “Charter Amendment”). The Charter Amendment was approved by the Company’s stockholders at the Annual Meeting held on August 17, 2021.

During the nine months ended September 30, 2021 the Company sold 327,185 shares of its common stock under its “at-the-market” offering sales agreement at an average price of approximately $16.88 per share for aggregate gross proceeds of approximately $5.5 million prior to deducting sales commissions.

7. Share-Based Compensation

The Company maintains two equity compensation plans, the 2017 Stock Incentive Plan (as amended, the “2017 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”), which provide for the grant of stock-based awards to its directors, officers and employees. The equity plans provide for the grant of non-qualified and incentive stock options, as well as restricted stock units ("RSUs"), restricted stock and other stock-based awards.

In August 2021, the Company's shareholders approved amendments to the 2017 Plan. The amendments provide for the following: (i) increases the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 3,170,254 shares, (ii) removes the “evergreen” provision historically included in the 2017 Plan, and (iii) makes certain other amendments.

In June 2020, the board of directors approved an increase of 700,000 shares of common stock for issuance under the 2019 Inducement Plan.

Performance-based awards

During 2019, the Company granted 100,000 options and 50,000 RSUs containing the same performance-based vesting criteria. These options and RSUs (the “Performance Awards”) are subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. Specifically, the Performance Awards were eligible for vesting based on the achievement of performance criteria, each representing a 25% vesting opportunity if achieved within a specified time during the performance period (the “Performance Period”), and relating to (i) the release of tebipenem HBr top-line data; (ii) FDA acceptance of a tebipenem HBr New Drug Application; (iii) non-dilutive financing; and (iv) equity financing. Following the Performance Period, Performance Awards determined to be eligible for vesting as a result of achievement of the performance criteria will vest as follows: (a) 50% of the eligible award will vest immediately, and (b) the remaining eligible award will vest (i) in the case of options, in equal monthly installments ending two years after the Performance Period expiration, and (ii) in the case of RSUs, on such two year anniversary.

In January 2021, the Company cancelled the performance-based awards due to the non-achievement of the performance-based vesting criteria, and the awards were added back to the shares of common stock available for issuance under the 2017 Plan. None of the outstanding options had vested and no compensation expense associated with performance-based awards was recognized as of September 30, 2021.

The following table summarizes the activity of options and RSUs under the 2017 Plan containing performance-based vesting criteria during the nine months ended September 30, 2021:

	Number of Performance Based Option Shares	Number of Performance Based RSU Shares
Outstanding as of December 31, 2020	63,107	30,561
Granted	—	—
Exercised	—	—
Forfeited or cancelled	(63,107)	(30,561)
Outstanding as of September 30, 2021	—	—

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $13.57 and $6.80 per option for those options granted during the nine months ended September 30, 2021 and 2020 respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,682,233	$9.10	7.84	$37,881
Granted	1,505,514	17.80	—	—
Exercised	(135,571)	8.97	—	—
Forfeited or cancelled	(304,973)	13.75	—	—
Outstanding as of September 30, 2021	4,747,203	$11.56	7.74	$33,206
Outstanding as of September 30, 2021 - vested and expected to vest	4,747,203	$11.56	7.74	$33,206
Exercisable at September 30, 2021	2,329,932	$8.24	6.52	$23,699

As of September 30, 2021, a total of 8,720,127 shares have been authorized and reserved for issuance under all equity plans and 2,932,490 shares were available for future issuance under such plans.

Restricted Stock Units

The Company granted 445,040 RSUs to employees during the nine months ended September 30, 2021.

The following table summarizes RSU activity under all equity plans (excluding performance-based RSUs) during the nine months ended September 30, 2021:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	—
Granted	445,040	17.35
Vested and released	—	—
Forfeited or cancelled	—	—
Outstanding as of September 30, 2021	445,040	17.35

As of September 30, 2021, there was approximately $7.6 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.92 years.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. Each RSU represents the right to receive one share of the Company’s common stock, $0.001 par value per share, upon vesting. The RSUs vest in four equal annual installments, subject to the individual’s continued service to the Company through the applicable vesting date, and are subject to the terms and conditions of the Company’s form of RSU agreement under the 2017 Plan.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development expenses	$1,059	$584	$2,794	$1,638
General and administrative expenses	1,271	615	3,708	1,885
Total	$2,330	$1,199	$6,502	$3,523

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2021 or December 31, 2020.

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

The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for the development of tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.1 million and extended the period of performance through November 1, 2021. In October 2021, BARDA extended the period of performance for the first contract option through December 15, 2022. The balance of the award is subject to BARDA exercising a second option, which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

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

The Company recognized $0.7 million and $3.8 million of revenue under the BARDA award during the three months ended September 30, 2021 and 2020, respectively, and recognized $8.9 million and $6.6 million of revenue under the BARDA award during the nine months ended September 30, 2021 and 2020.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the U.S. Department of Defense (“DoD”) Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application, or NDA, submission with the U.S. Food and Drug Administration for SPR206. The Company recognized $1.5 million and $3.3 million in revenue under this agreement during the three and nine months ended September 30, 2021, respectively, and recognized immaterial revenue under this agreement during the three and nine months ended September 30, 2020.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.4 million over a base period and five option periods. As of September 30, 2021, funding for the base period totaling $2.1 million has been committed. The Company recognized $0.1 million under this agreement during both the three and nine months ended September 30, 2021.

In February 2017, the Company was awarded a grant from NIAID, under its Small Business Innovation Research program, over a two-year period from March 1, 2017 to February 28, 2019, to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award was structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds were committed. In February 2018, NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended through February 28, 2020 and during the year ended December 31, 2020, this award was closed out. The Company did not recognize revenue under this agreement during the both the three months ended September 30, 2021 and 2020, respectively. The Company did not recognize revenue under this agreement during the nine months ended September 30, 2021 and recognized approximately $0.1 million of revenue under this agreement during the nine months ended September 30, 2020.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of September 30, 2021, funding for the base period and the first two option periods totaling $5.9 million have been committed. In March 2021, a contract modification was executed, and the period of performance for this award was extended until June 2021. The Company did not recognize revenue under this agreement during the three months ended September 30, 2021 and recognized $0.2 million of revenue under this agreement during the three months ended September 30, 2020. The Company recognized $0.4 million and $0.5 million during the nine months ended September 30, 2021 and 2020, respectively.

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

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.7 million and $6.8 million as of September 30, 2021 and December 31, 2020, respectively) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and nine months ended September 30, 2021 and 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and nine months ended September 30, 2021 and 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR720.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $2.0 million as of September 30, 2021 upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the condensed consolidated balance sheet as of September 30, 2021.

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

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Potentiator, which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $3.3 million has been received to date. The Company may receive milestones of up to $1.5 million if the Company chooses to complete a future clinical study, of which the Company received approximately $0.8 million upon the initiation of the Bronchoalveolar Lavage (BAL) clinical trial of SPR206 in June 2021. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

The Company recorded $0.3 million and $1.4 million during the three and nine months ended September 30, 2021, respectively, as a reduction to research and development expense related to activities funded by Gates MRI.

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee is classified as a prepaid asset on the Company’s balance sheet and is being amortized over a service period of approximately 34 months. The Company has paid Savior an additional $5.1 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of September 30, 2021.

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

The Company is responsible for all costs related to developing and obtaining regulatory approval of SPR206 and Licensed Products in the Pfizer Territory, with a focus on the European market, and is obligated to use commercially reasonable efforts, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee was established between the Company and Pfizer to coordinate and review the development, manufacturing and commercialization plans with respect to Licensed Products in the Pfizer Territory. Pfizer is responsible for commercializing SPR206 and the Licensed Products in the Pfizer Territory.

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
	$12.5

1.
The standalone selling price for the license and know-how was determined by the income approach utilizing a discounted cash flow. The key assumptions in the Company's estimate of the standalone selling price for the license and know-how include the probability of technological and regulatory success, an estimate of future product revenues, and the discount rate, among others.
2.
The standalone selling price for the research and development services was estimated based on the Company's estimate of costs to be incurred to fulfill its obligations associated with the performance of the research and development services, plus a reasonable margin.

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2021 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

The Company recognized $0.2 million and $1.6 million of revenue from the contract during the three and nine months ended September 30, 2021, respectively. The remaining transaction price balance of $10.9 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2021, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

11. Revenue Interest Financing

On September 29, 2021, the Company entered into a Revenue Interest Financing Agreement ("Revenue Interest Agreement") with certain entities managed by HealthCare Royalty Management, LLC (“HCR”), pursuant to which the Company sold to HCR the right to receive certain royalty payments from the Company for a purchase price of up to $125.0 million. The Company has evaluated the terms of the Revenue Interest Agreement and concluded that the features of the investment amount are similar to those of a debt instrument. As the Company received $50.0 million from HCR at an initial funding on October 19, 2021 (the “Initial Investment Amount”), there is no debt obligation as of September 30, 2021. The Company will account for this transaction as long-term debt during the fourth quarter of 2021. The Company is entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr on or before December 31, 2022 (the “Second Investment Amount”), and an additional $25.0 million subject to the mutual agreement of the Company and HCR and if the Company meets certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch (the “Third Investment Amount,” and together with the Initial Investment Amount and the Second Investment Amount, collectively, the “Investment Amount”).

Under the Revenue Interest Agreement, HCR is entitled to receive tiered royalties on: (i) worldwide net sales of Included Products (as defined below) by the Company (and excluding sales by licensees), and (ii) any payments received by licensees, in each case of tebipenem HBr, SPR720, SPR206 and any other products marketed by the Company (the “Included Products”) in amounts ranging from 12% to 1% based on annual net revenues (or 14% to 1.5% if the Third Investment Amount is funded). The applicable royalty rate is subject to a step-down if certain sales milestones are met. When HCR has received aggregate payments equal to 250% of the Investment Amount (the “Hard Cap”), HCR’s right to receive royalties on Net Revenues will terminate. The Hard Cap will be $250 million upon tebipenem HBr approval, or $312.5 million if the Third Investment Amount is funded.

If the Company has not received FDA approval for tebipenem HBr for a cUTI indication on or prior to December 31, 2022, the Revenue Interest Agreement will terminate and the Company will pay to HCR an amount equal to the Initial Investment Amount plus interest equal to an annual 13.5% rate of return.

If HCR has not received aggregate payments of at least 60% of the Investment Amount by September 30, 2025 and at least 100% of the Investment Amount by September 30, 2027 (each, a “Minimum Amount”), then the Company will be obligated to make a cash payment to HCR in an amount sufficient to gross HCR up to the applicable Minimum Amount.

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

The Company did not record a reduction during both the three and nine months ended September 30, 2021, and recorded less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively, as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $0.3 million and $1.2 million as of September 30, 2021, and December 31, 2020, respectively.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(22,521)	$(18,936)	$(60,516)	$(59,695)
Deemed dividend	—	—	—	(549)
Net loss attributable to common stockholders	$(22,521)	$(18,936)	$(60,516)	$(60,244)

Denominator:
Weighted average common shares outstanding, basic and diluted	32,132,500	21,933,922	30,417,305	20,712,720

Net loss per share, basic and diluted	$(0.70)	$(0.86)	$(1.99)	$(2.91)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	4,747,203	3,679,383	4,747,203	3,679,383
Unvested restricted stock units	445,040	30,561	445,040	30,561
Series A convertible preferred stock (as converted to common shares)	—	1,720,000	—	1,720,000
Series B convertible preferred stock (as converted to common shares)	938,000	1,000,000	938,000	1,000,000
Series C convertible preferred stock (as converted to common shares)	2,214,000	2,287,000	2,214,000	2,287,000
Series D convertible preferred stock (as converted to common shares)	3,215,000	3,215,000	3,215,000	3,215,000
	11,559,243	11,931,944	11,559,243	11,931,944

14. Subsequent Events

The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date in which the condensed consolidated financial statements were available to be issued. Other than as disclosed below, there were no material subsequent events.

On October 28, 2021, the Company announced the submission of a New Drug Application (“NDA”) to the FDA for tebipenem HBr tablets for the treatment of complicated urinary tract infections, including pyelonephritis, caused by susceptible microorganisms. Upon submission of the NDA, the Company subsequently paid a $1.0 million milestone payment to Meiji.

Subsequent to September 30, 2021 and through and including November 5, 2021, the Company sold an additional 110,866 shares of its common stock under the "at-the-market" offering program sales agreement with Cantor at an average price of approximately $17.40 per share for aggregate gross proceeds of approximately $1.9 million prior to deducting sales commissions.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2021, we had an accumulated deficit of $338.2 million, and cash, cash equivalents and marketable securities of $123.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. The foregoing does not take into account our Revenue Interest Agreement entered into on September 29, 2021 and the initial payment we received thereunder on October 19, 2021 of $50.0 million, nor does it take into account the other potential milestones payments thereunder, including the payment of an additional $50.0 million upon FDA approval of tebipenem HBr for a complicated urinary tract infection indication if obtained on or before December 31, 2022. For more information, see Recent Developments below and Note 11 - Revenue Interest Financing to the Financial Statements above. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercialization activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Recent Developments

New Drug Application for tebipenem HBr

On October 28, 2021, we announced the submission of a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for tebipenem HBr tablets for the treatment of complicated urinary tract infections, including pyelonephritis, caused by susceptible microorganisms. Based on standard FDA review timelines, the FDA has a 60-day period to determine whether the NDA is complete and acceptable for review.

Revenue Interest Financing Agreement with HealthCare Royalty Partners

On September 29, we entered into a revenue interest financing agreement with certain entities managed by HealthCare Royalty Management, LLC (the “Revenue Interest Agreement”), pursuant to which we sold to HCR the right to receive certain royalty payments from us for a purchase price of up to $125.0 million. We intend to use the proceeds from the Revenue Interest Agreement and existing cash on hand to prepare for the anticipated launch of tebipenem HBr, as well as to support the continued clinical development of SPR720 and SPR206.

Under the terms of the Revenue Interest Agreement, we received $50.0 million from HCR in October 2021. We are also entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr for a cUTI indication, and an additional $25.0 million subject to mutual agreement between us and HCR and if we meet certain minimum tebipenem HBr product sales thresholds.

In exchange for the total investment amount received, HCR will receive a tiered royalty on applicable revenue generated by tebipenem HBr, SPR720 and SPR206 and other products marketed by us until the aggregate amount paid to HCR is two and a half times the total investment amount funded. The tiered royalty will begin in the low double digits and decrease to the low single digits upon the achievement of certain annual revenue thresholds. Applicable revenue includes net sales made by us (but not our licensees) worldwide and any payments received by us from our licensees on net sales outside the United States.

Based on current projections, and assuming approval of tebipenem HBr in 2022, we believe that the $50.0 million in upfront proceeds from the Revenue Interest Agreement and the $50.0 million approval milestone payment will extend our cash runway into the second half of 2023, without accounting for the addition of a potential milestone payment.

Update on SPR720

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

The animal studies, including a concurrent study of SPR720 in rats, conducted to assess the potential toxicity of SPR720 are now complete. These studies are meant to support longer-term treatment with SPR720 beyond the 28 days currently supported by IND-enabling toxicology studies. No serious adverse events have been observed in any human study participants.

Subsequent to receiving verbal notification from the FDA of the clinical hold, we received a formal clinical hold letter in which the FDA has requested additional information from the non-human primate trial, including a study report. We decided to discontinue the Phase 2a clinical trial to best facilitate future potential adjustments to the protocol based on FDA feedback and to avoid incurring costs associated with the trial while on clinical hold. We are continuing to work with the FDA to evaluate the findings and determine the further development pathway for the SPR720 clinical program. The non-human primate study was completed in the third quarter of 2021, a study report has been finalized and we initiated engagement with the FDA in the fourth quarter of 2021.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three and nine months ended September 30, 2021 and 2020.

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

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change
Revenues:
Grant revenue	$2,356	$3,957	$(1,601)
Collaboration revenue	708	38	670
Total revenues	3,064	3,995	(931)

Operating expenses:
Research and development	14,436	17,706	(3,270)
General and administrative	11,152	5,309	5,843
Total operating expenses	25,588	23,015	2,573
Loss from operations	(22,524)	(19,020)	(3,504)
Other income (expense):
Interest income	90	29	61
Other income (expense), net	(87)	55	(142)
Total other income (expense), net	3	84	(81)
Net loss	$(22,521)	$(18,936)	$(3,585)

Grant Revenue

	Three Months Ended September 30,
	2021	2020	$ Change
BARDA Contract (tebipenem HBr)	$721	$3,763	$(3,042)
NIAID Contract (SPR206)	129	184	(55)
NIAID Award (SPR720)	—	—	—
DoD Agreement (Potentiator product candidates)	1,506	10	1,496
Total grant revenue	$2,356	$3,957	$(1,601)

Grant revenue recognized during the three months ended September 30, 2021 and 2020 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the three months ended September 30, 2021 was primarily due to a decrease of $3.0 million in qualified expenses incurred under our BARDA contract for tebipenem HBr due to the completion of significant activities under this contract in 2020, partially offset by an increase of $1.5 million in funding under our DoD agreement relating to SPR206, and net immaterial activity under our other government awards.

Collaboration Revenue

During the three months ended September 30, 2021, we recognized $0.2 million in collaboration revenue related to our agreement with Pfizer and $0.5 million in collaboration revenue related to our agreement with Everest Medicines. During the three months ended September 30, 2020, we recognized less than $0.1 million of collaboration revenue related to our agreement with Everest Medicines, consisting of the performance of research and development services.

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$5,674	$10,589	$(4,915)
SPR720	103	1,392	(1,289)
Potentiator product candidates (SPR206 and SPR741)	1,673	545	1,128
Unallocated expenses:
Personnel related (including share-based compensation)	5,918	3,938	1,980
Facility related and other	1,068	1,242	(174)
Total research and development expenses	$14,436	$17,706	$(3,270)

Direct costs related to our tebipenem HBr program decreased by $4.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the completion of significant activities in the Phase 3 clinical trial. We expect to continue to incur direct costs related to tebipenem HBr as we perform ongoing activities to support the further development of tebipenem HBr.

Direct costs related to our SPR720 program decreased by $1.3 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to decreased spending related to the clinical hold on our Phase 2a clinical trial. On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, which is further described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Quarterly Report on Form 10-Q under the heading “Recent Developments – Update on SPR720.” Direct costs related to our SPR720 program during the three months ended September 30, 2021 reflect a $0.3 million reduction to expense related to activities funded by Gates MRI, compared to $0.2 million during the three months ended September 30, 2020.

Direct costs related to our SPR206 program increased by $1.1 million during the three months ended September 30, 2021, primarily due to clinical costs for the Phase 1 BAL and renal impairment trials, which we initiated in June 2021. In early January 2020, we decided to proceed with SPR206 as the lead Potentiator product candidate and discontinue development of SPR741. We did not incur direct costs related to our SPR741 program during the three months ended September 30, 2021, and costs related to our SPR741 program were immaterial for the three months ended September 30, 2020.

During 2021 and 2020, research and development expenses incurred by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $0.3 million as of September 30, 2021.

The increase in personnel-related costs of $2.0 million was primarily a result of an increase in research and development headcount. Personnel-related costs for the three months ended September 30, 2021 and 2020 included share-based compensation expense of $1.1 million and $0.6 million, respectively.

During the three months ended September 30, 2021, the percentage of research and development headcount decreased in relation to total headcount. This resulted in a decrease in facility-related costs allocated to our research and development functions during the three months ended September 30, 2021.

General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	$ Change
Personnel related (including share-based compensation)	$5,851	$2,560	$3,291
Professional and consultant fees	4,321	2,424	1,897
Facility related and other	980	325	655
Total general and administrative expenses	$11,152	$5,309	$5,843

The increase in personnel-related costs of $3.3 million was primarily a result of an increase in headcount in our commercial, general and administrative functions. Personnel-related costs for the three months ended September 30, 2021 and 2020 included share-based compensation expense of $1.3 million and $0.6 million, respectively.

The increase in professional and consultant fees of $1.9 million was primarily due to increased commercial operation expenses to support the potential commercialization of tebipenem HBr, as well as increased legal expenses and transaction costs.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger general and administrative staff.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the three months ended September 30, 2021, compared to $0.1 million for the three months ended September 30, 2020. The changes quarter over quarter were primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Revenues:
Grant revenue	$12,698	$7,165	$5,533
Collaboration revenue	2,814	258	2,556
Total revenues	15,512	7,423	8,089

Operating expenses:
Research and development	47,301	53,798	(6,497)
General and administrative	28,680	13,942	14,738
Total operating expenses	75,981	67,740	8,241
Loss from operations	(60,469)	(60,317)	(152)
Other income (expense):
Interest income	270	352	(82)
Other income (expense), net	(317)	270	(587)
Total other income (expense), net	(47)	622	(669)
Net loss	$(60,516)	$(59,695)	$(821)

Grant Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change
BARDA Contract (SPR994)	$8,908	$6,572	$2,336
NIAID Contract (SPR206)	530	520	10
NIAID Award (SPR720)	—	40	(40)
DoD Agreement (Potentiator product candidates)	3,260	33	3,227
Total revenue	$12,698	$7,165	$5,533

Grant revenue recognized during the nine months ended September 30, 2021 and 2020 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the nine months ended September 30, 2021 was primarily due to an increase of $2.3 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, an increase of $3.2 million in funding under our DoD agreement relating to SPR206, and net immaterial activity under our other government awards.

Collaboration Revenue

During the nine months ended September 30, 2021, we recognized $1.6 million in collaboration revenue related to our agreement with Pfizer consisting primarily of the delivery of the license for SPR206 in ex-U.S. and ex-Asia territories and $1.3 million in collaboration revenue related to our agreement with Everest Medicines. During the nine months ended September 30, 2020, we recognized $0.3 million of collaboration revenue related to our agreement with Everest Medicines, consisting of the performance of research and development services.

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$22,192	$35,367	$(13,175)
SPR720	2,027	3,238	(1,211)
Potentiator product candidates (SPR206 and SPR741)	4,037	1,174	2,863
Unallocated expenses:
Personnel related (including share-based compensation)	15,689	10,813	4,876
Facility related and other	3,356	3,206	150
Total research and development expenses	$47,301	$53,798	$(6,497)

Direct costs related to our tebipenem HBr program decreased by $13.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the completion of significant activities in the Phase 3 clinical trial. We expect to continue to incur direct costs related to tebipenem HBr as we perform ongoing activities to support the further development of tebipenem HBr.

Direct costs related to our SPR720 program decreased by $1.2 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to decreased spending related to the clinical hold on our Phase 2a clinical trial. On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, which is further described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Quarterly Report on Form 10-Q under the heading “Recent Developments – Update on SPR720.” Direct costs related to our SPR720 program during the nine months ended September 30, 2021 reflect a $1.4 million reduction to expense related to activities funded by Gates MRI, compared to $0.7 million during the nine months ended September 30, 2020.

Direct costs related to our SPR206 program increased by $2.9 million during the nine months ended September 30, 2021, primarily due to higher preclinical costs incurred and from clinical costs for the Phase 1 BAL and renal impairment trials, which we initiated in June 2021. In early January 2020, we decided to proceed with SPR206 as the lead Potentiator product candidate and discontinue development of SPR741. Direct costs related to our SPR741 program were immaterial for both the nine months ended September 30, 2021 and 2020.

During 2021 and 2020, research and development expenses incurred by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $0.3 million as of September 30, 2021.

The increase in personnel-related costs of $4.9 million was primarily a result of an increase in research and development headcount. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included share-based compensation expense of $2.8 million and $1.6 million, respectively.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change
Personnel related (including share-based compensation)	$14,873	$7,236	$7,637
Professional and consultant fees	11,396	5,506	5,890
Facility related and other	2,411	1,200	1,211
Total general and administrative expenses	$28,680	$13,942	$14,738

The increase in personnel-related costs of $7.6 million was primarily a result of an increase in headcount in our commercial, general and administrative functions. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included share-based compensation expense of $3.7 million and $1.9 million, respectively.

The increase in professional and consultant fees of $5.9 million was primarily due to increased commercial operation expenses to support the potential commercialization of tebipenem HBr, as well as increased legal expenses and transaction costs.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger general and administrative staff.

Other Income (Expense), Net

Other expense, net was less than $0.1 million for the nine months ended September 30, 2021, compared to $0.6 million for the nine months ended September 30, 2020. The changes quarter over quarter were primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for a few years, if at all. To date, we have funded our operations with proceeds from the sales of preferred units and bridge units, payments received under license and collaboration agreements and funding from government contracts, and from multiple equity financings of our common and preferred stock. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $123.4 million.

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

During the nine months ended September 30, 2021, we sold 327,185 shares of our common stock under our “at-the-market” agreements at an average price of approximately $16.88 per share for aggregate gross proceeds of approximately $5.5 million prior to deducting sales commissions.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(36,998)	$(69,489)
Cash provided by investing activities	30,947	50,210
Cash provided by financing activities	33,701	114,791
Net increase in cash and cash equivalents	$27,650	$95,512

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $37.0 million, primarily resulting from our net loss of $60.5 million, adjusted for net decrease in non-cash items of $7.8 million (primarily stock-based compensation, depreciation and amortization). Net cash provided by changes in our operating assets and liabilities was $15.7 million and consisted primarily of a $10.9 million increase in deferred revenue, $3.9 million net decrease in receivables, a $2.8 million decrease in prepaid expenses and other current assets, a decrease of $3.2 million in accrued expenses, and a $2.0 million increase in accounts payable.

Net cash used in operating activities for the nine months ended September 30, 2020 was $69.5 million, primarily resulting from our net loss of $59.7 million, adjusted for net non-cash items of $4.2 million (primarily stock-based compensation, depreciation, amortization, and unrealized foreign currency transaction gains). Net cash provided by changes in our operating assets and liabilities was $14.0 million and consisted primarily of a $1.9 million increase in other assets, a $1.7 million decrease in accounts payable, a $2.5 million increase in prepaid expenses and other current assets and a decrease of $8.2 million in accrued expenses.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs and the timing of vendor invoicing and payments.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2021 was $30.9 million primarily related to the maturities of marketable securities of $44.5 million, offset by purchases of marketable securities of $13.6 million.

Cash provided by investing activities during the nine months ended September 30, 2020 was $50.2 million primarily related to the maturities of marketable securities of $54.4 million, offset by purchases of marketable securities of $4.0 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 was $33.7 million, and consisted primarily of $27.5 million in proceeds related to the Pfizer Purchase Agreement, $5.4 million net sales of common stock under our “at-the-market” offering program sales agreement and proceeds of $1.2 million from the exercise of employee stock options, offset by the payment of offering and financing expenses of approximately $0.4 million.

Cash provided by financing activities during the nine months ended September 30, 2020 was $114.8 million, consisting primarily of proceeds of $105.2 million from the sale of common stock, Series C Preferred Stock and Series D Preferred Stock in our rights offering and underwritten public offering, proceeds of $9.2 million from the sale of common stock under our "at-the-market" offering program sales agreement and proceeds of $1.0 million from the exercise of employee stock options, offset by the payment of offering expenses of $0.6 million.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $123.4 million. In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. The foregoing does not take into account our Revenue Interest Agreement entered into on September 29, 2021 and the initial payment we received thereunder on October 19, 2021 of $50.0 million, nor does it take into account the other potential milestones payments thereunder, including the payment of an additional $50.0 million upon FDA approval of tebipenem HBr for a complicated urinary tract infection indication if obtained on or before December 31, 2022. For more information, see Recent Developments and Note 11 - Revenue Interest Financing to the Financial Statements above.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $123.4 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of September 30, 2021, the net fair value of our interest sensitive marketable securities would hypothetically decline by $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

Our Revenue Interest Financing Agreement with HCR could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

In exchange for the total investment amount received by us from HCR under our Revenue Interest Agreement, we must pay HCR a tiered royalty on applicable revenue generated by tebipenem HBr, SPR720 and SPR206 and other products marketed by us until the aggregate amount paid to HCR is two and a half times the total investment amount. We received $50.0 million from HCR at an initial funding on October 19, 2021 (the “Initial Investment Amount”).We are entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr on or before December 31, 2022 (the “Second Investment Amount”), and an additional $25.0 million subject to the mutual agreement of the Company and HCR and if the Company meets certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch (the “Third Investment Amount,” and together with the Initial Investment Amount and the Second Investment Amount, collectively, the “Investment Amount”). Specifically, the tiered royalties are on: (1) worldwide net sales of Included Products (as defined below) by us (and excluding sales by licensees), and (2) any payments received by licensees, in each case of tebipenem HBr, SPR720, SPR206 and any other products marketed by us, which we refer to as the Included Products, in amounts ranging from 12% to 1% based on annual net revenues, as defined in the Revenue Interest Agreement (or 14% to 1.5% if the Third Investment Amount is funded). The applicable royalty rate is subject to a one-time step-down if certain sales milestones are met. When HCR has received aggregate payments equal to the 250% of the Investment Amount (the “Hard Cap”), HCR’s right to receive royalties on net revenues will terminate.

If we have not received FDA approval for tebipenem HBr for a cUTI indication on or prior to December 31, 2022, the Revenue Interest Agreement will terminate and we must pay to HCR an amount equal to the initial investment amount of $50 million plus interest equal to a 13.5% annual rate of return. If HCR has not received aggregate payments of at least 60% of the amount funded by HCR to date by September 30, 2025 and at least 100% of the amount funded by HCR to date by September 30, 2027, then we must make a cash payment within 45 calendar days of the applicable date to HCR in an amount sufficient to gross HCR up to such minimum amounts after giving full consideration of the cumulative amount we paid to HCR through each date.

When HCR has received aggregate payments equal to the Hard Cap, HCR’s right to receive royalties on net revenues will terminate. If an event of default or a change of control of us occurs, we must immediately repay HCR an amount equal to the Hard Cap, minus aggregate payments made to HCR under the Revenue Interest Agreement, and the Revenue Interest Agreement will terminate. In the event of certain other material breaches of the Revenue Interest Agreement or the occurrence of a “material adverse effect” (as defined therein), HCR will have the right to terminate the Revenue Interest Agreement, whereby we must pay to HCR an amount equal to the initial investment amount, plus a 15% annual rate of return, minus aggregate payments made to HCR under the Revenue Interest Agreement. In the event that the Revenue Interest Agreement terminates on the twelfth anniversary of the initial closing, we may be required to make a payment to HCR at that time to ensure that HCR will have received aggregate payments equal to the total investment amount funded, plus a 2% annual rate of return over the term of the Revenue Interest Agreement.

Pursuant to the Revenue Interest Agreement, we agreed to specified affirmative and negative covenants, including covenants to use commercially reasonable efforts to promote tebipenem HBr in the United States; prosecute and defend intellectual property rights; periodic reporting of information by us to HCR; audits of royalty payments made under the Revenue Interest Agreement; and restrictions on the ability of us or any of our subsidiaries to incur indebtedness, subject to certain exceptions. The Revenue Interest Agreement also contains representations and warranties, other covenants, indemnification obligations, and other provisions customary for transactions of this nature.

In connection with the Revenue Interest Agreement, we also entered into a Security Agreement with HCR’s collateral agent, pursuant to which we granted HCR a first-priority blanket lien on tebipenem HBr assets, including tebipenem HBr patent rights, tebipenem HBr regulatory approvals, and tebipenem HBr material contracts, as well as future cash receipts relating to product sales. Additionally, we will grant HCR a lien on equity interests of any subsidiaries that hold tebipenem HBr-related assets and any such subsidiaries will become guarantors under the Security Agreement. In the event of an event of default under the Revenue Interest Agreement, HCR would have the right to foreclose on the pledged collateral and exercise customary creditors’ rights and remedies under a deposit account control agreement covering a collection account that will receive all revenues from product sales.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net loss was $60.5 million and $59.7 million during the nine months ended September 30, 2021 and 2020, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. The foregoing does not take into account our Revenue Interest Agreement entered into on September 29, 2021 and the initial payment we received thereunder on October 19, 2021 of $50.0 million, nor does it take into account the other potential milestones payments thereunder, including the payment of an additional $50.0 million upon FDA approval of tebipenem HBr for a complicated urinary tract infection indication if obtained on or before December 31, 2022. For more information, see Recent Developments and Note 11 - Revenue Interest Financing to the Financial Statements above. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. The foregoing does not take into account our Revenue Interest Agreement entered into on September 29, 2021 and the initial payment we received thereunder on October 19, 2021 of $50.0 million, nor does it take into account the other potential milestones payments thereunder, including the payment of an additional $50.0 million upon FDA approval of tebipenem HBr for a complicated urinary tract infection indication if obtained on or before December 31, 2022. For more information, see Recent Developments and Note 11 - Revenue Interest Financing to the Financial Statements above. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of September 30, 2021, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program or SBIR, for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of our Potentiator product candidates and an award from the DoD Congressionally Directed Medical Research Programs, or CDMRP, Joint Warfighter Medical Research Program for SPR206.

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

We may not commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, and we may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have submitted an NDA to the FDA for tebipenem HBr tablets for the treatment of complicated urinary tract infections, including pyelonephritis, caused by susceptible microorganisms, but we have not submitted an NDA to the FDA or similar applications to comparable foreign regulatory authorities for any of our other product candidates.

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

We recently submitted an NDA for tebipenem HBr for the treatment of cUTI, but we have not submitted an NDA for any of our other product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. Based on standard FDA review timelines, the FDA has a 60-day period to determine whether the NDA is complete and acceptable for review. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply with prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

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

If the FDA approves our NDA for tebipenem HBr for the treatment of cUTI, we expect that it will be designated by the agency as an RLD and that it will be eligible for five-year new chemical entity exclusivity under the Hatch-Waxman provisions of the FDCA. This exclusivity period would block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that references our future NDA, if approved. The Qualified Infectious Disease Product, or QIDP, designation granted by FDA to this drug product and indication also make it eligible for a further five-year extension of that Hatch-Waxman exclusivity. We cannot predict the interest of potential generic competitors in the future market for such an approved treatment for cUTI, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the applicable exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.

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

Our amended and restated certificate of incorporation, as amended, authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

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

As of September 30, 2021, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 52% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that our stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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
•
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•
require the approval of the holders of at least 75% of the votes that all of our stockholders would be entitled to cast to amend or repeal certain provisions of our amended and restated certificate of incorporation, as amended, or amended and restated bylaws.

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

In addition, our amended and restated certificate of incorporation, as amended, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, as amended, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Provisions in our charter and other provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Certificate of Amendment to the Registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 17, 2021		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

10.1#	Spero Therapeutics, Inc. 2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/18/2021	001-38266

10.2#	Form of Stock Option Agreement under the 2017 Stock Incentive Plan, as amended		Form S-8 (Exhibit 4.6)	9/20/2021	333-259662

10.3#	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/30/2021	001-38266

10.4†	Revenue Interest Financing Agreement, dated September 29, 2021, by and between the Registrant and entities managed by HealthCare Royalty Management, LLC		Form 8-K (Exhibit 10.1)	9/30/2021	001-38266

10.5	Security Agreement, dated September 29, 2021, by and between the Registrant and HCR Collateral Management, LLC		Form 8-K (Exhibit 10.2)	9/30/2021	001-38266

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: November 10, 2021	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)