Form 10-K
period 2021-12-31
Spero Therapeutics, Inc.
filed 2022-03-31
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $326.3 million (based on the last reported sale price on the Nasdaq Global Market as of such date). As of March 25, 2022, there were 32,755,559 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
the timing and outcome of the New Drug Application (“NDA”) approval process for tebipenem HBr;
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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
We are heavily dependent on the success of our lead drug candidate tebipenem HBr, for which a New Drug Application was recently accepted for filing by the U.S. Food and Drug Administration and is currently under substantive review. If we are unable to obtain marketing approval for and successfully commercialize tebipenem HBr, or if we experience significant delays in doing so, our business could be materially harmed.
•
If our NDA for tebipenem HBr, for which we are currently engaged in discussions with the FDA, is not sufficient for approval of tebipenem HBr, our business will be adversely affected.
•
If the evidence submitted with our NDA for our product candidates fail to demonstrate safety and efficacy to the satisfaction of the United States Food and Drug Administration (“FDA”) or comparable foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
•
To support our NDA approval strategy for tebipenem HBr, we are relying, in part, on clinical data from two exploratory Phase 2 clinical trials conducted by Meiji (ME1211) and Global Pharma (L-084 04) in Japan, which were not conducted in accordance with FDA guidance for clinical trials in patients with cUTI. To the extent that these clinical trial design differences limit our use of the clinical data, our marketing approval of tebipenem HBr from the FDA could be materially delayed and we may incur material additional costs.
•
Our analyses based on preliminary or interim data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•
Our Revenue Interest Financing Agreement (“Revenue Interest Agreement”) with HealthCare Royalty Management, LLC (“HCR”) could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
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
•
The continued COVID-19 pandemic could adversely impact our business, including our preparation for commercial launch of tebipenem HBr, preclinical studies and clinical trials.
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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing treatments involving bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases where there is high unmet medical and patient need. Our most advanced product candidate, tebipenem pivoxil hydrobromide (“tebipenem HBr”) is designed to be the first oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. If approved by the FDA, tebipenem HBr would be the first oral cUTI drug to earn approval in 26 years, which would be an important achievement. Treatment with effective orally administered antibiotics may help avoid hospitalization, and the avoidance of IV administration could lead to reduced healthcare resource utilization.

We believe that tebipenem HBr, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of certain bacterial infections that cause cUTI in both the community and hospital settings.

Our pipeline also includes SPR720 and SPR206. SPR720 is designed to be the first oral treatment for non-tuberculous mycobacterial (“NTM”) infection, a growing global health concern where treatment failure is common, and no approved therapies exist. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for NTM pulmonary infection. SPR206 is a direct acting intravenous (“IV”)-administered next-generation polymyxin analogue developed from our potentiator platform that is in clinical development as an innovative potential option to treat MDR Gram-negative bacterial infections within the hospital. First-line IV empiric antibiotics, such as levofloxacin, ceftazidime and piperacillin-tazobactam, have experienced diminished utility as the number of bacterial strains resistant to these antibiotics in the hospital has increased. SPR206, if successfully developed and approved, has the potential to offer broad-spectrum antibiotic activity, including against MDR Gram-negative pathogens including carbapenem-resistant Enterobacteriaceae, Acinetobacter baumannii and Pseudomonas aeruginosa.

Antibiotic Background

Antibiotics are drugs used to treat infections that are caused by bacteria. Prior to the introduction of the first antibiotics in the 1930s and 1940s, common bacterial infections, such as wound infections, urinary tract infections (“UTIs”) and pneumonia were often fatal. Today, we rely on antibiotics to treat and prevent infections, which has led to progress in life expectancy, medical advances and global public health.

There are two main varieties of bacteria, Gram-negative bacteria and Gram-positive bacteria, which are distinguished by structural differences in their cellular envelope. Gram-positive bacteria are surrounded by a single lipid-based cell membrane and a thick cell wall, while Gram-negative bacteria are encircled by two lipid membranes, an inner membrane and an outer membrane, with a thinner cell wall in between, as shown in the illustration below.

Antibiotics that target Gram-negative bacteria must be specifically designed to cross both the inner and outer membranes to enter the bacteria. The outer membrane represents a significant barrier to the entry into the bacteria and is one factor for the reduced potency of many agents used to treat Gram-negative bacterial infections. Recent studies have found that Gram-negative bacteria in certain patient types, such as those with sepsis and interstitial lung disease (“ILD”), are associated with higher mortality and increased intensive care unit (“ICU”) admission, while only limited therapeutic options are available. Moreover, a study of 13,796 patients in intensive care units around the world reported in 2009 that 51% of patients experienced bacterial infections, and of these patients 62% were infected by Gram-negative organisms.

Antibiotics are evaluated according to several criteria, including:

•
Spectrum. Antibiotics that are effective against a wide variety of bacteria are considered to be broad-spectrum, while those that act upon only a limited number of bacteria are considered to be narrow-spectrum.
•
Potency. Potency is the measure of the microbiological ability of an antibiotic to kill or inhibit growth of bacteria in vitro. Potency is commonly expressed as the minimum inhibitory concentration (“MIC”) in µg/mL, which is the lowest concentration at which the drug inhibits growth of the bacteria. Antibiotics with lower MICs are considered to be more potent.
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

Growing Antibiotic Resistance in the Hospital and Community Settings

Antibiotic resistance is one of the largest threats to global health, and resistance rates are increasing. Antibiotic resistance can affect anyone, of any age and in any country. In a systematic analysis examining the global burden of bacterial resistance published in The Lancet, there were an estimated 4.95 million deaths (95% UI 3.62–6.57) associated with drug-resistant infections in 2019, of which 1.27 million (0.911–1.71) deaths were directly attributable to drug resistance. Escherichia coli (E. coli), a Gram-negative bacterium and the most common pathogen to cause cUTIs, was responsible for the most attributable deaths to antibiotic resistance in 2019. The Centers for Disease Control and Prevention (“CDC”) estimates that the annual impact of antibiotic-resistant infections on the United States economy is $20-35 billion in excess direct health care costs.

According to the CDC, among all of the bacterial resistance problems, Gram-negative pathogens, which cause a majority of all bacterial infections, are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment. In February 2017, the World Health Organization (“WHO”) published a list of Gram- negative bacteria based on the urgency of need for new antibiotics and highlighted a critical group of MDR Gram-negative bacteria that pose a particular threat to human health, including Acinetobacter, Pseudomonas and multiple Enterobacteriaceae (including Klebsiella sp., E. coli, Serratia and Proteus). These pathogens are associated with significant mortality because the increased incidence of antibiotic resistance has limited the number of effective treatment options.

Complicated Urinary Tract Infections (cUTIs)

UTIs are among the most common bacterial diseases worldwide, and have significant clinical and economic burden. cUTIs describe UTIs that fail to respond to a standard course of treatment associated with the presence of any number of underlying factors in patients, such as anatomical abnormalities of the urinary tract, a higher likelihood of resistant pathogens, and/or medical comorbidities, which put patients at higher risk of complications. Patients with cUTI have a higher risk of recurrence and progression to severe infection, as well as a greater risk of morbidity and mortality, when compared to uncomplicated UTI.

With an estimated 3 million cases each year in the United States, cUTI is a leading cause of infection-related hospitalization. According to Simmering et al., there has been a concerning 52% (population-adjusted) increase in the incidence of hospital admission for UTI over the course of a decade (1998‑2011) which is associated with additional costs. In a nationwide cohort study, the total median 30-day post index all-cause total healthcare costs for cUTI care ranged from $1,531 for patients initially identified in the outpatient setting to $13,028 for patients initially identified in the inpatient setting. While drugs such as trimethoprim/sulfamethoxazole (Bactrim/Septra) and fluoroquinolones (levofloxacin, ciprofloxacin) have been the primary oral options for treatment of UTIs caused by Gram-negative organisms, nearly 30% to 35% of UTIs are resistant, which has led to increased use of IV-administered therapeutics such as carbapenems. Carbapenems have been utilized for more than 30 years and are considered the standard of care for many serious MDR Gram-negative bacterial infections, but have only been available as IV-administered formulations. Currently, there are no commercially available oral carbapenems for use in adults.

The growing challenges of limited effective oral treatment options for cUTI and pyelonephritis due to increasing rates of resistance amongst uropathogens place undue burden on both patients and the healthcare system, in terms of recurrent infections, hospitalizations, and cost, which can be significant.

Our Pipeline:

Tebipenem HBr (tebipenem pivoxil hydrobromide): Novel Antibiotic with Potential to be the First Oral Carbapenem for Use in Adults

Our lead product candidate, tebipenem HBr, is an oral carbapenem intended for use to treat certain bacterial infections that cause cUTIs, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. In early January 2022, we announced that the FDA accepted for substantive review our NDA seeking approval for tebipenem HBr oral tablets for treatment of cUTI, including pyelonephritis, caused by certain microorganisms in adult patients who have limited oral treatment options. The FDA has granted the NDA Priority Review with a Prescription Drug User Fee Act (“PDUFA”) target action date of June 27, 2022. Tebipenem HBr has been granted Qualified Infectious Disease Product (“QIDP”), Fast Track, and Priority Review designations for this indication. For more information, see “−Tebipenem HBr Clinical Development Program – NDA Status” below.

In September 2020, we released our positive topline data results from ADAPT-PO, the pivotal Phase 3 clinical trial evaluating our oral antibiotic candidate, tebipenem HBr, for the treatment of adults with bacterial cUTI and acute pyelonephritis (“AP”). The trial achieved its primary objective as specified in the protocol, demonstrating that oral tebipenem HBr was statistically non-inferior to intravenous ertapenem in the treatment of patients with cUTI and patients with AP with respect to the primary endpoint of overall response at the test-of-cure (“TOC”) visit in the microbiological-intent-to-treat (“ITT”) (“micro-ITT”) population. To accelerate our clinical development of tebipenem HBr, in June 2017, we signed an exclusive license to certain data and know-how from Meiji and a global pharmaceutical company, to which we refer as Global Pharma. We have global commercialization rights to tebipenem HBr, except in certain contractually specified Asian countries.

Tebipenem HBr Key Attributes

Key attributes of tebipenem HBr support our confidence in tebipenem HBr’s commercial prospects, if tebipenem HBr receives regulatory approval. Based on the results of ADAPT-PO, we believe tebipenem HBr has the potential to be a safe and effective treatment for cUTI. We may pursue future studies of tebipenem HBr to treat other serious and life-threatening infections.

•
Potential to be the first oral carbapenem in adults, if approved. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat cUTIs, including pyelonephritis. Unlike other carbapenems, which are only available as IV-administered infusions, tebipenem HBr is an orally administered tablet. Oral administration may potentially allow physicians to avoid IV-administered antibiotics for otherwise healthy or stable patients, and the avoidance of IV administration could lead to reduced healthcare resource utilization.
•

Potential to conduct studies to enable IV-to-oral transition of antibiotic treatment of appropriate hospitalized cUTI patients. We believe the unique oral formulation of tebipenem HBr may potentially enable appropriate cUTI patients who begin IV-administered antibiotic treatment for multi-drug resistant cUTIs in the hospital setting, to transition to oral dosing of tebipenem HBr either in the hospital or upon discharge for home-based care.

•
Differentiated launch strategy. Currently the available oral options to treat cUTI infections are limited both from an ability to effectively treat MDR pathogens, as well as from safety and tissue penetration constraints. An effective oral option has the potential to reduce unnecessary hospitalizations, as well as to transition patients out of the hospital faster. An oral therapy like tebipenem HBr would be primarily reimbursed outside the hospital diagnosis related group (“DRG”) system.

Fluroquinolones

Currently, fluoroquinolones are the most widely used antibiotic class in treating community and hospital Gram-negative infections, including UTIs, but they have encountered increasing resistance among MDR Gram-negative bacteria and are associated with significant adverse effects. In particular, E. coli non-susceptibility to fluoroquinolones, trimethoprim/sulfamethoxazole, and oral cephalosporins range from 25% to 36%, based on isolates collected from both nosocomial, or hospital-acquired, and community-acquired infections. Co-resistance further compounds the issue of antibiotic resistance, for instance more than 40% of E. coli isolates with trimethoprim/sulfamethoxazole resistance were co-resistant to levofloxacin.

As such, current UTI treatment guidelines published by the Infectious Diseases Society of America identify fluoroquinolones as an appropriate empirical therapy option. This recommendation, however, is contingent on local resistance rates being less than 10%. However, the high rates of fluoroquinolone-resistant E. coli found in the United States today in the community and hospital settings, as shown in the table below, would suggest that there is a need for an antibiotic that is effective on fluoroquinolone-resistant infections.

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

Market Opportunity for Tebipenem HBr

A significant majority of cUTIs are caused by a group of MDR Gram-negative bacteria called Enterobacterales, against which tebipenem HBr has demonstrated antibacterial activity. Given the observed activity of tebipenem HBr against a broad spectrum of bacterial pathogens, healthcare providers may prescribe tebipenem HBr, if approved, for use in the following uses, if approved therefor:

•
Community setting: Treating cUTIs acquired in the community setting without the need for patient hospitalization.
•
Hospital setting: Transitioning appropriate patients hospitalized for cUTIs to an appropriate oral therapy as they are discharged from the hospital.

We believe tebipenem HBr is well positioned to meet an unmet need for an oral therapy for patients with cUTI infections, including pyelonephritis, caused by certain microorganisms. Physicians may prescribe tebipenem HBr, if approved, to treat MDR cUTIs and patients prescribed tebipenem HBr may avoid hospitalization.

Tebipenem HBr Clinical Development Program

Single Pivotal Phase 3 Clinical Trial (ADAPT-PO)

In September 2020, we announced positive data from the ADAPT-PO Phase 3 trial evaluating an oral regimen of tebipenem HBr head-to-head versus an IV regimen of ertapenem for the treatment of adults with cUTI, including AP. The global, randomized, placebo-controlled ADAPT-PO Phase 3 clinical trial evaluated the safety and efficacy of tebipenem HBr in hospitalized adult patients with cUTI or AP. Patients were randomized (1:1) to receive tebipenem HBr (600 mg) orally every 8 hours, or ertapenem (1 g) IV every 24 hours, for a total of 7 to 10 days.

The ADAPT-PO trial achieved its primary objective as specified in the protocol, demonstrating that oral tebipenem HBr was statistically non-inferior to intravenous ertapenem in the treatment of patients with cUTI or AP with respect to the primary endpoint of overall response at the TOC visit in the micro-ITT population. Overall response (combined clinical cure plus microbiological eradication) rates at TOC were 58.8% for oral tebipenem versus 61.6% for IV ertapenem (treatment difference, -3.3%; 95% confidence interval [CI]: -9.7, 3.2; -12.5% NI margin).

Data presented at IDWeek 2020 demonstrated that all secondary endpoints, including both the clinical cure and microbiological eradication rates were comparable between treatment groups at the end of treatment (“EOT”), TOC and at late follow-up (“LFU”), visits. Specifically, clinical cure rates, which are the key determinant in routine clinical management of cUTI/AP patients, were >93% in both treatment groups at TOC. The high clinical cure rates at TOC were sustained through LFU (88.6% and 90% for tebipenem HBr and ertapenem, respectively), demonstrating a durable clinical response in patients with cUTI and AP. Favorable microbiological response rates at TOC were likewise comparable between treatment groups and were similarly sustained up to LFU in both treatment groups (57.2% and 58.2% for tebipenem HBr and ertapenem, respectively). There were no statistically significant differences between treatment groups in overall response rates across key subgroups of interest, including those determined by age, baseline diagnosis, and presence of bacteremia at baseline. Pathogen microbiological response rates were generally balanced across treatment groups for the predominant uropathogens observed.

Comparative safety and tolerability data from 1,372 hospitalized adult patients enrolled in the study were similar between the tebipenem HBr and ertapenem treatment groups. Treatment-emergent adverse events (“TEAEs”), were reported in approximately 26% of patients in both treatment groups and the most commonly reported TEAEs in both treatment groups were diarrhea (5.0%) and headache (3.8%). Serious TEAEs were infrequent (1.3% for tebipenem HBr vs. 1.7% for ertapenem) and no deaths were reported in the trial. Three Clostridioides difficile associated TEAEs were observed in the ertapenem group, while none were observed in the tebipenem HBr group.

We believe that positive results from a single pivotal Phase 3 clinical trial of tebipenem HBr in cUTI would support the approval of tebipenem HBr for the treatment of cUTI, including pyelonephritis, caused by certain microorganisms in adult patients who have limited oral treatment options. The primary analysis and assessment of non-inferiority were evaluated using a pre-specified -12.5% non-inferiority (“NI”) margin. This NI margin was a modification of the original NI margin of -10% that was discussed and agreed upon with the FDA because of concern that the COVID-19 pandemic could have an adverse effect on the trial. As a result, the NI margin was modified prior to the database lock from the original NI margin.

NDA Status

We included data from our completed ADAPT-PO Phase 3 clinical trial of tebipenem HBr, together with requisite safety data, CMC information, clinical pharmacology and nonclinical studies, in our NDA submission to the FDA, which we announced on October 28, 2021. We subsequently announced on January 3, 2022 that the FDA accepted our NDA for substantive review and granted Priority Review designation with a PDUFA target action date of June 27, 2022.

Currently, the FDA’s review of the NDA is ongoing. The FDA informed us that, upon further review of the NDA, it has been determined that an Advisory Committee meeting is not needed to discuss the application. In late March 2022, the FDA notified us that, as part of its ongoing review of the NDA for tebipenem HBr, it has identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments at this time. The FDA stated that the notification does not reflect a final decision on the information under review.

This FDA notification comes at the midpoint of the scheduled six-month NDA review period, which was the goal date that the FDA had originally scheduled to communicate proposed labeling and, if necessary, any post-marketing requirement and/or commitment requests to us. There are three months remaining before the PDUFA goal action date. We intend to work with the FDA to seek to resolve the deficiencies expeditiously. If this can be done to the satisfaction of the FDA, we believe there would be sufficient time to progress to labeling discussions within the existing PDUFA timeframe, given how early in the review period those discussions were originally scheduled to occur. However, we do not yet know the effect of this notification, if any, on our anticipated timelines or on the ultimate approval prospects of tebipenem HBr.

We have a late cycle review meeting scheduled with the FDA and expect to provide an update on or before our next earnings call in May 2022. We continue to prepare for an anticipated commercial launch of tebipenem HBr in the second half of 2022, as we work with the FDA.

QIDP Designation

The FDA has also designated tebipenem HBr as a Qualified Infectious Disease Product (“QIDP”) for the treatment of cUTI, Community-acquired pneumonia (“CABP”) and diabetic foot infections (“DFI”) under the Generating Antibiotic Incentives Now (“GAIN”) Act. Among other benefits of a QIDP designation, the first marketing application for the QIDP-designated drug qualifies for priority review by the FDA. The QIDP designation for tebipenem HBr, however, does not guarantee a faster development process or ensure FDA approval. Further, if tebipenem HBr is approved for the treatment of cUTI, CABP or DFI, the FDA’s QIDP designation previously granted to tebipenem HBr for those indications will entitle the drug product to receive a one-time five-year extension to any non-patent exclusivity period awarded to tebipenem HBr in the United States, such as a five-year New Chemical Entity exclusivity granted under the Hatch-Waxman Act, among other possible periods of regulatory exclusivity that would qualify for a GAIN exclusivity extension.

Japanese Data Supporting Safety of Tebipenem

Tebipenem pivoxil is a prodrug that is metabolized to tebipenem, its pharmacologically active form. We view the clinical safety profile of tebipenem pivoxil established by Meiji as relevant and supportive of tebipenem HBr because both metabolize to the same active moiety, tebipenem.

Tebipenem pivoxil is an orally administered carbapenem, which is a sub-group of the beta-lactam class of antibiotics. The safety of tebipenem pivoxil was evaluated in approximately 1,200 subjects supporting the application for approval in Japan. In this safety data set, there were 741 adult subjects across 17 trials and 440 pediatric subjects across six trials. These 23 trials in total included one double-blind, comparator-controlled trial in children, five open-label trials in children, five trials enrolling adult patients (including two open-label cUTI trials), and 12 Phase 1 clinical pharmacology trials. Among the clinical pharmacology studies, tebipenem pivoxil was evaluated for an effect on QT interval, and for the known effect of the pivoxil prodrug on plasma carnitine levels.

In these studies, tebipenem pivoxil was generally well tolerated, with an adverse event (“AE”) profile comparable to common, approved oral beta lactam antibiotics and IV-administered carbapenems. The most common AEs were gastrointestinal (e.g., diarrhea, loose stools) in both children and adults, and in Phase 3 clinical trial of otitis media, the incidence was similar to that reported for the comparator, cefditoren pivoxil, an oral cephalosporin antibiotic. No effect of the administration of tebipenem pivoxil on the prolongation of the QT interval was observed, and the effect on plasma carnitine concentrations was reversed post-treatment and not associated with AEs. A side effect seen with beta-lactam antibiotics is seizures; however, there have been no reports of inducement of seizures due to the administration of tebipenem pivoxil in clinical trials.

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

A clinical trial evaluating the effect of tebipenem pivoxil dosing over one week on intestinal flora was also performed. Total aerobic and anaerobic bacterial counts were evaluated. The total bacterial count was reduced by day 7 of the study in both the 100 and 200 mg TID groups. However, no additional change in the bacterial count was observed on subsequent examination days. Neither fecal C. difficile nor its toxin was detected in any of the subjects during or following completion of the 7-day dosing period.

Funded Label Expansion Opportunity

In addition to cUTI, we believe that tebipenem HBr has the potential to treat other serious and life-threatening infections, including CABP. Our award from Biomedical Advanced Research and Development Authority (“BARDA”) provides funding for Phase 1 and Phase 2 trials supporting a potential CABP indication for tebipenem HBr.

SPR720: Novel Oral Antibiotic Designed for Treatment of Non-tuberculous Mycobacterial (NTM) Infection

Another area of our focus is rare infectious diseases, specifically NTM pulmonary disease, a rare orphan disease. We are developing SPR720, which represents a novel class of antibacterial agents that target enzymes essential for bacterial DNA replication, for the treatment of NTM pulmonary disease. NTM causes chronic and serious lung disease with debilitating symptoms that leads to a decline in lung function. It can have a significant physical and emotional impact on patients. SPR720 is designed to be the first oral candidate to treat NTM pulmonary disease.

NTM infections represent a growing global health concern and major unmet medical need because of the lack of new medications being developed to combat these bacteria. Mycobacterium avium complex (“MAC”), is the most common NTM to cause human infection in the United States, and it makes up around 80% of the infections. The current treatment for NTM infection is lengthy and involves combination therapy, often three or more antibiotics. NTM infections are ubiquitous environmental pathogens that can cause progressive lung damage and respiratory failure, particularly in patients with compromised immune systems or underlying pulmonary disorders. NTM infection is also associated with high healthcare costs and high mortality.

In addition, many patients go undiagnosed and could benefit from treatment with additional testing. The elderly and people with compromised immune or lung function are at greatest risk, as are patients with bronchiectasis for whom it is estimated that up to 50% may also have active lung infection caused by NTM. The most common treatment for NTM infections is prolonged combination therapy (continuing for approximately 12 to 24 months) with drugs traditionally used for tuberculosis (“TB”) which have limited efficacy and high toxicity. In 2014, the annual cost in the United States of treating NTM infections alone was estimated at $1.7 billion. Treatment failure is common and is often due to poor compliance or inability to tolerate the regimen.

SPR720 Key Attributes:

•
Acceptable safety and tolerability within therapeutic dose range. Both the SPR720 Phase 1 trial and pharmacokinetic/pharmacodynamic (“PK/PD”) data indicated that predicted therapeutic exposures could be attained with a 500 – 1,000 mg once daily oral dose. These doses in the Phase 1 trial were associated with a low incidence of adverse events with no serious adverse events reported. The most common adverse event among all cohorts was mild diarrhea not requiring discontinuation of therapy.
•
Broad spectrum of activity. SPR720 has demonstrated a broad spectrum of activity in preclinical studies against the most common organisms causing NTM infections, including Mycobacterium avium complex, Mycobacterium kansasii and Mycobacterium abscessus. SPR720 is applicable to both non-refractory and refractory patients.
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
•
Lung exposure. SPR720 is an oral drug that penetrates the pulmonary space. A bronchoalveolar lavage study in non-human primates (“NHPs”) supports lung exposure. Furthermore, macrophage data from a 28-day hollow-fiber model of infection demonstrates the intracellular and extracellular activity of the drug.

SPR720 has shown potent activity against most common NTM infection species, such as M. avium, M. abscessus and M. kansasii. As shown in the exhibit below, SPR720 showed Pulmonary Activity versus M. avium ATCC 700898 in a Murine Chronic Infection Model. In this model SPR720 was effective as a monotherapy and in combination with standard of care (“SOC”) agents.

Market Opportunity for SPR720

NTM infection occurs in many different types of patients. NTM infection and pulmonary disease often occurs in people with compromised immune systems, such as those with human immunodeficiency virus (“HIV”), or those with respiratory conditions such as cystic fibrosis, chronic obstructive pulmonary disease, asthma, or bronchiectasis. According to Strollo et al. and Adjemian et al., the diagnosed patient population is approximately 86,000 in the United States with prevalence increasing at an estimated rate of 8% per year from 1997 to 2007. The estimated total NTM disease prevalence, according to Winthrop et al., among the diagnosed patient population in the United States, Europe, and Japan, is approximately 245,000 from 2008-2015. While people of any age can be infected by NTM, it mostly affects middle-aged to elderly adults and is increasing among patients over 65 years old, a population that is growing in numbers. While relatively rare compared to other infectious diseases, the prevalence of NTM has more than doubled since 1997 and unfortunately, infections caused by NTM are often undiagnosed, masquerading as another respiratory condition such as COPD or asthma. By comparison, the prevalence of TB in North America has declined.

Many patients experience progressive lung disease and mortality is high. We believe there is a need for new, potent, orally available therapies for NTM disease. While there are competitive compounds in development for NTM, these therapies are not effective in all patients.

We believe that our intellectual property portfolio for SPR720, which includes multiple issued patents and patent applications pending, will provide SPR720 protection globally, including in the United States and Europe, through 2033.

SPR720 Clinical Development Plan

Our strategy is to develop SPR720 to provide a treatment option to NTM patients to reduce their disease burden and improve their quality of life.

In March 2020, the FDA granted orphan drug designation for SPR720, a designation that is given to drugs intended to treat a rare disease or condition that affects fewer than 200,000 persons in the United States. An orphan drug designation can provide specific benefits including up to seven years of market exclusivity in the United States upon regulatory approval. In February 2019, we received QIDP designation for SPR720 for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by Mycobacterium tuberculosis. QIDP designation entitles a future marketing application for SPR720 for this indication to priority review by the FDA. In September 2020, SPR720 was awarded Fast Track Designation by the FDA for treatment of adult patients with NTM pulmonary disease. Neither the QIDP nor orphan drug designation nor Fast Track Designation, however, guarantee a faster development process or ensure FDA approval.

In December 2020, we initiated a Phase 2a dose-ranging clinical trial of SPR720 in patients with nontuberculous mycobacterial pulmonary disease following the acceptance of our investigational new drug (“IND”) application for SPR720 in August 2020. The Phase 2a clinical trial was designed as a multi-center, partially blinded, placebo-controlled proof-of-concept clinical trial of SPR720 that was expected to enroll approximately 90 treatment-inexperienced patients with NTM-PD due to MAC. Patients were randomized to receive either 500 mg or 1,000 mg of oral SPR720 once daily, placebo or SOC, consisting of a macrolide and ethambutol, plus the option of adding a rifamycin. The objectives of the trial were to evaluate the plasma pharmacokinetics, safety, tolerability, and microbiological response of SPR720 compared with placebo over 28 days of treatment, with the inclusion of the SOC arm to assess and ensure assay sensitivity for the trial design.

The doses selected for the Phase 2a trial of SPR720 were supported by PK/PD analyses as well as data from the Phase 1 clinical trial of SPR720. The Phase 1 trial reported in December 2019 was designed as a double-blind, placebo-controlled, ascending dose, a multi-cohort study in healthy subjects. Data from this Phase 1 trial was presented at ID Week 2020 and indicated that SPR720 is generally well-tolerated with predicted therapeutic exposures attainable with a 500 – 1,000 mg once daily oral dose, supporting further development of SPR720 in NTM pulmonary disease.

The Phase 1 clinical trial of SPR720 evaluated the safety, tolerability and PK of orally administered SPR720 at single doses ranging from 100 mg to 2000 mg and repeat total daily doses ranging from 500 mg to 1500 mg for up to 7 to 14 days. Across seven single ascending dose (“SAD”) and five multiple ascending dose (“MAD”) cohorts, a total of 96 healthy volunteers (including a cohort of healthy elderly (age ≥ 65 years) volunteers) were randomized to receive SPR720 or placebo. There were no serious adverse events reported and all participants completed the trial. SPR720 was generally well-tolerated at doses up to 1000 mg over the maximum studied duration of 14 days. PK data across the cohorts showed no significant impact of either advanced age or administration with food on PK variables. At doses of 500 mg or higher, the mean plasma drug exposures of SPR719, the active metabolite of SPR720, are consistent with those suggested by in vivo models of SPR720 to be necessary for clinical efficacy against target NTM pathogens.

Update on Phase 2a Clinical Trial

On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, following our notification to the FDA of our decision to pause dosing in our ongoing Phase 2a clinical trial of SPR720 as a precautionary measure related to events in our ongoing animal toxicology study of SPR720. We worked with the FDA throughout 2021 to evaluate the findings and determine the future development pathway for the SPR720 clinical program. The NHP study was completed in the third quarter of 2021, a study report was finalized and a complete response to the clinical hold was submitted to the FDA in the fourth quarter of 2021.

On January 4, 2022, we announced that the FDA lifted the clinical hold on the Phase 2 trial of SPR720. The FDA’s decision to lift the clinical hold followed our submission of the comprehensive study report with detailed analyses from the NHP toxicology study. We engaged with the FDA in the first quarter of 2022 to discuss the re-initiation and planned protocol of the SPR720 Phase 2 trial in NTM-PD patients, with an expected study start date commencing in the second half of 2022.

SPR206: IV-administered product candidate being developed as an innovative option to treat multi-drug resistant (MDR) Gram-negative bacterial infections in the hospital setting.

SPR206 is an IV-administered product candidate being developed as an innovative option to treat MDR Gram-negative bacterial infections in the Hospital Setting. Gram-negative bacteria represent a subset of bacterial organisms distinguished by the presence of an outer cell membrane. SPR206 is designed to treat MDR Gram-negative bacterial infections through interactions with the bacteria’s outer cell membrane.

SPR206 is a direct acting IV-administered agent that has demonstrated single-agent antibacterial activity in both in vitro and in vivo models of infection against Gram-negative bacteria, including organisms identified by the CDC and the WHO as urgent and serious threats to human health, including Acinetobacter baumannii, Pseudomonas aeruginosa and Enterobacterales.

In January 2020 we reported results from a Phase 1 clinical trial designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. In the Phase 1 clinical trial, SPR206 was well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and has a safety profile that we believe supports the further development of SPR206. In this SAD and MAD Phase 1 clinical trial, a total of 96 healthy volunteers were randomized to receive SPR206 or a placebo. All reported adverse events were mild to moderate and there were no reported severe or serious adverse events. There were no subjects with clinically significant changes in laboratory tests during the study. SPR206 was well-tolerated at doses up to 100 mg administered three times a day, a total of 300 mg daily, for 14 consecutive days and no evidence of nephrotoxicity was observed at this dose and duration. Pharmacokinetic data across the cohorts indicate dose linearity and dose proportionality as well as mean plasma drug exposures of SPR206 that are concordant with preclinical models predictive for clinical efficacy against target Gram-negative pathogens.

In June 2021, we initiated a Phase 1 bronchoalveolar lavage (“BAL”) clinical trial assessing the penetration of SPR206 into the pulmonary compartment and a renal impairment study (“RIS”) of SPR206. Both studies were completed in the fourth quarter of 2021. On February 16, 2022, we announced positive topline results from the Phase 1 BAL clinical trial. Results showed that SPR206 was generally well-tolerated with a mean lung epithelial lining fluid (“ELF”) to plasma concentration ratio of 0.264, with area under the curve (“AUC”) from 0-8 hours used to estimate the total uptake of SPR206. Importantly, the mean concentration of SPR206 in the lung ELF exceeds the SPR206 MIC (minimum inhibitory concentration) for targeted gram-negative pathogens for the entirety of the 8-hour dosing period. The Phase 1 RIS trial for SPR206 has been completed and final safety and PK data has been transferred, advancing the program forward. Final dose recommendations, including any adjustments for patients with renal impairment, are expected after completion of ongoing non-clinical studies and pharmacology analyses.

SPR206 has been granted QIDP designation by the FDA for the treatment of cUTI and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP). We have multiple patent applications pending for SPR206 that we believe will provide SPR206 protection globally, through 2039, including the United States and Europe.

SPR206 Key Attributes

We believe that with the following key attributes, SPR206 has the potential to become a safe and effective treatment for serious Gram-negative infections:

•
Potential to Expand the Potency of Standard-of-Care (SOC) Antibiotics. SPR206 is designed to expand the potency of SOC antibiotics by restoring and expanding their Gram-negative activity. We believe that this novel mechanism could provide a new option for patients with resistant Gram-negative infections, thereby improving therapeutic outcomes, decreasing physicians’ reliance on older poorly tolerated and ineffective drugs.

•
SPR206 appears to be a safe and potent IV-administered direct-acting agent. SPR206 is designed to interact with the Lipopolysaccharide (“LPS”) to disrupt the outer membrane. SPR206 is also designed to have direct antibiotic activity, while retaining potentiator activity, including activity against Pseudomonas aeruginosa and Acinetobacter baumannii. Data from SPR206 in vitro and in vivo good laboratory practice (“GLP”) safety pharmacology and absorption, distribution, metabolism, and excretion (“ADME”) studies and 14-day, two-species GLP toxicology studies provide support for an acceptable safety profile, which led to SPR206’s designation as a clinical candidate and the initiation of Phase 1 clinical trial in December 2018. Phase 1 data demonstrates that SPR206 is well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and has a safety profile that we believe supports the further development of SPR206. We are developing SPR206 as a treatment for high-risk patients with suspected or known Gram-negative infections such as carbapenem-resistant Enterobacterales (“CRE”) carbapenem resistant Acinetobacter baumannii (“CRAB”) and MDR Pseudomonas aeruginosa (“MDR PA”) to prevent mortality and reduce the length of stay in the hospital setting.

SPR206 Development Plan

In Vitro Activity of SPR206 against MDR Gram-Negative Bacteria

Results from multiple susceptibility studies against contemporary clinical isolates suggest that SPR206 possesses potent activity against MDR Enterobacterales, carbapenem resistant Pseudomonas aeruginosa and carbapenem resistant Acinetobacter baumannii.

Advancing SPR206 into Two Phase 1 Clinical Trials in 2021

In June 2021, we initiated a Phase 1 BAL clinical trial assessing the penetration of SPR206 into the pulmonary compartment and a renal impairment study (“RIS”) of SPR206. Both studies were completed in the fourth quarter of 2021. On February 16, 2022, we announced positive topline results from the Phase 1 BAL clinical trial. Results showed that SPR206 was generally well-tolerated with a mean lung ELF to plasma concentration ratio of 0.264, with AUC from 0-8 hours used to estimate the total uptake of SPR206. Importantly, the mean concentration of SPR206 in the lung ELF exceeds the SPR206 MIC for targeted gram-negative pathogens for the entirety of the 8-hour dosing period. The Phase 1 RIS trial for SPR206 has been completed and final safety and PK data has been transferred, advancing the program forward. Final dose recommendations, including any adjustments for patients with renal impairment, are expected after completion of ongoing non-clinical studies and pharmacology analyses.

The Phase 1 BAL clinical trial was an open-label study that enrolled thirty healthy volunteers into five cohorts. Subjects received three 100 mg doses of SPR206 infused every eight hours over one day. The objectives of the study were to evaluate the intrapulmonary PK, including ELF and alveolar macrophage (“AM”) concentrations of SPR206 compared to plasma concentrations. These data are important to establish dose requirements for clinical efficacy of SPR206 in the setting of hospital-acquired pneumonia (“HAP”)/ventilator-associated pneumonia (“VAP”). This study was conducted in collaboration with, and with financial support from, the United States Department of Defense (Award No. W81XWH1910295). The initiation of this clinical trial triggered the first of two milestone payments related to the study from our development partner, Everest Medicines II Limited (“Everest”).

The Phase 1 RIS clinical trial was an open-label study that enrolled forty volunteers into five cohorts. Cohort 1 was healthy volunteers, cohorts 2-4 were clinically stable subjects with various degrees of renal insufficiency, and cohort 5 was clinically stable subjects with end stage renal disease (“ESRD”) on hemodialysis. Subjects received a single 100 mg infusion of SPR206. The objectives of the study were to evaluate the PK of SPR206 in healthy subjects and in those with various degrees of renal insufficiency, including ESRD. These data are important to establish if the concentrations of SPR206 are impacted by differences in renal function and whether dose adjustments for SPR206 would be recommended in such context. This study was conducted in collaboration with, and with financial support from, the United States Department of Defense (Award No. W81XWH1910295).

Our Strategy

Our goal is to identify, develop and commercialize novel treatments for bacterial infections, including MDR bacterial infections, focusing on areas of high unmet medical need for safe and effective antibiotic treatments. Key elements of our strategy are as follows:

•
Advance our lead product candidate tebipenem HBr to regulatory approval. In January 2022 we announced the FDA had accepted the NDA with Priority Review for tebipenem HBr tablets for the treatment of cUTI, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. In addition to cUTI, we believe that tebipenem HBr has the potential to treat other serious and life-threatening infections, including community-acquired bacterial pneumonia (“CABP”). In December 2020, we initiated a Phase 1 BAL clinical trial to assess the penetration of tebipenem HBr into the pulmonary compartment, and we expect to report data from the trial at an upcoming medical conference in 2022. In addition, our tebipenem HBr collaboration with BARDA, which is further described elsewhere in this “Business” section of our Annual Report on Form 10-K, provides funding for a clinical trial in pediatric patients.
•
Establish global commercialization and marketing capabilities. We have global commercialization rights to all of our product candidates, with the exception of tebipenem HBr and SPR206 in certain contractually specified countries. Additionally, the Bill & Melinda Gates Medical Research Institute (“Gates MRI”) holds the rights to develop SPR720 for the treatment of lung infections caused by Mycobacterium TB in certain countries. We intend to build a targeted sales force and directly commercialize our product candidates in the United States in both hospital and community settings. Outside the United States, we intend to enter into collaborations with third parties to develop and market our product candidates in targeted geographical markets. By collaborating with companies that have an existing commercial presence and experience in such markets, we believe we can efficiently maximize the commercial potential of our product candidates. Further, our management team has extensive expertise in the commercialization of infectious disease treatments, having collectively played leading roles in the previous approval and launch of 11 infectious disease products.
•
Diversify into rare orphan infectious disease markets such as NTM disease. We believe there is a significant opportunity to develop products for underserved “orphan” infectious disease areas, such as NTM disease. These markets offer the attributes of fewer branded or generic competitors as well as chronic therapy. We believe our drug candidate SPR720 has the potential to be the first oral antibiotic approved for the treatment of nontuberculous mycobacterial pulmonary disease. In June 2019, SPR720 was the focus of an equity investment by the Novo REPAIR Impact Fund for $10 million, as well as a collaboration with Gates MRI to further the development of SPR720 for TB. We may seek to acquire other product candidates for other underserved, debilitating orphan infectious diseases. We will evaluate our ability to continue to advance SPR720 through clinical development. In December 2020, we initiated a Phase 2a clinical trial of SPR720 in treatment naïve patients with NTM pulmonary disease due to Mycobacterium avium complex (“MAC”). On February 5, 2021, we announced that the FDA informed us that a clinical hold had been placed on our Phase 2a clinical trial of SPR720, which we subsequently announced was lifted in January 2022, further described elsewhere in this “Business” section of our Annual Report on Form 10-K under the heading “Update on Phase 2a Clinical Trial.”
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
•
Continue to pursue collaborations with non-commercial organizations for scientific expertise and funding support. We have received funding support from BARDA, the United States National Institute of Allergy and Infectious Diseases (“NIAID”), the United States Department of Defense (“DoD”) and the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) a public-private partnership funded by BARDA within the United States Department of Health and Human Services. We intend to continue to collaborate with government agencies and non-profit foundations to support the development of our product candidates.

•
Expand our portfolio of product candidates for the treatment of MDR infections. Since our inception, we have focused on identifying and developing antibiotics to treat bacterial infections, including MDR infections, and we are using our expertise to aggressively build and expand a portfolio of product candidates for the treatment of such infections where the unmet need exists and no viable generic alternatives are available. Our management team has deep-rooted relationships in the academic, medical and corporate infectious disease community, which provide us visibility into new and innovative therapies under development. Our focus in assessing product candidates relies on three principles: 1) a broad spectrum of activity, 2) convenience for patients, and 3) novel mechanism to overcome resistance. We believe the greatest unmet medical needs for safe and effective antibiotic treatments lie among infections due to MDR bacteria, as patients with these infections often have limited or inadequate therapeutic options, leading to high rates of mortality. The increasing prevalence of drug resistance and MDR bacteria, and the limitations of existing therapies and traditional drug development approaches, highlight the critical need for novel therapies capable of overcoming resistance, particularly orally administrable agents.

Collaboration, License and Service Agreements

In addition to our own patents and patent applications, we have acquired or licensed patents, patent applications and know-how from various third parties to access intellectual property covering product candidates that we are developing. We have certain obligations under these acquisitions or licensing agreements, including diligence obligations and payments, which are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, we may be obligated to pay royalties to such third parties on net sales of the respective products. Some of our license agreements include sublicenses of rights owned by third-party head licensors. In addition, we have entered into license agreements (described below) pursuant to which we have granted certain development, manufacturing and commercialization rights with respect to certain of our product candidates.

Meiji Agreements

To support our development of tebipenem HBr, in June 2017 we entered into an exclusive License Agreement with Meiji Seika Pharma Co., Ltd. (the “Meiji License”). Pursuant to the Meiji License, we obtained know-how, data and regulatory documents that have supported the development of tebipenem HBr and which we believe will help support the regulatory approval of tebipenem HBr.

We retain exclusive rights to commercialize tebipenem HBr throughout the world, except in Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, where Meiji will have exclusive rights to commercialize tebipenem HBr. With Meiji, we have established a joint development committee for the management of the development of tebipenem HBr, including any joint, cross-territory studies that may be undertaken by the parties, if any. In addition, the parties have established a joint commercialization committee to coordinate information sharing relative to the commercialization of tebipenem HBr.

Meiji and we have granted each other exclusive cross-licenses to our respective tebipenem intellectual property, including know-how and regulatory documentation. The license granted to us by Meiji includes certain know-how that Meiji received from Global Pharma, as described below. As such, our rights to the Global Pharma know-how component are non-exclusive.

Under the Meiji License, we have paid Meiji a one-time non-refundable upfront fee of $0.6 million, a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in our Phase 1 clinical trial of tebipenem HBr in October 2017 and a $1.0 million milestone payment upon submission of the NDA for tebipenem HBr in October 2021. We are obligated to pay Meiji future clinical and regulatory milestone payments up to an aggregate of $1.0 million and royalties of a low single-digit percentage based on net sales of tebipenem HBr. Additionally, we are obligated to pay Meiji a percentage of certain amounts received from any sublicensees, up to an aggregate of $7.5 million.

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

SPR206 Agreements

Cantab Agreements

In June 2016, we entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. (“CAI”) and New Pharma License Holdings Limited (“NPLH”). This agreement allows us to acquire NPLH and its intellectual property rights and assets relating to our polymyxin products, and our next-generation potentiating agents in particular. The intellectual property portfolio we acquired includes patents that cover SPR206 as well as other novel potentiating agents, polymyxin derivatives and other LPS or outer-membrane bacterial disrupting agents. In exchange for the acquisition of NPLH, we paid PBB upfront consideration in the amount of $0.3 million and also agreed to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.7 million as of December 31, 2021) upon the achievement of a specified commercial milestone. We also agreed to pay royalties of a low single-digit percentage based on net sales of products licensed under the agreement. In addition, Spero Cantab issued equity interest in Spero Cantab and entered into a subscription agreement and shareholders agreement with PBB. In July 2017, we repurchased PBB’s minority equity interest in Spero Cantab in exchange for a one-time non-refundable upfront fee of approximately $0.2 million and we also amended the Cantab Agreement to increase the contingent milestone payments to PBB by an aggregate of $0.1 million. The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

In addition, we held an NIAID contract that partially funded the next-generation potentiating agent development program. That contract was novated from CAI to us in December 2017. Under the contract, which was closed out as of June 15, 2021, we were obligated to pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, which was fulfilled as of December 31, 2021.

Everest Medicines License Agreement

On January 4, 2019, we, through NPLH, entered into a license agreement (the “Original Everest License Agreement”) with Everest, which Original Everest License Agreement also included an option granted by our wholly-owned subsidiary, Spero Potentiator, Inc., a Delaware corporation. Under the terms of the Original Everest License Agreement, we granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (“Licensed Products”) in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries, collectively referred to as the Territory. We retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant to SPR206, we granted Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture and commercialize SPR741 in the Territory. For the reasons discussed above, following an evaluation of the potentiator product candidates, we discontinued the development of SPR741, effective January 1, 2020, and decided to move forward with SPR206 as our lead potentiator product candidate. In addition, on October 29, 2019, Everest notified us that it did not intend to exercise its option with respect to SPR741 under the Original Everest License Agreement. Accordingly, effective January 1, 2020, we no longer have any intellectual property rights with respect to SPR741 and we no longer have any obligations for the cost of maintaining such intellectual property.

Under the terms of the Original Everest License Agreement, we received an upfront payment of $3.0 million. We also received a milestone payment of $2.0 million in the fourth quarter of 2020 upon completion and delivery of the results of a clinical study.

In January 2021, we entered into an amended and restated license agreement (the “Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc. which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modified the dates and values of certain milestone events related to the development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that we could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that we may receive up to $38.0 million upon achievement of certain milestones, of which $1.3 million has been received to date. In addition, under the Amended Everest License Agreement, we assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and related provisions have been removed. We are also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the Amended Everest License Agreement will expire on a jurisdiction-by-jurisdiction and Licensed Product-by-Licensed Product basis until the latest to occur of expiration of the last valid claim under a licensed patent in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of such Licensed Product in such jurisdiction. The Amended Everest License Agreement may be terminated in its entirety by Everest upon 90 or 180 days prior written notice, depending on the stage of development of the initial Licensed Product.

Pfizer License and Share Purchase Agreements

On June 30, 2021, we entered into a License Agreement (the “Pfizer License Agreement”) and a Share Purchase Agreement (the “Pfizer Purchase Agreement”) with Pfizer, Inc. (“Pfizer”). Under the terms of the Pfizer License Agreement, we granted Pfizer an exclusive royalty-bearing license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Licensed Products”) globally with some territorial exceptions (the “Pfizer Territory”). The Pfizer Territory excludes the United States and the Asian markets previously licensed to Everest, those being the People’s Republic of China, including Hainan Island, the Hong Kong Special Administrative Region of the People’s Republic of China, and the Macau Special Administrative Region of the People’s Republic of China, Taiwan, the Republic of Korea (South Korea), the Republic of Singapore, Malaysian Federation, Kingdom of Thailand, the Republic of Indonesia, Socialist Republic of Vietnam and the Republic of the Philippines).

Under the terms of the Pfizer Purchase Agreement, Pfizer purchased 2,362,348 shares of our common stock at a price of $16.93 per share for a total investment of $40.0 million. Under the terms of the Pfizer License Agreement, we received no other upfront payments but are eligible to receive up to $80.0 million in development and sales milestones, and may also receive high single-digit to low double-digit royalties on net sales of SPR206 in the Pfizer Territory. Achievement of these payments cannot be guaranteed. We and Pfizer agree that upon Pfizer’s request, the parties will negotiate in good faith regarding procuring a clinical or commercial supply of the compound.

We are responsible for all costs related to developing and obtaining regulatory approval of SPR206 and Licensed Products in the Pfizer Territory, with a focus on the European market, and are obligated to use commercially reasonable efforts, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee was established between Pfizer and us to coordinate and review the development, manufacturing and commercialization plans with respect to Licensed Products in the Pfizer Territory. Pfizer is responsible for commercializing SPR206 and the Licensed Products in the Pfizer Territory.

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

Other License, Collaboration and Service Agreements

Gates MRI Collaboration

In June 2019, we entered into a collaboration with Gates MRI, a nonprofit research institution wholly owned by the Bill and Melinda Gates Foundation, to develop SPR720 for the treatment of lung infections caused by Mycobacterium TB. In furtherance of the Gates MRI’s charitable purposes, we also granted the Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of TB in low- and middle- income countries. Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB as well as certain collaborative research activities performed by us.

Vertex Assignment and License Agreement

In May 2016, we entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) pursuant to which Vertex assigned to us rights to patents relating to the oral prodrug SPR720 and SPR719 (an active metabolite). The acquired patent portfolio includes protection for composition of matter, method of use, and specific key intermediates used in the manufacture of SPR719 and SPR720. We also obtained certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials as part of the transaction. In return, we granted Vertex an exclusive license to the assigned patents and know-how for use outside of the diagnosis, treatment or prevention of bacterial infections. In exchange for the assigned patents, we paid Vertex an upfront, one-time, non-refundable, non-creditable fee of $0.5 million, which was recognized as research and development expense, and we also agreed to pay Vertex future clinical, regulatory and commercial milestones up to $81.3 million in the aggregate and a royalty on the net sales of licensed products ranging from mid-single digits to low double digits. During the year ended December 31, 2020, we paid and recorded $0.9 million in expenses related to the achievement of regulatory milestones for SPR720. The agreement continues in effect until the expiration of all payment obligations thereunder, with royalty payment obligations continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the date of expiration in such country of the last to expire applicable patent. Further, Vertex has the right to terminate the agreement if provided with notification from us of our intent to cease all development or if no material development or commercialization efforts occur for a period of 12 consecutive months.

Savior Service Agreement

In November 2018, we entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, we paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on our balance sheet and was fully amortized over a service period of approximately 34 months as of December 31, 2021. We have paid Savior an additional $5.2 million for facility build out costs, which is classified as a long-term asset on our balance sheet as of December 31, 2021.

Revenue Interest Agreement

On September 29, 2021, we entered into the Revenue Interest Agreement with HCR, pursuant to which we sold to HCR the right to receive certain royalty payments from us for a purchase price of up to $125.0 million. In exchange for the total investment amount received by us from HCR under the Revenue Interest Agreement, we must pay HCR a tiered royalty on applicable revenue generated by tebipenem HBr, SPR720 and SPR206 and other products marketed by us until the aggregate amount paid to HCR is two and a half times the total investment amount. We received gross proceeds of $50.0 million from HCR at an initial funding on October 19, 2021 (the "Initial Investment Amount"). We are entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr on or before December 31, 2022 (the "Second Investment Amount") and an additional $25.0 million subject to the mutual agreement of us and HCR and if we meet certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch (the "Third Investment Amount" and together with the Initial Investment Amount and the Second Investment Amount, collectively, the "Investment Amount"). Specifically, the tiered royalties are on: (1) worldwide net sales of Included Products (as defined below) by us (and excluding sales by licensees), and (2) any payments received by licensees, in each case of tebipenem HBr, SPR720, SPR206 and any other products marketed by us, which we refer to as the Included Products, in amounts ranging from 12% to 1% based on annual net revenues, as defined in the Revenue Interest Agreement (or 14% to 1.5% if the Third Investment Amount is funded). The applicable royalty rate is subject to a one-time step-down if certain sales milestones are met. When HCR has received aggregate payments equal to the 250% of the Investment Amount (the "Hard Cap"), HCR’s right to receive royalties on net revenues will terminate.

If we have not received FDA approval for tebipenem HBr for a cUTI indication on or prior to December 31, 2022, the Revenue Interest Agreement will terminate and we must pay to HCR an amount equal to the initial investment amount of $50.0 million plus interest equal to a 13.5% annual rate of return. If HCR has not received aggregate payments of at least 60% of the amount funded by HCR to date by September 30, 2025 and at least 100% of the amount funded by HCR to date by September 30, 2027, then we must make a cash payment within 45 calendar days of the applicable date to HCR in an amount sufficient to gross HCR up to such minimum amounts after giving full consideration of the cumulative amount we paid to HCR through each date.

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

Government Awards

Through December 31, 2021, we have committed funding support of up to an aggregate of $51.8 million in non-dilutive funding from BARDA, NIAID, the DoD and concluded awards from CARB-X, SBIR and the DoD, with the potential to receive a total of up to $85.7 million (inclusive of amounts we have already received) if certain options are exercised. The awards are subject to termination for convenience at any time by the granting government agency, and the granting government agency is not obligated to provide funding to us beyond the base period amounts from Congressionally approved annual appropriations. These awards are structured in the following manner:

•
BARDA award to support the further clinical development of tebipenem HBr. The BARDA award provides total reimbursement to us of up to $59.7 million for qualified expenses for tebipenem HBr development. The award initially committed funding of $15.7 million over a three-year base period from July 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to approximately $18.2 million. In January 2020, BARDA exercised its first option under the contract, committing $15.9 million for tebipenem HBr through November 2021. In October 2021, BARDA extended the period of performance for the first contract option through December 15, 2022. Total committed funding under the BARDA award as of December 31, 2021 was $34.0 million, including the first option exercised in 2020. There is a second option exercisable by BARDA for the remaining $12.7 million of funding, subject to specified milestones being achieved under the award agreement. On January 19, 2022, BARDA added, and exercised, a new option to the original award, increasing the total amount of committed funding by $12.9 million to $46.9 million, increasing the total potential contract value to $59.7 million As part of our tebipenem HBr collaboration with BARDA described above, the new option partially offsets costs associated with a clinical trial in pediatric patients. The Defense Threat Reduction Agency (“DTRA”) will provide up to $10.0 million in addition to the total potential $59.7 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing tebipenem HBr in these areas, we will not receive any funds directly from DTRA. Upon these achievements, BARDA may exercise its second option to fund a clinical trial in pneumonia patients to demonstrate safety and data suggestive of efficacy.
•
NIAID funding for SPR206. The NIAID contract for SPR206 awarded in 2016 provides for total development funding of up to $6.5 million over a base period and three option periods. To date, funding for the base period and the first two option periods, totaled $5.9 million before the contract was closed out in June 2021. In May 2021, a new NIAID contract was awarded for SPR206 providing total development funding of up to $23.4 million, of which $2.1 million has been committed.
•
NIAID award under its Small Business Innovation Research program, or SBIR, for SPR720. This award provided up to $1.0 million of support for our SPR720 program. The scope of the program included in vitro and in vivo assessments of SPR720 against TB as well as nonclinical and manufacturing activities in support of both TB and NTM indications. The NIAID SBIR award was structured as a base period followed by a single option. For the base period of March 1, 2017 through February 28, 2018, NIAID committed funding of approximately $0.6 million for the SPR720 program. In February 2018 NIAID exercised the approximately $0.4 million option, with a period of performance from March 1, 2018 through February 28, 2019. In January 2019, the period of performance for this award was extended through February 28, 2020. This award was then closed at that time.
•
DoD funding for SPR206. In July 2019 we were awarded a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program, which will support, over a four-year period into July 2023, the development of SPR206. The funding will cover the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. This award was preceded by a DoD cooperative agreement award made to us in September 2016 that funded our potentiator product candidates to develop anti-infective agents to combat Gram-negative bacteria. It was structured as a single, two-year $1.5 million award with a period of performance through September 2019. That award has now been closed out.

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

Our success will significantly depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology and inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on the know-how and continuing technological innovation to develop and maintain our proprietary position.

Spero-Owned Intellectual Property Relating to Tebipenem HBr and Other Compounds Under Development

We have patent applications directed to the composition of matter, formulation and/or use of tebipenem HBr, SPR206 and SPR720 pending in the United States, Europe, Japan and other countries.

Tebipenem HBr Oral Carbapenem (Tebipenem Pivoxil Hydrobromide)

Our tebipenem HBr program contains one pending United States provisional patent applications, one issued and three pending United States patent applications, and four issued and 37 pending foreign patent applications covering novel preparations of tebipenem pivoxil hydrobromide as of December 31, 2021, all wholly owned by us. The provisional patent application must be converted to the Patent Cooperation Treaty (“PCT”) applications within one year of their October 2021 and February 2022 filing dates. The issued foreign patents are issued in Australia (2), Brazil, New Zealand and South Africa (2). Foreign patent applications are pending in Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office, the European Patent Office, Egypt, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Singapore, Thailand, Vietnam, and South Africa. United States and foreign patents covering our tebipenem pivoxil hydrobromide preparations will have statutory expiration dates of December 2037, February 2038, November 2041 and October 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

In January 2021, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No, 10,889,587, which is directed to the crystalline formulation of tebipenem HBr, our oral carbapenem in development for the treatment of cUTI and AP. This patent covers a crystalline form of tebipenem pivoxil HBr, pharmaceutical compositions of tebipenem pivoxil HBr and methods of use. The patent expires in February 2038.

Next-Generation Potentiator Product (SPR206)

The intellectual property portfolio for our next-generation polymyxin program contains patent applications and issued patents directed to a composition of matter for polymyxin-like compounds with different structural features, pharmaceutical compositions comprising the same, and methods of use for these novel compounds and compositions. As of December 31, 2021, we owned one United States patent and three pending United States patent applications, ten foreign patents, and 46 pending foreign patent applications in a number of jurisdictions including Argentina, Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office, the European Patent Office, India, Israel, Japan, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, Taiwan, Ukraine and Venezuela. Issued United States or foreign patents and any patents issued from pending United States or foreign applications covering our next-generation polymyxin program will have a statutory expiration date of May 2034, March 2035, November 2035, June 2039 or November 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

In 2019, we entered into an agreement with Everest, by which Everest would develop, manufacture, and commercialize SPR206 in China, South Korea, and certain Southeast Asian countries. Our agreement with Everest has since been amended to include an obligation by us to assign its SPR206 patent rights to Everest in these countries and assignments to Everest have now been executed.

NTM Disease Program (SPR720)

Our intellectual property portfolio for our DNA Gyrase Inhibitor program includes issued patents and pending patent applications directed to composition of matter for SPR720, and its close analogs and prodrugs, novel solid forms of SPR720 and its prodrugs, methods of manufacture, and methods of treatment using SPR720 alone and in combination with other antibiotic compounds. All patents and patent applications in the portfolio are wholly owned by us. As of December 31, 2021, we owned 11 issued United States patents, 91 issued foreign patents, and seven pending foreign patent applications. The issued and foreign patents are in a number of jurisdictions including the European Union and its member states, Argentina, Australia, Brazil, Canada, China, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, and Taiwan. Issued United States and foreign patents, and patents issuing from pending United States and foreign applications, will have statutory expiration dates of January 2032, June 2032 and July 2033. Patent term adjustments or patent term extensions could result in later expiration dates.

Patent Term and Patent Term Extensions

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

Russian, Eurasian Patent Office and Ukrainian Patents

Due to the war in Ukraine and sanctions between the United States and Russia, patents and patent applications in Russia, the Eurasian Patent Office ("EAPO") and Ukraine currently have an uncertain fate. The Russian patent office “Rospatent” will not accept payments from United States businesses with patents in Russia after June 23, 2022. The Eurasian patent office is located in Moscow and its payments are processed by Rospatent so it will also not be possible to pay fees for EAPO applications after June 23, 2022. Further, the Kremlin has stated it will no longer enforce patents held by businesses in “unfriendly” countries, in effect giving a royalty free license to all patents and patent applications filed by United States entities in Russia. Unless the conflict with Ukraine ends quickly it is unlikely our Russian and EAPO patent and patent applications will remain in effect.

Ukraine is currently under martial law and not processing patent applications. It is expected all patent deadlines in Ukraine will be extended.

Trade Secrets

We rely, in some circumstances, on trade secrets to protect our unpatented technology. However, trade secrets can be difficult to protect. We seek to protect our trade secrets and proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining the physical security of our premises and the physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached. We may not have adequate remedies for any breach and could lose our trade secrets through such a breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how, and inventions.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, and generic drug companies. Many of our potential competitors have greater financial, technical, and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our potential competitors may be more successful than us in obtaining FDA approval of drugs and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete.

We believe the key competitive factors that will affect the development and commercial success of our lead product candidate, tebipenem HBr, if approved, will be efficacy, coverage of drug-resistant strains of bacteria, safety, and tolerability profile, reliability, the convenience of oral dosing, price, availability of reimbursement from governmental and other third-party payers and susceptibility to drug resistance.

We are developing tebipenem HBr as an oral antibiotic for use as a monotherapy for the treatment of resistant and MDR infections. If approved, there are a variety of available oral therapies for the treatment of cUTIs that we would expect would compete with tebipenem HBr, such as Levaquin, Cipro and Bactrim and several antibiotics currently in clinical development for cUTI. We also expect that tebipenem HBr, if approved, would compete with future and current generic versions of marketed antibiotics. If approved, we believe that tebipenem HBr would compete effectively against these compounds on the basis of tebipenem HBr’s potential:

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with GLPs and other applicable regulations;
•
submission to the FDA of an IND which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”) to establish the safety and efficacy of the proposed drug product for each indication;
•
submission to the FDA of an NDA and payment of user fees;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMPs”) and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
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

Information about certain clinical trials and clinical trial results must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on the Clinicaltrials.gov registry. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The government has recently begun enforcing these registration and results reporting requirements against non-compliant clinical trial sponsors.

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

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. Results from one trial may not be predictive of results from subsequent trials. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA is submitted (pre-NDA meeting). Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the agency’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Acceptance of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (the “PDUFA”), is substantial (for example, for fiscal year 2022 this application fee is approximately $3.1 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $369,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Review of NDAs

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP.

Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review”, such as our NDA seeking approval for tebipenem HBr for treatment of cUTI, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA target action date.

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications.

The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control. The FDA generally accepts data from foreign clinical trials in support of an NDA if the trials were conducted under an IND. If a foreign clinical trial is not conducted under an IND, the FDA nevertheless may accept the data in support of an NDA if the study was conducted in accordance with GCPs and the FDA is able to validate the data through an on-site inspection, if deemed necessary. Although the FDA generally requests that marketing applications be supported by some data from domestic clinical trials, the FDA may accept foreign data as the sole basis for marketing approval if (1) the foreign data are applicable to the United States population and United States medical practice, (2) the studies were performed by clinical investigators with recognized competence, and (3) the data may be considered valid without the need for an on-site inspection or, if the FDA considers the inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.

Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process or delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.

The FDA also may require submission of a REMS if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

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

Decisions on NDAs

The FDA reviews an applicant to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance. Our NDA seeking approval for tebipenem HBr for treatment of cUTI, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options, is based on a single Phase 3 clinical trial (the ADAPT-PO trial).

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter (“CRL”) or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs within 30 days of approval of such products. To date, CRLs are not publicly available documents.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug qualifies as a QIDP under the GAIN Act. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for a rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process. Tebipenem HBr has been granted fast track designation by the FDA for the treatment of cUTI, including pyelonephritis, caused by certain microorganisms in adult patients who have limited oral treatment options, and in September 2020, SPR720 received fast track designation for treatment of adult patients with NTM pulmonary disease.

In addition, with the enactment of the FDA Safety and Innovation Act ("FDASIA") in 2012, Congress created a new regulatory program for therapeutic candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

FDASIA also included the Generating Antibiotics Incentives Now Act (the "GAIN Act") which directed the FDA to implement the qualified infectious disease product ("QIDP") designation program. The GAIN Act created incentives for the development of antibacterial and antifungal drug products for the treatment of serious or life-threatening infections. A therapeutic candidate designated as a QIDP is eligible for fast track designation, and the first marketing application submitted for a specific drug product and indication for which QIDP designation was granted will be granted priority review. A subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review. As discussed further below under “Qualified Infectious Disease Product Exclusivity,” the GAIN Act also provides the possibility of a five-year exclusivity extension that is added to any other marketing exclusivity for which a QIDP-designated drug qualifies upon FDA approval.

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

Accelerated Approval Pathway

In addition, a product studied for its safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, meaning that it may be approved on (i) the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or (ii) on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM") and that is reasonably likely to predict an effect on IMM or other clinical benefits, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoints, and the drug may be subject to expedited withdrawal procedures. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for drug products being considered and approved under the accelerated approval program are subject to prior review by the FDA. Lawmakers, FDA officials, and other stakeholders have recently been evaluating the accelerated approval program and have proposed potential reforms to improve certain aspects. Scrutiny of the accelerated approval pathway is likely to continue and may lead to legislative and/or administrative changes in the future.

Limited Population Antibacterial Drug Pathway

On December 13, 2016, former President Obama signed into law the Cures Act, which is intended to accelerate medical product development. Section 3042 of the Cures Act established the limited population pathway for certain antibacterial or antifungal drugs intended to treat targeted groups of patients suffering from serious or life-threatening infections where unmet need exists. Approvals of these limited population drugs are expected to rely on data from smaller clinical trials than would ordinarily be required by the FDA. For drugs approved through this pathway, the statement “Limited Population” will appear prominently next to the drug’s name in labeling, which is intended to provide notice to healthcare providers that the drug is indicated for use in a limited and specific population of patients. To date, the FDA has approved two products under this pathway, and in August 2020 it published a final guidance for industry entitled “Limited Population Pathway for Antibacterial and Antifungal Drugs” that describes the criteria, processes, and other general considerations for demonstrating the safety and effectiveness of limited population antibacterial and antifungal drugs ("LPADs") and is intended to assist sponsors in their development of certain new products for approval under the LPAD pathway.

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

In addition, FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMP requirements and other laws. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers. Accordingly, manufacturers must continue to expend time, money, and effort in production and quality control to maintain compliance with cGMP and other aspects of quality control and quality assurance.

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications and for use in patient populations described in the product’s approved labeling. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The government also closely scrutinizes the promotion of prescription drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. After approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA") which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act (the "DSCSA"), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Regulatory Exclusivity and Approval of Follow-on Products

Hatch-Waxman Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress enacted Section 505(b)(2) of the FDCA and also established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application ("ANDA") to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer must rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug ("RLD").

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

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

When an ANDA applicant submits its application to the FDA, it is required to certify to the FDA concerning any patents listed for the reference product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.

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

An ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivities listed in the Orange Book for the referenced product have expired. The Hatch-Waxman Amendments to the FDCA provided a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity ("NCE"). For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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

In addition, the FDA has finalized guidance indicating that it does not expect to grant any additional orphan drug designation to products for pediatric subpopulations of common diseases. Nevertheless, FDA intends to still grant orphan drug designation to a drug that otherwise meets all other criteria for designation when it prevents, diagnoses or treats either (i) a rare disease that includes a rare pediatric subpopulation, (ii) a pediatric subpopulation that constitutes a valid orphan subset, or (iii) a rare disease that is, in fact, a different disease in the pediatric population as compared to the adult population.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. Under the Best Pharmaceuticals for Children Act ("BPCA"), certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product candidate in children. The data do not need to show the product to be effective in the pediatric population studied; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. The issuance of a Written Request does not require the sponsor to undertake the described trials. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union ("EU") and Australia, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product authorization, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Before clinical trials may be conducted in any EU Member State, a sponsor must submit a clinical trial authorization application (“CTA”), which must be approved in each country in which the sponsor intends to perform a clinical trial. The procedure for submitting a CTA was set forth in an existing EU Clinical Trial Directive. However, the way clinical trials are conducted in the EU underwent a major change when the Clinical Trial Regulation became effective, which occurred on January 31, 2022. The Regulation harmonizes the assessment and supervision processes for clinical trials throughout the EU, via an EU portal and database. Under the EU Clinical Trials Regulation, a harmonized assessment and supervision processes was implemented as of January 31, 2022 for clinical trials throughout the EU, via a Clinical Trials Information System (“CTIS”). The CTIS will contain the centralized EU portal and database for clinical trials conducted in the EU and will allow for a centralized review process. This harmonized submission process will be mandatory for new CTA submissions as of February 1, 2023. For ongoing clinical trials, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. It remains to be seen how, if at all, Brexit and the Trade and Cooperation Agreement will impact regulatory requirements for product candidates and products in the United Kingdom. We are currently evaluating the potential impacts on our business of the Trade and Cooperation Agreement and guidance issued to date by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) regarding the requirements for licensing and marketing medicinal products and drugs in the United Kingdom. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of our products, if approved for marketing, will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the price and limiting the coverage and reimbursement amounts for medical products and services. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. It is time-consuming and expensive to seek reimbursement from third-party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

In addition, the containment of healthcare costs has become a priority for federal and state governments, and the prices of drugs have been a focus in this effort. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers ("PBMs") and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

In the United States, the federal government provides health insurance for people who are 65 years or older, and certain people with disabilities or certain conditions irrespective of their age, through the Medicare program, which is administered by the Centers for Medicare & Medicaid Services ("CMS"). Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s coverage and reimbursement guidance and determinations. Drugs and other products that are utilized within the hospital in-patient setting are typically reimbursed under a prospective payment system, or a predetermined payment amount that is based on diagnosis-related groups ("DRGs") for Medicare patients and under a bundled payment for commercially insured patients. These payment amounts differ by type of diagnoses, procedures performed and the severity of the patient’s condition, among other things. A drug that is used in a treatment or procedure under a specific DRG or bundled payment is generally not eligible for any separate payment. For catastrophic cases where costs greatly exceed the bundled payment amount, the hospital may be eligible for an outlier payment that is intended to cover part of the expense above the standard payment.

Medicaid is a health insurance program for low-income children, families, pregnant women, and people with disabilities that is jointly funded by the federal and state governments but administered by the states. In general, state Medicaid programs are required to cover drugs and biologicals of manufacturers that have entered into a Medicaid Drug Rebate Agreement, although such drugs and biologicals may be subject to prior authorization or other utilization controls.

The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the ACA, among other things, contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, an extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services ("DHHS") as a condition for states to receive federal matching funds for manufacturers’ outpatient drugs furnished to Medicaid patients. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020, incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price ("ASP") to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the Biden Administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the "Price Transparency Directive"). The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement of and trade in medicinal products in the EU, and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in the individual EU Member States, nor does it have any direct consequence for pricing or reimbursement levels in the individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

Health Technology Assessment ("HTA") of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between the EU Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in the other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

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
•
The U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created new federal, civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
The Physician Payments Sunshine Act, enacted as part of the ACA, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to DHHS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations impose specified requirements relating to the privacy and security of individually identifiable health information that is protected under HIPAA, called “protected health information” or “PHI”. HIPAA, as amended by HITECH, also requires notification to affected individuals and to federal regulators in the event of a breach of unsecured protected health information. HIPAA applies to “covered entities” or health care providers engaging in certain electronic standard transactions, such as electronic billing; health plans and healthcare clearinghouses. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and third parties who acquire PHI unlawfully, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions; and

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws which require the registration of pharmaceutical sales representatives; and state laws and non-United States laws and regulations that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Healthcare Reform

Healthcare Trends Affecting Pharmaceutical Pricing, Reimbursement and Access

In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory policy proposals focused on controlling pharmaceutical pricing. Key issues include:

•
Proposals to alter to how Medicare Part B and Part D drugs are priced and roles of the Centers for Medicare and Medicaid services in controlling growth rates, coverage, and access;
•
Proposals related to the Medicare drug benefit and the role and application of manufacturer and pharmacy rebates;
•
Proposals to disclosure proprietary information related to price setting, price increases and associated manufacturing and marketing expenses;
•
Proposals to reduce patent and non-patent exclusivity periods;
•
State-level policy regarding pricing, access and rebates; and
•
Coronavirus response policy that affects distribution, pricing and access of related therapeutics and vaccines as well as infrastructure build out

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current or future product candidates.

Antimicrobial Policy

Efforts to respond to the growth of antimicrobial resistance ("AMR") have taken various forms, from non-dilutive financing of discovery, research, and development to proposals to reward innovation and enhance reimbursement. Several pending efforts in the U.S. Congress include the: Pioneering Antimicrobial Subscriptions to End Upsurging Resistance ("PASTEUR") Act that would direct large federal payments for critical need antimicrobials and the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms (DISARM) Act that would provide for separate market-rate payments for antimicrobials used in hospital settings; as well as additional funding streams provided in pandemic response efforts linked to the coronavirus. AMR remains a focus of the many policymakers internationally as well, including efforts in the United Kingdom to discover new antibacterial and a recent G7 Finance Ministers statement supporting new product development.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. We currently employ internal resources to manage our manufacturing. We intend to have two suppliers for tebipenem HBr’s active pharmaceutical ingredient. Each supplier would be capable of producing kilogram quantities for commercial scale and would be able to produce over 10kg of an active pharmaceutical ingredient under cGMP conditions.

Human Capital

As of December 31, 2021, we had 146 employees, including a total of 40 employees with M.D. or Ph.D. degrees. Of these employees, 78 employees were primarily engaged in research and development activities, and 68 provide administrative, business and operations support. All of these employees were based in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

We hire and maintain an experienced, committed, diverse, inclusive and highly motivated workforce. Effective attraction, development, and retention of human resource talent, or human capital, is vital to the success of our mission-driven growth strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants to our company and retain our employees, we offer a competitive rewards package consisting of base salary and cash target bonus, a comprehensive benefits package and equity compensation.

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

Available Information

Financial and other information about us is available on our website. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the "SEC"). The information contained in our website is not intended to be a part of this filing.

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

Risks Related to Product Development and Commercialization

We are heavily dependent on the success of our lead drug candidate tebipenem HBr, for which a New Drug Application was recently accepted for filing by the U.S. Food and Drug Administration and is currently under substantive review. If we are unable to obtain marketing approval for and successfully commercialize tebipenem HBr, or if we experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of tebipenem HBr as a product candidate for the treatment of bacterial infections causing cUTI. Our near-term prospects, including our ability to finance our company and to generate revenues, are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize tebipenem HBr. The success of tebipenem HBr will depend on several factors, including the following:

•
our ability to demonstrate to the satisfaction of the FDA that our single Phase 3 ADAPT-PO trial of tebipenem HBr and other evidence submitted to the NDA are sufficient for regulatory approval;
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
•
continued compliance with any post-marketing requirements imposed by applicable regulatory authorities, including any required post-marketing clinical trials or the elements of any post-marketing Risk Evaluation and Mitigation Strategy ("REMS") that may be required by the FDA or comparable requirements in other jurisdictions to ensure the benefits of tebipenem HBr outweigh its risks; and
•
a continued acceptable safety profile of tebipenem HBr following approval.

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

If our NDA for tebipenem HBR, for which we are currently engaged in discussions with the FDA, is not sufficient for approval of tebipenem HBr, our business will be adversely affected.

In September 2020, we reported topline data results from ADAPT-PO, the pivotal Phase 3 clinical trial evaluating our oral antibiotic candidate, tebipenem HBr, for the treatment of adults with cUTI and AP caused by certain bacteria. We included the data from the completed ADAPT-PO Phase 3 clinical trial, together with requisite safety data, CMC information, clinical pharmacology and nonclinical studies in our NDA submission to the FDA, which we announced on October 28, 2021. We subsequently announced on January 3, 2022 that the FDA accepted our NDA for substantive review and granted Priority Review designation with a PDUFA target action date of June 27, 2022.

Currently, the FDA’s review of the NDA is ongoing. The FDA informed us that, upon further review of the NDA, it has been determined that an Advisory Committee meeting is not needed to discuss the application. In late March 2022, the FDA notified us that, as part of its ongoing review of the NDA for tebipenem HBr, it has identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments at this time. The FDA stated that the notification does not reflect a final decision on the information under review.

This FDA notification comes at the midpoint of the scheduled six-month NDA review period, which was the goal date that the FDA had originally scheduled to communicate proposed labeling and, if necessary, any post-marketing requirement and/or commitment requests to us. There are three months remaining before the PDUFA goal action date. We intend to work with the FDA to seek to resolve the deficiencies expeditiously. If this can be done to the satisfaction of the FDA, we believe there would be sufficient time to progress to labeling discussions within the existing PDUFA timeframe, given how early in the review period those discussions were originally scheduled to occur. However, we do not yet know the effect of this notification, if any, on our anticipated timelines or on the ultimate approval prospects of tebipenem HBr. We have a late cycle review meeting scheduled with the FDA and expect to provide an update on or before our next earnings call in May 2022. We continue to prepare for an anticipated commercial launch of tebipenem HBr in the second half of 2022, as we work with the FDA.

The FDA has substantial discretion in reviewing the NDA for tebipenem HBr. There can be no assurances about the outcomes of our ongoing discussions with the FDA concerning our NDA for tebipenem HBr. The FDA may be unable to meet its PDUFA goal date for our NDA for tebipenem HBr; or it may request additional information from us in support of our NDA, the provision of which information could constitute a major amendment to the NDA and result in a three-month extension of the PDUFA date. The FDA may decline to approve the NDA and instead issue a complete response letter. Further, as part of any approval, the FDA could impose labeling requirements restricting the use of tebipenem HBr, which could reduce its commercial prospects, unless such requirements are subsequently modified to reduce such restrictions. If any of these outcomes occur, our business could be materially harmed.

If the evidence submitted to our NDA for product candidates that we advance to clinical trials fails to demonstrate safety and efficacy to the satisfaction of the FDA or comparable foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

We may not commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency ("EMA"), and we may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have submitted an NDA to the FDA for tebipenem HBr tablets for the treatment of cUTI, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options but we have never received approval of an NDA from the FDA or approval of similar marketing applications to comparable foreign regulatory authorities for any of our other product candidates.

The clinical development of any of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. The results of preclinical and other nonclinical studies and/or early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Notwithstanding any promising results in early nonclinical studies or clinical trials, we cannot be certain that we will not face similar setbacks. For example, although tebipenem HBr is a new formulation of the active pharmaceutical ingredient tebipenem in another product that exhibited a favorable safety and efficacy profile during clinical trials conducted by Meiji and a global pharmaceutical company, which we refer to as Global Pharma, in Japan, we may nonetheless fail to obtain regulatory approval for tebipenem HBr for the treatment of cUTI, including pyelonephritis, in adult patients who have limited oral treatment options, based on the results of our Phase 3 clinical trial and those supporting foreign data.

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
•
we may decide, or regulators may cause us, to conduct additional clinical trials or abandon product development programs;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards ("IRBs") of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board ("DSMB") if any, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or changes in governmental regulations or administrative actions.

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
•
our ability to obtain and maintain patient consents; and
•
the risk that participants enrolled in clinical trials will drop out of the trials before completion.

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

Separately, in response to the COVID-19 pandemic and public health emergency declaration in the United States, in March 2020, the FDA temporarily postponed most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and most inspections of foreign manufacturing facilities. The agency also provided guidance regarding the conduct of clinical trials during the COVID-19 pandemic, which has been updated periodically since that time with common questions and answers. Since that time, the FDA has developed a risk-based prioritization system for resuming on-site inspections, to be used for identifying the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities, based on local conditions and the prevalence of the virus. The FDA has also employed remote interactive evaluations and used alternative tools such as remote records requests, as outlined in its “Resiliency Roadmap for FDA Inspectional Oversight” that was first issued in May 2021 and updated in November 2021. Due to the rapid spread of the COVID-19 omicron variant at the end of 2021, the FDA announced certain inspections, such as domestic and foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, would be postponed through February 4, 2022, and that the agency would reassess plans to resume foreign inspections. However, the FDA has generally continued to ensure timely reviews of applications for prescription drug products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards.

The FDA may not be able to maintain this pace and delays or setbacks are possible in the future.

Should FDA determine that an inspection is necessary for NDA approval – including for the ongoing review of our NDA for tebipenem HBr – and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

To support our NDA approval strategy for tebipenem HBr, we are relying, in part, on clinical data from two exploratory Phase 2 clinical trials conducted by Meiji (ME1211) and Global Pharma (L-084 04) in Japan, which were not conducted in accordance with FDA guidance for clinical trials in patients with cUTI. To the extent that these clinical trial design differences limit our use of the clinical data, our marketing approval of tebipenem HBr from the FDA could be materially delayed and we may incur material additional costs.

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

To the extent that these clinical trial design differences limit our use of the clinical data, the review of our NDA submission for tebipenem HBr by the FDA could be materially delayed. If the FDA does not agree with our use of this data in our NDA for tebipenem HBr, they may not grant us marketing approval for tebipenem HBr or the FDA may require us to conduct additional costly clinical, nonclinical or manufacturing validation studies before the FDA will reconsider our application. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing tebipenem HBr, generating revenues and achieving and sustaining profitability.

Analyses of preliminary or interim data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.

Analyses of preliminary or interim data from our clinical studies are not necessarily predictive of analyses of final data. Analyses of preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change, as more patient data become available and we issue our final clinical study report. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, analyses of interim and preliminary data should be viewed with caution until the analyses of final data are available. Adverse differences between preliminary or interim data and final data could affect our planned clinical path for tebipenem HBr, SPR720 or other product candidates we advance into clinical trials, including potentially increasing cost and/or causing delay in such development.

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

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an IRB, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If any of our other product candidates are associated with serious or unexpected adverse events or undesirable side effects, the FDA, the IRBs at the institutions in which our studies are conducted, or a DSMB, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Undesirable side effects or other unexpected adverse events or properties of any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or could deny approval of our product candidates. If such an event occurs after such product candidates are approved, a number of potentially significant negative consequences may result, including:

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
•
we may be required to implement a REMS, including the creation of a medication guide outlining the risks of such side effects for distribution to patients;
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

We are building our first sales, marketing and distribution infrastructure and we have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource those functions to third parties. We are building a commercial organization in the United States and are starting to recruit experienced sales, marketing and distribution professionals. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

There are a variety of available oral therapies marketed for the treatment of cUTIs that we would expect would compete with tebipenem HBr, such as Levaquin, Cipro and Bactrim. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products, for example in the fluoroquinolone class. However, the susceptibility of urinary tract pathogens to the existing treatment alternatives is waning. If tebipenem HBr is approved, the pricing may be at a significant premium over other competitive products. This may make it difficult for tebipenem HBr to compete with these products.

There are also a number of oral product candidates in clinical development by third parties that are intended to treat cUTIs. One such product candidate is ceftibuten/clavulanate ("C-Scape") from Cipla Therapeutics, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including ceftazidime-avibactam ("Avycaz") from Allergan plc and Pfizer Inc., ceftolozane-tazobactam ("Zerbaxa") from Merck & Co., imipenem/cilastatin and relebactam ("Recarbrio") from Merck & Co., plazomicin ("Zemdri") from Cipla Therapeutics, Inc., cefiderocol ("Fetroja") from Shionogi & Co. Ltd., eravacycline ("Xerava") from Tetraphase Pharmaceuticals, Inc. and meropenem-vaborbactam ("Vabomere") from Melinta Therapeutics, Inc.

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

We cannot predict whether bacteria may develop resistance to tebipenem HBr or our other product candidates, if approved, which could affect their revenue potential.

We are developing tebipenem HBr and certain of our other product candidates to treat bacterial infections, including drug-resistant infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. We cannot predict whether or when bacterial resistance to tebipenem HBr or any of such other product candidates may develop.

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

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our lead product candidate, tebipenem HBr, as well as SPR720 and SPR206, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such a loss could also expose us to regulatory enforcement, civil liability and reputational damage. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, in addition to incurring liability, the further development of our product candidates could be delayed or our competitive position could be compromised.

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

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation ("GDPR") in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union, including by companies outside of the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

In addition, certain states have adopted privacy and security laws and regulations, some of which are more stringent than HIPAA and/or regulate information other than PHI. For example, in June 2018, California enacted the California Consumer Privacy Act (“CCPA”) which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, California voters also approved a new privacy law, the California Privacy Rights Act, (“CPRA”), on November 3, 2020. CPRA will modify CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. CPRA imposes additional obligations on companies covered by the legislation and will expand consumers’ rights with respect to certain sensitive personal information CPRA also creates a new state agency that will be vested with the authority to implement and enforce CCPA and CPRA. CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. For example, in February 2021, the Virginia legislature became the second to enact a state-specific law called the Consumer Data Protection Act (“CDPA”), which includes key differences from California’s law, further complicating compliance by industry and other stakeholders. Many similar laws have been proposed in other states and at the federal level.

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

In exchange for the total investment amount received by us from HCR under our Revenue Interest Agreement, entered into on September 29, 2021, we must pay HCR a tiered royalty on applicable revenue generated by tebipenem HBr, SPR720 and SPR206 and other products marketed by us until the aggregate amount paid to HCR is two and a half times the total investment amount. We received gross proceeds of $50.0 million from HCR at an initial funding on October 19, 2021 (the "Initial Investment Amount"). We are entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr on or before December 31, 2022 (the "Second Investment Amount") and an additional $25.0 million subject to the mutual agreement of us and HCR and if we meet certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch (the "Third Investment Amount" and together with the Initial Investment Amount and the Second Investment Amount, collectively, the "Investment Amount"). Specifically, the tiered royalties are on: (1) worldwide net sales of Included Products (as defined below) by us (and excluding sales by licensees), and (2) any payments received by licensees, in each case of tebipenem HBr, SPR720, SPR206 and any other products marketed by us, which we refer to as the Included Products, in amounts ranging from 12% to 1% based on annual net revenues, as defined in the Revenue Interest Agreement (or 14% to 1.5% if the Third Investment Amount is funded). The applicable royalty rate is subject to a one-time step-down if certain sales milestones are met. When HCR has received aggregate payments equal to the 250% of the Investment Amount (the "Hard Cap"), HCR’s right to receive royalties on net revenues will terminate.

If we have not received FDA approval for tebipenem HBr for a cUTI indication on or prior to December 31, 2022, the Revenue Interest Agreement will terminate and we must pay to HCR an amount equal to the initial investment amount of $50.0 million plus interest equal to a 13.5% annual rate of return. If HCR has not received aggregate payments of at least 60% of the amount funded by HCR to date by September 30, 2025 and at least 100% of the amount funded by HCR to date by September 30, 2027, then we must make a cash payment within 45 calendar days of the applicable date to HCR in an amount sufficient to gross HCR up to such minimum amounts after giving full consideration of the cumulative amount we paid to HCR through each date.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net losses were $89.8 million and $78.3 million during the years ended December 31, 2021 and 2020, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. The foregoing takes into account our Revenue Interest Agreement described above and the initial gross proceeds we received thereunder on October 19, 2021 of $50.0 million, and it takes into account the other potential milestone payments thereunder, including the payment of an additional $50.0 million upon FDA approval of tebipenem HBr for a cUTI indication if obtained on or before December 31, 2022. For more information, see Note 10 - Liability Related to the Sale of Future Royalties to the Financial Statements below. If we excluded the $50.0 million in upfront proceeds from the Revenue Interest Agreement and the $50.0 million milestone payment upon FDA approval of tebipenem HBr, based on our current projections our cash runway would extend into the fourth quarter of 2022. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future; if we are unable to achieve commercialization, revenue from product sales, and, ultimately, profitability, the market value of our common stock will likely decline.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to advance our product candidates through preclinical and clinical development and marketing approval for such candidates whose clinical trials are successful. Our expenses will also increase substantially if and as we:

•
establish a sales, marketing and distribution infrastructure in preparation for marketing approval for tebipenem HBr and any other product candidates for which we may obtain marketing approval;
•
conduct additional clinical trials and studies of our product candidates;
•
continue to discover and develop additional product candidates;
•
establish manufacturing and supply chain capacity sufficient to provide commercial quantities of tebipenem HBr and any other product candidates for which we may obtain marketing approval;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional clinical, scientific and commercial personnel;

•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, face competing technological and market developments; and
•
acquire or in-license other product candidates and technologies.

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

Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. The foregoing takes into account our Revenue Interest Agreement and the initial gross proceeds we received thereunder of $50.0 million, and it takes into account the other potential milestone payments thereunder, including the payment of an additional $50.0 million upon FDA approval of tebipenem HBr for a cUTI indication if obtained on or before December 31, 2022. For more information, see Note 10 - Liability Related to the Sale of Future Royalties to the Financial Statements below. If we excluded the $50.0 million in upfront proceeds from the Revenue Interest Agreement and the $50.0 million milestone payment upon FDA approval of tebipenem HBr, based on our current projections our cash runway would extend into the fourth quarter of 2022. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
whether the FDA determines that our Phase 3 ADAPT-PO trial of tebipenem HBr in the treatment of patients with cUTI, including AP, is or is not sufficient for regulatory approval to treat cUTI, including pyelonephritis;
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

For the year ended December 31, 2021, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program ("SBIR") for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of SPR206 and an award from the DoD Congressionally Directed Medical Research Programs ("CDMRP") Joint Warfighter Medical Research Program for SPR206.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170) with the SEC on March 11, 2021, which was declared effective on March 29, 2021 and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that we entered into with Cantor Fitzgerald & Co. ("Cantor"). Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement.

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

As of December 31, 2021, we had United States federal, state and foreign net operating loss carryforwards ("NOLs") of $303.7 million, $302.6 million and $4.4 million, respectively. The federal NOLs of $73.0 million will expire at various dates from 2033 to 2037 and approximately $230.7 million can be carried forward indefinitely. The state NOLs begin to expire in 2033 and will expire at various dates through 2039. The foreign NOLs do not expire. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We have begun to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Risks Related to the COVID-19 Pandemic

The continued COVID-19 pandemic could adversely impact our business, including our preparation for commercial launch of tebipenem HBr, preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 ("COVID-19"), surfaced in Wuhan, China. Since then, COVID-19 and variants thereof have spread globally.

As a result of the COVID-19 pandemic or similar pandemics, we have experienced, and may in the future experience, certain disruptions that could materially impact our preparation for commercialization for tebipenem HBr, business, preclinical studies and clinical trials. Such disruptions may include:

•
interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, including pre-approval inspections of a product’s manufacturing facility, which may impact approval timelines and other agency interactions;
•
delays or difficulties in commercial launch of tebipenem HBr, if it is approved by the FDA;
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

Although we expect to commercialize tebipenem HBr ourselves in the United States, we intend to commercialize it outside the United States through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 14 (“License Collaborations and Services Agreements”) to the audited financial statements filed herewith. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We rely on third parties to conduct all of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our product candidates. If they do not perform satisfactorily, our business may be materially harmed.

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

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and applicable regulatory requirements. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our GLP-compliant nonclinical studies and clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions also require us to comply with standards, commonly referred to as good clinical practices ("GCPs") for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCP standards, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot make assurances that, upon inspection, the FDA will determine that any of our clinical trials comply with GCP. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We currently rely on a small number of third-party contract manufacturers and one supplier for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements.

In addition, because some of our manufacturers have manufacturing facilities in Taiwan, their ability to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and factors that could impact the shipment of supplies. If our manufacturers are unable to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis, our operations would be disrupted and our net revenue and profitability would suffer.

Our third-party contract manufacturers are based in Asia. Recently, our third-party contract manufacturers have been subject to various supply chain disruptions. These supply chain disruptions have increased the price of certain materials due to the significant increase in costs of raw materials and shipping costs. Our ability to produce and timely deliver our products may be materially impacted in the future if these supply chain disruptions continue or worsen.

Further, a major catastrophe, such as an earthquake or other natural disaster, labor strike, or work stoppage at any of our manufacturing facilities, or a manufacturing facility of our suppliers or customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in shipments of our products and the loss of revenue and customers, which could have a material adverse effect on our financial position, results of operations, and cash flows. Our facilities in Japan and Taiwan are located in seismically-active areas.

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

For example, we have an exclusive know-how license with Meiji (the "Meiji License") that gives us rights outside of specified countries in Asia to develop, manufacture, and commercialize tebipenem HBr as well as the right to use, cross-reference, file or incorporate by reference any information and relevant Meiji regulatory documentation to support any regulatory filings outside of Asia. In addition, we have the right to develop, manufacture and have manufactured tebipenem HBr in Asia solely for the purpose of furthering development, manufacturing and commercialization of tebipenem HBr outside of Asia. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize tebipenem HBr and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis. The Meiji License requires us to pay future milestone payments of up to $1.0 million upon the achievement of specified clinical and regulatory milestones and royalties of a low single-digit percentage on net sales on a country-by-country basis.

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
•
control and potentially prohibit the export of products; and
•
pursue criminal or civil remedies under the False Claims Act (the "FCA"), the False Statements Act and similar remedy provisions specific to government agreements.

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

United States government agencies such as the Department of Health and Human Services (the "DHHS") and the Defense Contract Audit Agency (the "DCAA") routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our government contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

•
the Federal Acquisition Regulations (the "FAR") and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
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

Due to the war in Ukraine and sanctions between the United States and Russia, patents and patent applications in Russia, the Eurasian Patent Office ("EAPO") and Ukraine currently have an uncertain fate. Unless the conflict with Ukraine ends quickly it is unlikely our Russian and EAPO patent and patent applications will remain in effect. Ukraine is currently under martial law and not processing patent applications. It is expected all patent deadlines in Ukraine will be extended.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of December 31, 2021, we have two registered United States trademarks, nine registered foreign trademarks, and nine pending trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdiction, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business. We have not yet registered trademarks for any of our product candidates in any jurisdiction. When we file trademark applications for our product candidates, those applications may not be allowed for registration, and registered trademarks may not be obtained, maintained, or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities, with regulations differing from country to country. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. In January 2022, we announced that the FDA had accepted for review our NDA, seeking approval to market tebipenem HBr for the treatment of patients with cUTI, including pyelonephritis, and had granted the application priority review with a PDUFA target action date in late June 2022. We have not received approval to market tebipenem HBr or any other product candidate from regulatory authorities in any jurisdiction.

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and have relied on third-party contract research organizations to assist us in this process.

The time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither tebipenem HBr nor any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborators are permitted to market any of our product candidates in the United States until we or they receive regulatory approval of an NDA from the FDA.

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

Even if we eventually receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, often referred to as Phase 4 clinical trials, and the FDA may require the implementation of a REMS which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

A fast track designation may not actually lead to a faster development or regulatory review or approval process.

We have received fast track designation for tebipenem HBr for the treatment of cUTIs, including pyelonephritis, in adult patients who have limited oral treatment options, as well as fast track designation for SPR720 for treatment of adult patients with NTM-PD, and we may seek fast track designation for one or more of our other product candidates in the future. If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for fast track designation by the FDA for the particular indication under study. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. If we seek fast track designation for a product candidate, we may not receive it from the FDA. However, even if we receive fast track designation, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval.

If the FDA determines that a product candidate intended to treat a serious disease, if approved, would provide a significant improvement in safety or effectiveness of the treatment of the disease, the FDA may designate the drug application for that product candidate for priority review. A priority review designation means that the goal for the FDA to review the marketing application is six months from the date of NDA acceptance for filing, rather than the standard review period of ten months from the date of NDA acceptance for filing. In January 2022, FDA accepted our NDA for tebipenem HBr and granted it a priority review designation, with a June 27, 2022 target action date. A priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving a priority review designation from the FDA does not guarantee approval of the drug application within the six-month review cycle or any time thereafter.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate, it may face competition from generic products earlier or more aggressively than anticipated, depending upon how well our future products perform in the United States prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to abbreviated new drug applications ("ANDAs"). An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug ("RLD"), and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD.

If the FDA approves our NDA for tebipenem HBr for the treatment of cUTI, including pyelonephritis, caused by certain microorganisms in adult patients who have limited oral treatment options, we expect that it will be designated by the agency as an RLD and that it will be eligible for five-year new chemical entity exclusivity under the Hatch-Waxman provisions of the FDCA. This exclusivity period would block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that references our future NDA, if approved. The QIDP designation granted by FDA to this drug product and indication also make it eligible for a further five-year extension of that Hatch-Waxman exclusivity. We cannot predict the interest of potential generic competitors in the future market for such an approved treatment for cUTI, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the applicable exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.

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

If we receive regulatory approval for tebipenem HBr, or any other product candidate, we will be subject to ongoing obligations and continuing regulatory review, which may result in significant additional expense. Our product candidates, if approved, could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if approved.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or for making any false statements relating to healthcare matters; as in the case of the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes obligations on certain covered entities as well as their business associates that perform services involving the use or disclosure of protected health information, including mandatory contractual terms, with respect to safeguarding the privacy and security of protected health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of protected health information;
•
the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
the federal transparency or “sunshine” requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the "ACA") requires manufacturers of drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the United States Department of Health and Human Services ("DHHS"), information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to implement compliance programs and to track and report gifts, compensation and other remuneration provided to physicians, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information. State laws also govern the privacy and security of health information in some circumstances, and many such state laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

We will be required to spend substantial time and money to ensure that our business arrangements with third parties, and our business generally, comply with applicable healthcare laws and regulations. Even then, governmental authorities may conclude that our business practices, including arrangements we may have with physicians and other healthcare providers, do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If governmental authorities find that our operations violate any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, imprisonment, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and we may be required to curtail or restructure our operations. Moreover, we expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could affect our operations and business. For example, in November 2020, DHHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants. The extent to which future legislation or regulations, if any, relating to healthcare fraud and abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

Recently enacted and future policies and legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the reimbursement made for any product candidate for which we receive marketing approval.

The pricing and reimbursement environment may become more challenging due to, among other reasons, policies advanced by the presidential administration, federal agencies, new healthcare legislation passed by the United States Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the United States and foreign countries, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products for which we obtain marketing approval, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Resulting legislative, administrative, or policy changes from payors may reduce payments for any products for which we obtain marketing approval and could affect future revenues.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

Beginning on April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2%, or automatic spending reductions, required by the Budget Control Act of 2011 ("BCA"), as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. As long as these cuts remain in effect, they could adversely affect payment for our product candidates, if approved for commercial marketing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. There have been several United States Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers ("PBMs") and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the effect of such changes on the marketing approvals of our product candidates, if any, may be. As another example, in 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. More recently, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directed the FDA to work towards implementing a system for importing drugs from Canada (following on the Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on DHHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by DHHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing DHHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Additionally, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, which includes a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price ("ASP") to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to certain affiliates of Biotechnology Value Fund, L.P. (“BVF”), each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In June 2019, BVF converted 500 shares of Series A Preferred Stock into 500,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Preferred Stock. In December 2020, BVF converted the remaining 1,720 shares of Series A Preferred Stock into 1,720,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Preferred Stock. In addition, in February 2021, BVF converted 62 shares of Series B Preferred Stock into 62,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series B Preferred Stock. In connection with our rights offering, which we launched in February 2020 and closed in early March 2020, we issued 2,287 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) to BVF. In February 2021, BVF converted 73 shares of Series C Preferred Stock into 73,000 shares of our common stock, pursuant to BVF’s rights under the certificate of designation for such Series C Preferred Stock. In September 2020, in connection with our underwritten public offering, we issued 3,215,000 shares of our Series D Convertible Preferred Stock to BVF. If BVF or any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

We have broad discretion in the use of our cash reserves and may not use them effectively.

Our management has broad discretion in the application of our cash reserves and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and may remain an emerging growth company for up to five years. We would cease to be an emerging growth company upon the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, which is December 31, 2022; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"), reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 ("Section 404") and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, or a "smaller reporting company" ("SRC") and non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company and otherwise do not meet the definition of a SRC and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We could qualify as a SRC if the market value of our common stock held by non-affiliates is below $250.0 million (or $700.0 million if our annual revenue is less than $100.0 million) as of June 30 in any given year.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended (the "Securities Act"), or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of December 31, 2021, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 46% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the "DGCL"), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders.

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

Holders of Record

As of March 25, 2022, we had approximately eight stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 6. [Reserved]

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments involving bacterial infections, including MDR bacterial infections, and rare diseases where there is high unmet medical and patient need. Our most advanced product candidate, tebipenem HBr, is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. We are also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by non-tuberculous mycobacterial pulmonary infections ("NTM") disease. In addition, we have an IV-administered product candidate, SPR206, being developed to treat MDR Gram-negative infections in the hospital. We believe that our novel product candidates, if successfully developed and approved, would have a meaningful patient impact and significant commercial applications for the treatment of bacterial infections, including MDR infections, in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2021, we had an accumulated deficit of $367.5 million, and cash, cash equivalents and marketable securities of $146.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. The foregoing takes into account our Revenue Interest Agreement entered into on September 29, 2021 and the initial gross proceeds we received thereunder on October 19, 2021 of $50.0 million, and it takes into account the other potential milestone payments thereunder, including the payment of an additional $50.0 million upon FDA approval of tebipenem HBr for a complicated urinary tract infection indication if obtained on or before December 31, 2022. For more information, see Note 10 - Liability Related to the Sale of Future Royalties to the Financial Statements below. If we excluded the $50.0 million in upfront proceeds from the Revenue Interest Agreement and the $50.0 million milestone payment upon FDA approval of tebipenem HB, based on our current projections our cash runway would extend into the fourth quarter of 2022. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercialization activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Recent Developments

Tebipenem HBr: Status of FDA Review of NDA for Tebipenem HBr

On January 3, 2022, we announced that the FDA has granted Priority Review designation and confirmed the acceptance for substantive review of the NDA seeking approval for tebipenem HBr oral tablets for treatment of cUTI, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. Tebipenem HBr has been granted QIDP, Fast Track, and Priority Review designations for this indication. The FDA has set a Prescription Drug User Fee Act ("PDUFA") target action date of June 27, 2022.

The FDA informed us that, upon further review of the NDA, it has been determined that an Advisory Committee meeting is not needed to discuss the application. In late March 2022, the FDA notified us that, as part of its ongoing review of the NDA for tebipenem HBr, it has identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments at this time. The FDA stated that the notification does not reflect a final decision on the information under review.

This FDA notification comes at the midpoint of the scheduled six-month NDA review period, which was the goal date that the FDA had originally scheduled to communicate proposed labeling and, if necessary, any post-marketing requirement and/or commitment requests to us. There are three months remaining before the PDUFA goal action date. We intend to work with the FDA to seek to resolve the deficiencies expeditiously. If this can be done to the satisfaction of the FDA, we believe there would be sufficient time to progress to labeling discussions within the existing PDUFA timeframe, given how early in the review period those discussions were originally scheduled to occur. However, we do not yet know the effect of this notification, if any, on our anticipated timelines or on the ultimate approval prospects of tebipenem HBr.

We have a late cycle review meeting scheduled with the FDA and expect to provide an update on or before our next earnings call in May 2022. We continue to prepare for an anticipated commercial launch of tebipenem HBr in the second half of 2022, as we work with the FDA.

The anticipated timing and costs of completing the NDA review for tebipenem HBr and our preparations for an anticipated commercial launch of tebipenem HBr, subject to FDA approval, are important factors in our cash burn, allocation of capital and capital-raising plans, future operational plans and future plans for revenue-generation and, ultimately, profitability.

SPR206: Positive Topline Results from Phase 1 Bronchoalveolar Lavage Clinical Trial

On February 16, 2022, we announced topline findings from our Phase 1 bronchoalveolar lavage (BAL) clinical trial of SPR206.

The Phase 1 BAL study evaluated the safety and pharmacokinetics (PK) of SPR206 when administered at 100 mg, three times daily. Results showed that SPR206 was generally well-tolerated with a mean lung epithelial lining fluid (ELF) to plasma concentration ratio of 0.264, with area under the curve (AUC) from 0-8 hours used to estimate the total uptake of SPR206. Importantly, the mean concentration of SPR206 in the lung ELF exceeds the SPR206 minimum inhibitory concentration ("MIC") for targeted gram-negative pathogens for the entirety of the 8-hour dosing period.

The Phase 1 BAL clinical trial was an open-label study designed to enroll 30 healthy volunteers into five cohorts. Subjects received three 100 mg doses of SPR206 infused every eight hours over one day. The objectives of the study were to evaluate the intrapulmonary pharmacokinetics (PK), including ELF and alveolar macrophage (AM) concentrations of SPR206 compared to plasma concentrations to establish dose requirements for clinical efficacy of SPR206 in the setting of hospital-acquired pneumonia (HAP)/ventilator-associated pneumonia (VAP). This study was conducted in collaboration with, and with financial support from, the United States Department of Defense (Award No. W81XWH1910295).

SPR720: FDA Lifts Clinical Trial Hold on SPR720

On January 4, 2022, we announced the FDA lifted the clinical hold on the Phase 2 trial of SPR720. The SPR720 program was placed on a clinical hold by the FDA following a review of data from a NHP toxicology study in which mortalities with inconclusive causality to treatment were observed. The FDA’s decision to lift the hold follows our submission of a comprehensive study report with detailed analyses from the NHP toxicology study. We engaged with the FDA in the first quarter of 2022 to discuss the re-initiation and planned protocol of the SPR720 Phase 2 trial in NTM-PD patients, with an expected study start date commencing in the second half of 2022.

BARDA Option for Tebipenem HBr

On January 19, 2022, we announced BARDA added and exercised a new option on the contract originally awarded to us in 2018. The new option increases the total amount of committed funding by $12.9 million to $46.9 million, increasing the total potential contract value to $59.7 million. As previously announced, the Defense Threat Reduction Agency (DTRA) is providing up to approximately $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program for tebipenem HBr. The additional $12.9 million option is expected to provide support for a clinical trial and related activities for orally administered tebipenem pivoxil’s use in treating pediatric patients with cUTI, including AP.

Business Update regarding COVID-19

The continued spread of SARS-CoV-2, and the resulting disease COVID-19 and related variants, has resulted in economic uncertainty on a global scale, as well as significant volatility in the financial markets. In response to the pandemic, we have implemented a hybrid working policy for all employees to aid the global containment effort.

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

Collaboration Revenue

Collaboration revenue relates to our agreements with Everest and Pfizer.

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
•
expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with contract research organizations ("CROs");
•
costs incurred in connection with our government awards;
•
the cost of consultants and contract manufacturing organizations ("CMOs") that manufacture drug products for use in our preclinical studies and clinical trials;

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

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) consists of interest expense related to the sale of future royalties, interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the years ended December 31, 2021 and 2020.

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as the change in the fair value of our derivative liability, realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2021, we had federal and state net operating loss carryforwards of $303.7 million and $302.6 million, respectively, which may be available to offset future income tax liabilities. The federal NOLs of $73.0 million will expire at various dates from 2033 to 2037 and approximately $230.7 million can be carried forward indefinitely. The state NOLs begin to expire in 2033 and will expire at various dates through 2039. In addition, as of December 31, 2021, we had foreign net operating loss carryforwards of $4.4 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $10.2 million and $2.2 million, respectively, which begin to expire in 2033 and 2028, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Share-Based Compensation

We issue stock-based awards to employees and directors in the form of stock options and restricted stock units. We measure and recognize compensation expense for our stock-based awards granted to our employees and directors based on the estimated grant date fair value in accordance with ASC 718, Compensation—Stock Compensation. We determine the fair value of restricted stock units based on the fair value of our common stock. We measure all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model, and we recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options and performance-based awards, the risk-free interest rate for a period that approximates the expected term of our common stock options and performance-based awards, and our expected dividend yield.

Liability Related to the Sale of Future Royalties

We treat the liability related to the sale of future royalties as a debt instrument, amortized under the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. We periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

Results of Operations

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of revenues and the satisfaction of liabilities in the normal course of business. We have incurred losses from the inception of our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change
Revenues:
Grant revenue	$15,186	$9,072	$6,114
Collaboration revenue	3,070	258	2,812
Total revenues	18,256	9,330	8,926

Operating expenses:
Research and development	64,526	67,003	(2,477)
General and administrative	41,701	21,440	20,261
Total operating expenses	106,227	88,443	17,784
Loss from operations	(87,971)	(79,113)	(8,858)
Other income (expense):
Interest income	346	401	(55)
Other income (expense), net	(395)	432	(827)
Interest expense related to the sale of future royalties	(1,940)	-	(1,940)
Change in fair value of derivative liability	204	-	204
Total other income (expense), net	(1,785)	833	(2,618)
Net loss	$(89,756)	$(78,280)	$(11,476)

Grant Revenue

	Year Ended December 31,
	2021	2020	$ Change
BARDA Contract (Tebipenem HBr)	$9,909	$7,929	$1,980
NIAID Contract (SPR206)	808	719	89
NIAID Award (SPR720)	—	40	(40)
DoD Agreement (potentiator product candidates)	4,469	384	4,085
Total revenue	$15,186	$9,072	$6,114

Grant revenue recognized during 2021 and 2020 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during 2021 was primarily due to an increase of $4.1 million in funding under our DoD agreement relating to SPR206, an increase of $2.0 million in qualified expenses incurred under our BARDA contract for tebipenem HBr and net immaterial activity under our other government awards.

Collaboration Revenue

During the year ended December 31, 2021 we recognized $1.8 million in collaboration revenue related to our agreement with Pfizer consisting primarily of the delivery of the license for SPR206 in ex-U.S. and ex-Asia territories and $1.3 million in collaboration revenue related to milestones earned under our agreement with Everest Medicines. During year ended December 31, 2020, we recognized $0.3 million of collaboration revenue related to our agreement with Everest Medicines, consisting of the performance of research and development services.

Research and Development Expenses

	Year Ended December 31,
	2021	2020	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$28,882	$41,923	$(13,041)
SPR720	2,156	3,816	(1,660)
Potentiator product candidates (SPR206 and SPR741)	6,249	1,626	4,623
Unallocated expenses:
Personnel related (including share-based compensation)	22,667	15,014	7,653
Facility related and other	4,572	4,624	(52)
Total research and development expenses	$64,526	$67,003	$(2,477)

Direct costs related to our tebipenem HBr program decreased by $13.0 million during 2021 compared to 2020 primarily due to the completion of significant activities and related costs of the Phase 3 clinical trial. We expect to continue to incur direct costs related to tebipenem HBr as we perform ongoing activities to support the further development of tebipenem HBr.

Direct costs related to our SPR720 program decreased by $1.7 million during 2021 compared to 2020, primarily due to decreased spending related to the clinical hold on our Phase 2a clinical trial, announced in February 2021. In January 2022, we announced the FDA lifted the clinical hold on the Phase 2 trial of SPR720, which is further described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K under the heading “Recent Developments – SPR720: FDA Lifts Clinical Trial Hold on SPR720.” Direct costs related to our SPR720 program during the year ended December 31, 2021 reflect a $1.5 million reduction to expense related to activities funded by Gates MRI, compared to $2.1 million during the year ended December 31, 2020.

Direct costs related to our SPR206 program increased by $4.6 million during the year ended December 31, 2021, primarily due to higher preclinical costs incurred and from clinical costs for the Phase 1 BAL and renal impairment trials, which we initiated in June 2021. In early January 2020, we decided to proceed with SPR206 as the lead potentiator product candidate and discontinue development of SPR741. Direct costs related to our SPR741 program were immaterial for both the years ended December 31, 2021 and 2020.

During 2021 and 2020, research and development expenses conducted by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $0.4 million as of December 31, 2021.

The increase in personnel-related costs of $7.7 million was primarily a result of an increase in research and development headcount of 22 employees during the year ended December 31, 2021. Personnel-related costs for the years ended December 31, 2021 and 2020 included share-based compensation expense of $4.2 million and $2.2 million, respectively.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger research and development staff.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	$ Change
Personnel related (including share-based compensation)	$22,241	$10,661	$11,580
Professional and consultant fees	15,933	8,271	7,662
Facility related and other	3,527	2,508	1,019
Total general and administrative expenses	$41,701	$21,440	$20,261

The increase in personnel-related costs of $11.6 million was primarily a result of an increase in headcount of 34 employees during the year ended December 31, 2021 in our commercial, general and administrative functions. Personnel-related costs for the years ended December 31, 2021 and 2020 included share-based compensation expense of $5.3 million and $2.7 million, respectively.

The increase in professional and consultant fees of $7.7 million was primarily due to increased commercial operation expenses to support the potential commercialization of tebipenem HBr, as well as increased legal expenses and transaction costs.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $(1.8) million during 2021, compared to $0.8 million during 2020. Total other expense for the year ended December 31, 2021 included $1.9 million in interest expense related to the sale of future royalties, a $0.2 million reduction in our derivative liability and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and mostly from the proceeds of multiple common stock offerings. In addition, in September 2021, we entered into a revenue interest financing arrangement as described below, see “Contractual Obligations and Commitments”. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $146.4 million.

On March 11, 2021, we entered into a new sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and filed a new universal shelf registration statement on Form S-3 (Registration No. 333-254170), pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the new “at-the-market” offering program sales agreement that we entered into with Cantor. Under the new sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the new sales agreement. Our universal shelf registration statement on Form S-3 (Registration No. 333-254170) became effective on March 29, 2021 and our prior sales agreement with Cantor terminated automatically at such time.

During the year ended December 31, 2021, we sold 475,469 shares of our common stock under our “at-the-market” agreements at an average price of approximately $16.98 per share for aggregate gross proceeds of approximately $8.1 million prior to deducting sales commissions.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Cash used in operating activities	$(64,347)	$(85,872)
Cash provided by (used in) investing activities	7,672	10,470
Cash provided by financing activities	84,050	130,881
Net increase (decrease) in cash and cash equivalents	$27,375	$55,479

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $64.3 million, primarily resulting from our net loss of $89.8 million, adjusted for net non-cash items of $12.5 million (primarily stock-based compensation, interest expense associated with the sale of future royalties and depreciation and amortization expense). Net cash provided by changes in our operating assets and liabilities was $12.9 million and consisted primarily of a $10.6 million net increase in deferred revenue, an increase of $2.1 million in accrued expenses and accounts payable, a $2.8 million increase in prepaid expenses and other current assets and a $3.8 million net decrease in receivables related to our tax incentive receivables and government awards and a $0.3 million net increase in other assets.

Net cash used in operating activities for the year ended December 31, 2020 was $85.9 million, primarily resulting from our net loss of $78.3 million, adjusted for net non-cash items of $5.9 million (primarily stock-based compensation and depreciation and amortization expense). Net cash used in changes in our operating assets and liabilities was $13.5 million and consisted primarily of a decrease of $12.1 million in accrued expenses and accounts payable, a $1.9 million increase in other assets and a $1.2 million increase in prepaid expenses and other current assets, partially offset by a $2.2 million net decrease in receivables related to our government awards.

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs and the timing of vendor invoicing and payments.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021 was $7.7 million, primarily related to the maturities of marketable securities of $51.5 million, offset by purchases of marketable securities of $43.9 million.

Net cash provided by investing activities for the year ended December 31, 2020 was $10.5 million, primarily related to the maturities of marketable securities of $56.4 million, offset by purchases of marketable securities of $45.7 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $84.1 million, consisting primarily of 47.3 million in proceeds from the sale of future royalties, net of transaction costs, $27.5 million in proceeds related to the Pfizer Purchase Agreement, net proceeds of $7.8 million from the sale of common stock under our “at-the-market” offering program sales agreement and proceeds of $1.5 million from the exercise of employee stock options, offset by the payment of offering expenses of approximately $0.2 million.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $146.4 million. In accordance with Accounting Standards Update ("ASU, 2014-15"), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, together with the committed funding from our existing BARDA contract and other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. The foregoing takes into account our Revenue Interest Agreement entered into on September 29, 2021 and the initial gross proceeds we received thereunder on October 19, 2021 of $50.0 million, and it takes into account the other potential milestone payments thereunder, including the payment of an additional $50.0 million upon FDA approval of tebipenem HBr for a cUTI indication if obtained on or before December 31, 2022. For more information, see Note 10 - Liability Related to the Sale of Future Royalties to the Financial Statements below. Excluding the $50.0 million in upfront proceeds from the Revenue Interest Agreement and the $50.0 million milestone payment upon FDA approval of tebipenem HBr, based on our current projections our cash runway would extend into the fourth quarter of 2022.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	9,628	1,362	3,408	3,702	1,156
Total	$9,628	$1,362	$3,408	$3,702	$1,156

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

Under our Revenue Interest Financing Agreement ("Revenue Interest Agreement") with certain entities managed by HealthCare Royalty Management, LLC (“HCR”), we sold to HCR the right to receive certain royalty payments from us for a purchase price of up to $125.0 million. We evaluated the terms of the Revenue Interest Agreement and concluded that the features of the investment amount are similar to those of a debt instrument. We received gross proceeds of $50.0 million from HCR at an initial funding on October 19, 2021 (the “Initial Investment Amount”). As such, we accounted for this transaction as long-term debt as of December 31, 2021. We are entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr on or before December 31, 2022 (the “Second Investment Amount”), and an additional $25.0 million subject to the mutual agreement of us and HCR and if we meet certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch (the “Third Investment Amount,” and together with the Initial Investment Amount and the Second Investment Amount, collectively, the “Investment Amount”).

Under the Revenue Interest Agreement, HCR is entitled to receive tiered royalties on: (i) worldwide net sales of Included Products (as defined below) by us (and excluding sales by licensees), and (ii) any payments received by licensees, in each case of tebipenem HBr, SPR720, SPR206 and any other products marketed by us (the “Included Products”) in amounts ranging from 12% to 1% based on annual net revenues (or 14% to 1.5% if the Third Investment Amount is funded). The applicable royalty rate is subject to a step-down if certain sales milestones are met. When HCR has received aggregate payments equal to 250% of the Investment Amount (the “Hard Cap”), HCR’s right to receive royalties on Net Revenues will terminate. The Hard Cap will be $250 million upon tebipenem HBr approval, or $312.5 million if the Third Investment Amount is funded.

If we have not received FDA approval for tebipenem HBr for a cUTI indication on or prior to December 31, 2022, the Revenue Interest Agreement will terminate and we will pay to HCR an amount equal to the Initial Investment Amount plus interest equal to an annual 13.5% rate of return.

If HCR has not received aggregate payments of at least 60% of the Investment Amount by September 30, 2025 and at least 100% of the Investment Amount by September 30, 2027 (each, a “Minimum Amount”), then we will be obligated to make a cash payment to HCR in an amount sufficient to gross HCR up to the applicable Minimum Amount.

Under our license agreement with Meiji, we are obligated (i) to make future milestone payments of up to $1.0 million upon the achievement of specified clinical and regulatory milestones for tebipenem HBr, (ii) to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and (iii) to pay to Meiji a low double-digit percentage of any sublicense fees received by us up to $7.5 million. During the fourth quarter of 2018 we paid Meiji approximately $1.6 million related to fixed assets which will be used in manufacturing related activities at Meiji. The equipment has been capitalized as property and equipment in the consolidated balance sheet as of December 31, 2021 and 2020.

Under an agreement we entered into with PBB, we are obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical milestones and a payment of £5.0 million ($6.7 million as of December 31, 2021) upon the achievement of a specified commercial milestone for SPR206. In addition, we have agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $146.4 million, consisting of cash, money market accounts, corporate bonds, commercial paper and United States government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of December 31, 2021, the net fair value of our interest sensitive marketable securities would hypothetically decline by $0.2 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the United States dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spero Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred shares and stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 31, 2022

We have served as the Company's auditor since 2016.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit, share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$112,584	$85,209
Marketable securities	33,818	41,697
Other receivables	2,280	5,330
Tax incentive receivable, current	361	846
Prepaid expenses and other current assets	8,829	6,063
Total current assets	157,872	139,145
Property and equipment, net	1,026	1,669
Tax incentive receivable	—	311
Operating lease right-of-use assets	6,530	7,114
Other assets	5,644	5,212
Total assets	$171,072	$153,451

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,101	$1,155
Accrued expenses and other current liabilities	14,350	12,241
Operating lease liabilities	1,362	947
Deferred revenue, current	1,857	—
Total current liabilities	18,670	14,343
Liability related to the sale of future royalties	48,414	—
Non-current operating lease liabilities	5,973	6,891
Deferred revenue, non-current	8,786	—
Derivative liability	802	—
Other long-term liabilities	138	177
Total liabilities	82,783	21,411
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 3,218,152 shares issued and outstanding as of December 31, 2021 and 3,218,287 shares issued and outstanding as of December 31, 2020	3	3
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2021 and 60,000,000 shares authorized as of December 31, 2020; 32,393,738 shares issued and outstanding as of December 31, 2021 and 29,260,247 shares issued and outstanding as of December 31, 2020	32	29
Additional paid-in capital	455,719	409,722
Accumulated deficit	(367,463)	(277,707)
Accumulated other comprehensive gain (loss)	(2)	(7)
Total stockholders' equity	88,289	132,040
Total liabilities and stockholders' equity	$171,072	$153,451

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenues:
Grant revenue	$15,186	$9,072
Collaboration revenue	3,070	258
Total revenues	18,256	9,330

Operating expenses:
Research and development	64,526	67,003
General and administrative	41,701	21,440
Total operating expenses	106,227	88,443
Loss from operations	(87,971)	(79,113)
Other income (expense):
Interest income	346	401
Other income (expense), net	(395)	432
Interest expense related to the sale of future royalties	(1,940)	—
Change in fair value of derivative liability	204	—
Total other income (expense), net	(1,785)	833
Net loss	$(89,756)	$(78,280)

Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(3.52)

Weighted average common shares outstanding, basic and diluted:	30,895,756	22,386,122

Comprehensive loss:
Net loss	(89,756)	(78,280)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	5	(23)
Net unrealized gains (losses) on securities	5	(23)
Total comprehensive loss	$(89,751)	$(78,303)

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND

STOCKHOLDERS’ EQUITY

(In thousands, except unit and share amounts)

	Series A, B, C and D				Additional		Accumulated	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2019	2,720	—	19,190,695	19	273,966	(199,427)	16	74,574
Issuance of common stock upon the exercise of stock options	—	—	324,433	—	2,189	—	—	2,189
Issuance of common stock, net of offering costs of $0.7 million and net of issuance costs	—	—	8,025,119	8	77,921	—	—	77,929
Issuance of Series C preferred stock, net of offering costs of less than $0.1 million	2,287	—	—	—	20,542	—	—	20,542
Beneficial conversion feature of Series C preferred stock	—	(549)	—	—	549	—	—	—
Deemed dividends related to immediate accretion of beneficial conversion feature of Series C preferred stock	—	549	—	—	(549)	—	—	—
Issuance of Series D preferred stock, net of offering costs of $0.2 million	3,215,000	3	—	—	30,218	—	—	30,221
Conversion of convertible preferred stock to common stock	(1,720)	—	1,720,000	2	(2)	—	—	—
Share-based compensation expense	—	—	—	—	4,888	—	—	4,888
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(78,280)	—	(78,280)
Balances at December 31, 2020	3,218,287	3	29,260,247	29	409,722	(277,707)	(7)	132,040
Issuance of common stock upon the exercise of stock options	—	—	160,674	—	1,450	—	—	1,450
Issuance of common stock, net of issuance costs	—	—	475,469	1	7,830	—	—	7,831
Issuance of common stock under Pfizer Purchase Agreement, net of premium of $12.5 million and net of financing costs of $0.2 million	—	—	2,362,348	2	27,287	—	—	27,289
Conversion of convertible preferred stock to common stock	(135)	—	135,000	—	—	—	—	—
Share-based compensation expense	—	—	—	—	9,430	—	—	9,430
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(89,756)	—	(89,756)
Balances at December 31, 2021	3,218,152	3	32,393,738	32	455,719	(367,463)	(2)	88,289

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(89,756)	$(78,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	646	761
Non-cash lease cost	471	585
Share-based compensation	9,430	4,888
Unrealized foreign currency transaction (gain) loss	13	(330)
Accretion of premium (discount) on marketable securities	251	(32)
Change in fair value of derivative liabilities	(204)	—
Non-cash interest expense associated with the sale of future royalties	1,940	—
Changes in operating assets and liabilities:
Other receivables	3,050	2,430
Prepaid expenses and other current assets	(2,808)	(1,240)
Tax incentive receivables	782	(254)
Other assets	(319)	(1,890)
Accounts payable	(53)	(2,975)
Accrued expenses and other current liabilities	2,109	(9,130)
Deferred revenue, current and non-current	10,643	—
Other long-term liabilities	(39)	(72)
Operating lease liabilities	(503)	(333)
Net cash used in operating activities	(64,347)	(85,872)
Cash flows from investing activities:
Purchases of marketable securities	(43,915)	(45,723)
Proceeds from maturities of marketable securities	51,548	56,350
Write-offs (purchases) of property and equipment	39	(157)
Net cash provided by investing activities	7,672	10,470
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of commissions	7,831	13,166
Proceeds from the issuance of common stock related to Rights Offering	—	9,416
Proceeds from the issuance of common stock related to the Underwritten Public Offering	—	56,078
Proceeds from issuance of Series C Preferred Shares related to Rights Offering	—	20,583
Proceeds from issuance of Series D Preferred Shares related to the Underwritten Public Offering	—	30,402
Proceeds from the issuance of common stock related to the Pfizer Purchase Agreement	27,537	—
Proceeds from sale of future royalties, net	49,750	—
Transaction costs from sale of future royalties	(2,210)	—
Royalty payments	(60)	—
Payment of offering costs	(248)	(953)
Proceeds from stock option exercises	1,450	2,189
Net cash provided by financing activities	84,050	130,881
Net increase (decrease) in cash and cash equivalents	27,375	55,479
Cash and cash equivalents at beginning of period	85,209	29,730
Cash and cash equivalents at end of period	$112,584	$85,209

Supplemental disclosure of non-cash activities:
Right-of-use assets and lease obligations recorded upon commencement or amendment of lease agreements	$—	$2,626

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing treatments in high unmet need areas involving multi-drug resistant ("MDR") bacterial infections and rare diseases. The Company’s most advanced product candidate, tebipenem pivoxil hydrobromide or tebipenem HBr (previously SPR994), is designed to be the first oral carbapenem-class antibiotic for use in adults to treat cUTI, including pyelonephritis. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier, more convenient and cost-effective treatment of patients after hospitalization. The Company is also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by pulmonary non-tuberculous mycobacterial infections ("NTM") disease. In addition, the Company has a potentiator technology, that includes an IV-administered product candidate, SPR206, being developed to treat MDR Gram-negative infections in the hospital.

The Company was formed as Spero Therapeutics, LLC in December 2013 under the laws of the State of Delaware. On June 30, 2017, through a series of transactions, Spero Therapeutics, LLC merged with and into Spero Therapeutics, Inc. (formerly known as Spero OpCo, Inc.), a Delaware corporation.

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which it registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that it entered into with Cantor Fitzgerald & Co. ("Cantor"). Under the sales agreement, Cantor may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, licensing agreements and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $89.8 million and $78.3 million for the years ended December 31, 2021and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $367.5 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on the Company’s current operating plan and existing cash, cash equivalents and marketable securities, the Company has determined that there is substantial doubt regarding its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. . The Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other venues. The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, including relating to the COVID-19 pandemic or its variants, our operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for clinical trial costs and other research and development expenses, the valuation of share-based awards and the liability related to the sale of future royalties. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has contemplated the impact of COVID-19 within its financial statements and is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. There may be changes to those estimates in future periods. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of December 31, 2021, and 2020, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of December 31, 2021, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition - Collaboration Revenue

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed its revenue-generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in the arrangements. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Compensation

The Company issues stock-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its stock-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC 718, Compensation—Stock Compensation and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. The Company has also granted certain awards subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2021 and 2020, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities. There were no reclassifications out of comprehensive loss for the years ended December 31, 2021 and 2020.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended December 31, 2021, or to our net deferred tax assets as of December 31, 2021.

Liability related to the sale of future royalties

The Company treats the liability related to the sale of future royalties, as discussed further in Note 10, as a debt instrument, amortized under the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on its current estimates of future revenues over the life of the arrangement. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that the Company makes estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liability

In connection with certain transactions, the Company has identified certain embedded derivatives, which are recorded as liabilities on the Company’s consolidated balance sheet and are remeasured to fair value at each reporting date until the derivative is settled. Changes in the fair value of the derivative liabilities are recognized as other income (expense) in the consolidated statement of operations and comprehensive loss.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for interim and annual periods in 2021. Early adoption is permitted. The application of the amendments in the new guidance are to be applied on a retrospective basis, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings or prospectively, depending on the amendment. This standard became effective for the Company on January 1, 2021, and did not have a material impact on its consolidated financial statements and related disclosures.
3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$109,316	$—	$109,316
Corporate bonds	—	2,701	—	2,701
Total cash equivalents	—	112,017	—	112,017
Marketable securities:
Corporate bonds	—	11,479	—	11,479
Commercial paper	—	22,339	—	22,339
Total marketable securities	—	33,818	—	33,818
Total cash equivalents and marketable securities	$—	$145,835	$—	$145,835

Liabilities:
Derivative liability	$—	$—	$802	$802
	$—	$—	$802	$802

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$73,488	$—	$73,488
Commercial paper		5,998	—	5,998
Corporate bonds		3,006	—	3,006
Total cash equivalents	—	82,492	—	82,492
Marketable securities:
Corporate bonds	—	13,221	—	13,221
Commercial paper	—	28,476	—	28,476
Total marketable securities	—	41,697	—	41,697
Total cash equivalents and marketable securities	$—	$124,189	$—	$124,189

Excluded from the tables above is cash of $0.6 million and $2.7 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined unrealized losses on these securities were related to non-credit factors. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds	11,481	—	(2)	11,479
Commercial paper	22,339	—	—	22,339
	$33,820	$—	$(2)	$33,818

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds	13,227	—	(6)	13,221
Commercial paper	28,476	—	—	28,476
	$41,703	$—	$(6)	$41,697

As of December 31, 2021 and 2020, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

Embedded Derivative

In connection with the liability related to the sale of future royalties (see Note 10), the Company classified $1.0 million at inception of its Revenue Interest Financing Agreement as a derivative liability on its consolidated balance sheet because there were embedded instruments that represent a conditional obligation to pay HCR the final payment, which is 250% of the Investment Amount, upon an event of default or change of control. The Company will remeasure the derivative liability to fair value at each reporting date, and recognize changes in the fair value of the derivative liability as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. The Company valued the Change of Control Provision using a Monte Carlo Simulation Method, assuming a lognormal distribution for revenue. The assumptions used in the valuation model include (1) our estimates of the probability and timing of related events (2) our estimates of future revenues subject to the Revenue Interest Financing Agreement (3) volatility (4) the risk-adjusted discount rate and (5) the probability of a change in control occurring during the term of the instrument.

The fair value of the derivative liability upon issuance in October 2021 was $1.0 million, and is classified as Level 3 liability under the fair value hierarchy.

As of December 31, 2021 the fair value of the derivative liability decreased by $0.2 million to $0.8 million, primarily due to the passage of time and changes in the market volatility and underlying credit risk inputs.

Liability related to the sale of future royalties

The fair value for the liability related to the sale of future royalties at the time of the transaction was based on the Company's current estimates of future royalties expected to be paid to HCR over the remaining patent life of the product, which are considered level 3 inputs (see Note 10).

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	1,636	1,636
Manufacturing equipment	1,338	1,338
Computer software and equipment	$507	$507
Office furniture and equipment	425	424
Construction-in-progress	—	40
	3,906	3,945
Less: Accumulated depreciation and amortization	(2,880)	(2,276)
	$1,026	$1,669

Property and equipment additions during the year ended December 31, 2021 and 2020 primarily related to office furniture and equipment and construction-in-progress related to the expansion of Company’s leased office space (see Note 5). Depreciation and amortization expense was $0.6 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020, the components of operating lease expense were as follows (in thousands):

Operating lease expense	Statement of Operations Location	December 31, 2021	December 31, 2020
Fixed operating lease expense	Research and development expense	$869	$808
	General and administrative expense	681	418

Variable operating lease expense	Research and development expense	76	89
	General and administrative expense	143	58

Total operating lease expense		$1,769	$1,373

Supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2021 and 2020, was as follows (in thousands):

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,525	$1,171
Non-cash amounts resulting from the measurement of the lease liabilities:
Right-of-use asset and lease obligation recorded upon commencement or amendment of lease agreements	-	2,626

Embedded Finance Leases

As part of our agreement with Meiji Seika Pharma Co. Ltd. (“Meiji”), the Company paid Meiji approximately $1.6 million during the year ended December 31, 2018, related to fixed assets which will be used in manufacturing related activities at Meiji. The Company determined this equipment to be an embedded finance lease and has been capitalized as property and equipment in the consolidated balance sheet as of December 31, 2021 and 2020. As this equipment was fully paid in 2018, there is no corresponding lease liability as of December 31, 2021 or 2020.

The following table presents the lease balances within the consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of December 31, 2021 and 2020 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	December 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$6,530	$7,114
Financing	Property and equipment, net	468	736
Total leased assets		$6,998	$7,850

Liabilities
Current
Operating	Operating lease liabilities	$1,362	$947
Non-Current
Operating	Non-current operating lease liabilities	5,973	6,891
Total lease liabilities		$7,335	$7,838

Weighted average remaining lease term (in years)		5.6	6.6
Weighted average discount rate		9.8%	9.8%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,
2022	$1,362
2023	1,690
2024	1,718
2025	1,746
2026	1,956
Thereafter	1,155
Total future minimum lease payments	9,627
Less imputed interest	(2,292)
Total operating lease liabilities	$7,335

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued external research and development expenses	$6,315	$7,035
Accrued payroll and related expenses	5,884	3,918
Accrued professional fees	909	1,066
Accrued other	1,242	222
	$14,350	$12,241

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. Equity

Convertible Preferred Shares

Series A Convertible Preferred Shares

The Company has designated 2,220 of the 10,000,000 authorized shares of preferred stock as Series A Preferred Stock.

Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the option of the holder, provided that the holder will be prohibited from converting the Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of common stock. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. As such, the Company classified the Series A Preferred Stock within permanent equity in its consolidated balance sheet.

Series B Convertible Preferred Shares

The Company has designated 1,000 of the 10,000,000 authorized shares of preferred stock as Series B Preferred Stock.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series C Convertible Preferred Shares

The Company has designated 3,333 of the 10,000,000 authorized shares of preferred stock as Series C Preferred Stock.

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

Series D Convertible Preferred Shares

The Company has designated 3,215,000 of the 10,000,000 authorized shares of preferred stock as Series D Preferred Stock.

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

Common Stock

On December 3, 2018, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-228661) with the SEC, which was declared effective on December 11, 2018, and pursuant to which the Company registered for sale up to $200.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that it entered into with Cantor Fitzgerald & Co. (“Cantor”) Under the sales agreement, Cantor was permitted to sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the sales agreement. The prospectus underlying the “at-the-market” offering program was terminated on September 9, 2020 in connection with the Company’s underwritten public offering that was completed in September 2020. At such time, the Company had raised approximately $15.4 million in sales of its common stock under the “at-the-market” offering program, prior to deducting sales commissions, and had remaining available capacity of approximately $34.6 million. On November 13, 2020, the Company reinstated the “at-the-market” offering program with a capacity of up to $34.0 million by filing an updated prospectus.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair market value of 2,362,348 shares of the Company's common stock issued to Pfizer under the Pfizer Purchase Agreement was $27.5 million. The common stock issued under the Pfizer Purchase Agreement were valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated premium of $12.5 million as a freestanding equity-linked instrument under ASC 815. The premium was allocated as consideration for the Company's license agreement with Pfizer (the “Pfizer License Agreement”) and evaluated under ASC 606. The premium was determined not to be constrained and was included in the calculation of the total transaction price related to the Pfizer License Agreement as of June 30, 2021. Refer to Note 14 for further discussion.

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

During year ended December 31, 2021 the Company sold 475,469 shares of its common stock under the “at-the-market” offering sales agreements at an average price of approximately $16.98 per share for aggregate gross proceeds of approximately $8.1 million prior to deducting sales commissions.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation

2017 Stock Incentive Plan

On June 28, 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock grants and stock-based awards. The 2017 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The number of shares initially reserved for issuance under the 2017 Plan was 1,785,416 shares of common stock. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2017 Plan.

On October 18, 2017, the Company’s shareholders approved an amendment to the 2017 Plan, which became effective upon the completion of the Company’s initial public offering, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 2,696,401. Additionally, the number of shares of common stock that may be issued under the 2017 Plan would be automatically increased on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 607,324 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors or compensation committee.

On August 17, 2021, the Company's shareholders approved amendments to the 2017 Plan. The amendments provided for the following: (i) increased the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 3,170,254 shares, (ii) removed the “evergreen” provision historically included in the 2017 Plan, and (iii) made certain other amendments.

As of December 31, 2021, there were 2,685,972 shares remaining available to be issued under the 2017 Plan, as amended.

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

In June 2020, the board of directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance under the 2019 Inducement Plan by 700,000 shares.

As of December 31, 2021, there were 9,252 shares remaining available to be issued under the 2019 Inducement Plan, as amended.

The following table summarizes stock option activity for all of our plans during 2021:

	2017 Plan	2019 Inducement Plan	Total Number of Stock Options
Outstanding as of December 31, 2020	3,137,233	545,000	3,682,233
Granted	1,161,309	547,400	1,708,709
Exercised	(140,537)	(20,137)	(160,674)
Forfeited or cancelled	(264,400)	(75,152)	(339,552)
Outstanding as of December 31, 2021	3,893,605	997,111	4,890,716

As of December 31, 2021, a total of 8,720,127 shares have been authorized and reserved for issuance under all equity plans and 2,695,224 shares were available for future issuance under such plans.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based awards

During 2019, the Company granted 100,000 options and 50,000 restricted stock units (“RSUs”) containing the same performance-based vesting criteria. The 100,000 options are included in the table above but the 50,000 RSU’s are excluded from the table. These options and RSUs (the “Performance Awards”) were subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. Specifically, the Performance Awards were eligible for vesting based on the achievement of performance criteria, each representing a 25% vesting opportunity if achieved within a specified time during the performance period (the “Performance Period”), and relating to (i) the release of tebipenem HBr top-line data; (ii) FDA acceptance of a tebipenem HBr New Drug Application; (iii) non-dilutive financing; and (iv) equity financing. Following the Performance Period, Performance Awards determined to be eligible for vesting as a result of achievement of the performance criteria will vest as follows: (a) 50% of the eligible award will vest immediately, and (b) the remaining eligible award will vest (i) in the case of options, in equal monthly installments ending two years after the Performance Period expiration, and (ii) in the case of RSUs, on such two year anniversary.

In January 2021, the Company cancelled the performance-based awards due to the non-achievement of the performance-based vesting criteria, and the awards were added back to the shares of common stock available for issuance under the 2017 Plan. None of the outstanding options had vested and no compensation expense associated with performance-based awards was recognized as of December 31, 2021.

The following table summarizes the activity of options and RSUs under the 2017 Plan containing performance-based vesting criteria during the year ended December 31, 2021:

	Number of Performance Based Option Shares	Number of Performance Based RSU Shares
Outstanding as of December 31, 2020	63,107	30,561
Granted	—	—
Exercised	—	—
Forfeited or cancelled	(63,107)	(30,561)
Outstanding as of December 31, 2021	—	—

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.8%	1.1%
Expected term (in years)	6.2	6.2
Expected volatility	92.6%	82.7%
Expected dividend yield	0.0%	0.0%

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes details regarding stock options granted under our equity incentive plans for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,682,233	$9.10	7.84	$37,881
Granted	1,708,709	17.62	—	—
Exercised	(160,674)	9.02	—	—
Forfeited or cancelled	(339,552)	13.81	—	—
Outstanding as of December 31, 2021	4,890,716	$11.75	7.62	$24,263
Outstanding as of December 31, 2021 - vested and expected to vest	4,890,716	$11.75	7.62	$24,263
Exercisable at December 31, 2021	2,524,419	$8.54	6.44	$18,904

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2021 was $13.37 per share. The weighted average grant-date fair value of awards granted during the year ended December 31, 2020 was $7.79 per share. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was approximately $1.2 million and $2.3 million, respectively. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of December 31, 2021, total unrecognized compensation cost related to unvested stock option grants was approximately $25.3 million. This amount is expected to be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Units

The Company granted 516,790 RSUs to employees during the year ended December 31, 2021.

The following table summarizes RSU activity under all equity plans (excluding performance-based RSUs) during the year months ended December 31, 2021:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	—
Granted	516,790	$17.06
Vested and released	—	—
Forfeited or cancelled	(3,100)	14.41
Outstanding as of December 31, 2021	513,690	$17.08

As of December 31, 2021, there was approximately $8.1 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

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

Share-Based Compensation Expense

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded share-based compensation expense, for both RSUs and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020

Research and development expenses	$4,163	$2,229
General and administrative expenses	5,267	2,659
Total	$9,430	$4,888

10. Liability Related to the Sale of Future Royalties

On September 29, 2021, the Company entered into a Revenue Interest Financing Agreement ("Revenue Interest Agreement") with certain entities managed by HealthCare Royalty Management, LLC (“HCR”), pursuant to which the Company sold to HCR the right to receive certain royalty payments from the Company for a purchase price of up to $125.0 million. The Company has evaluated the terms of the Revenue Interest Agreement and concluded that the features of the investment amount are similar to those of a debt instrument. The Company received gross proceeds of $50.0 million from HCR at an initial funding on October 19, 2021 (the “Initial Investment Amount”). As such, the Company accounted for this transaction as long-term debt as of December 31, 2021. The Company is entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr on or before December 31, 2022 (the “Second Investment Amount”), and an additional $25.0 million subject to the mutual agreement of the Company and HCR and if the Company meets certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch (the “Third Investment Amount,” and together with the Initial Investment Amount and the Second Investment Amount, collectively, the “Investment Amount”).

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

If the Company has not received FDA approval for tebipenem HBr for a cUTI indication on or prior to December 31, 2022, the Revenue Interest Agreement will terminate and the Company will pay to HCR, no later than January 15, 2023, an amount equal to the Initial Investment Amount plus interest equal to an annual 13.5% rate of return.

If HCR has not received aggregate payments of at least 60% of the Investment Amount by September 30, 2025 and at least 100% of the Investment Amount by September 30, 2027 (each, a “Minimum Amount”), then the Company will be obligated to make a cash payment to HCR in an amount sufficient to gross HCR up to the applicable Minimum Amount.

The Company has accounted for the transaction as long-term debt. The gross proceeds of the Initial Investment Amount of $50.0 million were recorded as a liability related to the sale of future royalties, net of transaction costs of $2.5 million and initial derivative liability of $1.0 million, which will be amortized over the estimated life of the arrangement using the effective interest method. The fair value for the liability related to the sale of future royalties at the time of the transaction was based on the Company's current estimates of future royalties expected to be paid to HCR over the remaining patent life of the product, which are considered level 3 inputs.

The Company estimates the effective interest rate used to record non-cash interest expense under the Revenue Interest Agreement based on the estimate of future royalty payments to be received by HCR. As of December 31, 2021, the estimated effective interest rate under the agreement was 20.8%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company's forecasted royalties. At each reporting date, the Company will reassess its estimate of total future royalty payments to be received by HCR, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

In connection with the initial investment amount, the Company classified $1.0 million at inception of the Revenue Interest Agreement as a derivative liability on its consolidated balance sheet because there were embedded instruments that represent a conditional obligation to pay HCR the final payment, which is 250% of the Investment Amount, upon an event of default or change of control (see Note 3).

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the liability related to the sale of future royalties under the Revenue Interest Agreement with HCR as of December 31, 2021 (in thousands):

December 31, 2021
Liability related to sale of future royalties, beginning balance	$—
Proceeds from sale of future royalties, gross	50,000
Less initial issuance costs (recorded as discount)	(2,460)
Less initial derivative liability (recorded as discount)	(1,006)
Less payments made	(60)
Plus Interest expense accrued/ recognized	1,940
Liability related to sale of future royalties, ending balance	$48,414

11. Income Taxes

During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(89,565)	$(77,671)
Foreign	(191)	(609)
Loss before income taxes	$(89,756)	$(78,280)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	(21.0)	(21.0)
Federal and state research and development tax credit	(3.1)	(3.2)
State taxes, net of federal benefit	(7.0)	(6.2)
Foreign rate differential	-	-
Nondeductible items	0.6	0.9
Increase in deferred tax asset valuation allowance	30.5	29.5
Effective income tax rate	—	—

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Net operating loss carryforwards	$83,849	$63,612
Research and development tax credit carryforwards	12,375	8,024
Other	6,220	3,403
Total deferred tax assets	102,444	75,039
Valuation allowance	(102,444)	(75,039)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $303.7 million and $302.6 million, respectively, which may be available to offset future income tax liabilities. The federal NOLs of $73.0 million will expire at various dates from 2033 to 2037 and approximately $230.7 million can be carried forward indefinitely. The state NOLs begin to expire in 2033 and will expire at various dates through 2039. In addition, as of December 31, 2021, the Company had foreign net operating loss carryforwards of $4.4 million, which may be available to offset future income tax liabilities and do not expire. As of

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, the Company also had federal and state research and development tax credit carryforwards of $10.2 million and $2.2 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2033 and 2028, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards, and were as follows (in thousands):

	December 31,
	2021	2020
Valuation allowance as of beginning of year	$(75,039)	$(51,980)
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	(27,405)	(23,059)
Valuation allowance as of end of year	$(102,444)	$(75,039)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2021 or 2020. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021 or 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations and comprehensive loss.

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

The Company had filed separate U.S. income tax returns return for each of its subsidiaries prior to its reorganization in 2015. The Company now files U.S. income tax returns as a U.S. consolidated group. In Massachusetts, the Company files income tax returns as a combined group except for its Massachusetts Securities Corporation subsidiary, which is a separate income tax filing. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for all years since 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), was signed into law in the United States in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2021, or to the Company’s net deferred tax assets as of December 31, 2021.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of complicated urinary tract infections (“cUTI”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for the development of tebipenem HBr, increasing the amount of the initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.0 million and extended the period of performance through November 1, 2021. In October 2021, BARDA extended the period of performance for the first contract option through December 15, 2022. As of December 31, 2021, the balance of the award was subject to BARDA exercising a second option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below. On January 19, 2022, the Company announced that BARDA exercised a new option on the contract. The new option increases the total amount of committed funding by $12.9 million to approximately $46.9 million, increasing the total potential contract value to $59.7 million. The additional $12.9 million option is expected to provide support for a clinical trial and related activities for orally administered tebipenem HBr's use in treating pediatric patients with complicated urinary tract infections, including acute pyelonephritis.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of tebipenem HBr in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted under the direction of Spero. DTRA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaborative program for tebipenem HBr. Together, BARDA and DTRA will provide up to $69.7 million in total funding for the clinical development and biodefense assessment of tebipenem HBr, of which $12.7 million is subject to the exercise of options by BARDA and Spero’s achievement of specified milestones.

During the years ended December 31, 2021 and 2020, the Company recognized $9.9 million and $7.9 million of revenue under this agreement, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential New Drug Application ("NDA") submission with the FDA for SPR206. During the years ended December 31, 2021 and 2020, the Company recognized $4.5 million and $0.4 million in revenue under this agreement, respectively.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.4 million over a base period and five option periods. As of December 31, 2021, funding for the base period totaling $2.1 million has been committed. The Company recognized $0.4 million under this agreement during the year ended December 31, 2021.

In February 2017, the Company was awarded a grant from the NIAID under its Small Business Innovation Research program, over a two-year period from March 1, 2017 to February 28, 2019 to conduct additional preclinical studies of SPR720, the Company’s novel oral bacterial gyrase inhibitor, for the treatment of non-tuberculous mycobacterial infections. The award was structured as a 12-month $0.6 million base period and a $0.4 million option period. Through December 31, 2017, only the base period funds were committed. In February 2018 NIAID exercised the $0.4 million 12-month option period. In January 2019, the period of performance for this award was extended through February 28, 2020 and during the year ended December 31, 2020, this award was closed out. The Company did not recognize revenue under this agreement during the year ended December 31, 2021 and recognized less than $0.1 million in revenue under this agreement during the year ended December 31, 2020.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of December 31, 2021, funding for the base period and the first two option periods totaling $5.9 million had been committed. In March 2021, a contract modification was executed and the performance period for this award was extended until June 15, 2021. During the years ended December 31, 2021 and 2020, the Company recognized $0.4 million and $0.7 million in revenue under this agreement, respectively.

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

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.7 million as of December 31, 2021) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the years ended December 31, 2021 and 2020, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the year ended December 31, 2021, the Company did not record any research and development expense under this agreement and the next milestone under this agreement is not accrued because it is not yet probable. During the year ended December 31, 2020, the Company paid and recorded $0.9 million in research and development expense related to the achievement of regulatory milestones for SPR720.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheet as of December 31, 2021. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of a New Drug Application (“NDA”) to the FDA for tebipenem HBr. As part of the agreement, the Company is obligated to make future milestone payments of up to $1.0 million as of December 31, 2021 upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will be now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $1.3 million has been received to date. The Company may receive milestones of up to $1.5 million if the Company chooses to complete a future clinical study, of which the Company received approximately $0.8 million upon the initiation of the Bronchoalveolar Lavage (BAL) clinical trial of SPR206 in June 2021 and will receive the remaining $0.7 million upon the delivery of a clinical study report. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

During the year ended December 31, 2021, the Company recognized $1.3 million of revenue related to this agreement related to certain milestone achievements. During the year ended December 31, 2020, the Company recognized $0.3 million of revenue related to this agreement.

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

The Company allocated $3.6 million to the license granted to Everest, which was recognized during the year ended December 31, 2019, upon delivery of the license. In addition, $0.1 million was allocated to the exclusive option to SPR741, which was recognized in the fourth quarter of 2019 upon expiration of the option period and $1.3 million was allocated to research and development services and recognized over time as services were performed. As of December 31, 2020, the aggregate amount of the transaction price was fully allocated to satisfied performance obligations.

Gates MRI

In June 2019, the Company entered into a collaboration with Gates MRI to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis. In furtherance of the Gates MRI’s charitable purposes, the Company also granted to Gates MRI a no-cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of tuberculosis (“TB”) in low- and middle- income countries. The Gates MRI is responsible for formulating and funding its own research plan for the development of SPR720 for TB. As such, Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB. In addition, Gates MRI and the Company will jointly design and manage certain collaborative research activities, which the Company will perform and which will be funded by the Gates MRI. Due to the cost-funded nature of the payments and the Company’s assessment that it does not have a vendor/customer relationship with the Gates MRI, the Company will recognize the funding received under the agreement as a reduction to the research and development expenses incurred, as the related expenses are incurred. During the years ended December 31, 2021 and 2020, the Company recorded $1.5 million and $2.1 million, respectively, as a reduction to research and development expense related to activities funded by Gates MRI.

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s balance sheet and was fully amortized over a service period of approximately 34 months as of December 31, 2021. The Company has paid Savior an additional $5.2 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of December 31, 2021.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(1)
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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were fully constrained as of December 31, 2021 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

The Company recognized $1.8 million of revenue from the contract during the year ended December 31, 2021. The remaining transaction price balance of approximately $10.6 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheet. As of December 31, 2021, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

15. Australia Research and Development Tax Incentive

The Australian government has established a research and development tax incentive to encourage industry investment in research and development, which is available to companies incorporated under Australian law that have core research and development activities. In September 2016, the Company established Spero Potentiator Australia Pty Limited to carry out certain research and development activities. As this subsidiary meets the eligibility requirements of the Australian tax law, it is eligible to receive a 43.5% tax incentive for qualified research and development activities. For the years ended December 31, 2021 and 2020, less than $0.1 million and $0.3 million, respectively, was recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The refund is denominated in Australian dollars and, therefore, the receivable is re-measured to U.S. dollars as of each reporting date. As of December 31, 2021 and 2020, the Company’s tax incentive receivables from the Australian government totaled $0.4 million and $1.2 million, respectively.

16. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020

Numerator:
Net loss	$(89,756)	$(78,280)
Deemed Dividend	—	(549)
Net loss attributable to common stockholders	$(89,756)	$(78,829)

Denominator:
Weighted average common shares outstanding, basic and diluted	30,895,756	22,386,122

Net loss per share, basic and diluted	$(2.91)	$(3.52)

The net loss applicable to common stockholders for the year ended December 31, 2020 did not equal net loss due to the accretion of the beneficial conversion feature of Series C Preferred Stock in the amount of $0.5 million. The beneficial conversion feature was initially recorded as a discount on the Series C Preferred Stock with a corresponding amount recorded to Additional Paid-

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in Capital. The discount on the Series C Preferred Stock was then immediately written off as a deemed dividend as the Series C Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder.

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

	Year Ended December 31,
	2021	2020
Options to purchase common stock	4,890,716	3,682,233
Unvested restricted stock units	513,690	30,561
Series A convertible preferred stock (as converted to common shares)	—	—
Series B convertible preferred stock (as converted to common shares)	938,000	1,000,000
Series C convertible preferred stock (as converted to common shares)	2,214,000	2,287,000
Series D convertible preferred stock (as converted to common shares)	3,215,000	3,215,000
Total	11,771,406	10,214,794

17. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company made matching contributions to the 401(k) Plan of $0.5 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively.

18. Subsequent Events

On January 19, 2022, the Company announced BARDA added and exercised a new option on the contract originally awarded to the Company in 2018. The new option increases the total amount of committed funding by $12.9 million to approximately $46.9 million, increasing the total potential contract value to $59.7 million. The additional $12.9 million option is expected to provide support for a clinical trial and related activities for orally administered tebipenem pivoxil’s use in treating pediatric patients with complicated urinary tract infections, including acute pyelonephritis.

Subsequent to December 31, 2021 and through and including March 25, 2022, the Company sold an additional 344,205 shares of its common stock under the "at-the-market" offering program sales agreement with Cantor at an average price of approximately $10.86 per share for aggregate gross proceeds of approximately $3.7 million prior to deducting sales commissions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the names of our directors, their ages, their offices, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director is set forth below:

Name	Age	Position with the Company
Milind Deshpande, Ph.D.	65	Chairman of the Board of Directors
Scott Jackson	57	Director
Ankit Mahadevia, M.D.	41	Chief Executive Officer, President and Director
John C. Pottage, Jr., M.D.	69	Director
Cynthia Smith	53	Director
Frank E. Thomas	52	Director
Kathleen Tregoning	51	Director
Patrick Vink, M.D.	58	Director

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Spero Therapeutics, Inc., either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of the Board of Directors are “independent directors” as defined by The Nasdaq Stock Market: Milind Deshpande, Ph.D., Scott Jackson, John C. Pottage, Jr., M.D., Cynthia Smith, Frank E. Thomas, Kathleen Tregoning and Patrick Vink, M.D. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Kathleen Tregoning has served on our Board of Directors since October 2021. Ms. Tregoning has served as Chief Corporate Affairs Officer of Cerevel Therapeutics Holdings, Inc. since July 2020. Previously, from February 2017 to March 2020, Ms. Tregoning served as Executive Vice President for External Affairs at Sanofi S.A., a French multinational pharmaceutical company, where she was responsible for leading an integrated organization that brought together market access, communications, public policy, government affairs, patient advocacy and corporate social responsibility. Prior to joining Sanofi, Ms. Tregoning spent more than a decade at Biogen Inc., a multinational biotechnology company, first as Vice President, Public Policy & Government Affairs, from 2006 to 2015, and then as Senior Vice President, Corporate Affairs, from December 2015 to February 2017. Previously, Ms. Tregoning served as a professional staff member in the United States Congress, where she held health policy roles with the Senate Budget Committee, the House Energy & Commerce Committee, and the House Ways & Means Committee. Ms. Tregoning began her career with Andersen Consulting, where she developed business strategies and processes for clients in a range of industries, and later served as an Assistant Deputy Mayor for Policy & Budget in the office of the Mayor of Los Angeles. Ms. Tregoning graduated from Stanford University with a B.A. in International Relations and holds an M.A. in Public Policy from the Kennedy School of

Government at Harvard University. We believe that Ms. Tregoning is qualified to serve on our Board of Directors because of her senior and executive leadership experience in several biopharmaceutical companies.

Patrick Vink, M.D. has served on our Board of Directors since September 2015. Dr. Vink has been an advisor to the pharmaceutical industry since 2015 and board member of several companies. Previously, Dr. Vink was employed at Cubist Pharmaceuticals, Inc. Most recently, he served as Executive Vice-President and Chief Operating Officer, overseeing all worldwide commercial and technical operations as well as global alliance management and managing the company’s profit and loss. He joined Cubist in 2012 as Senior Vice-president and Head of all International Business Operations. In this role, he was responsible for the all business activities in International markets outside USA. Prior to joining Cubist, Dr. Vink served as Senior Vice President, Global Head of Hospital Business and Global Head of Biologics for Mylan Inc. In this role, Dr. Vink managed the global hospital business of the company. He joined Mylan in 2008 and established a number of global functions for the company in Switzerland. Before joining Mylan, Dr. Vink held several leadership positions across the industry, including Head of Global Business Franchise Biopharmaceuticals for Novartis Sandoz; Vice President International Business for Biogen, Inc.; and Head of Worldwide Marketing, Cardiovascular and Thrombosis for Sanofi-Synthélabo SA. Dr. Vink served as a member of the Executive Committee of the European Federation of Pharmaceutical Industries and Associations (EFPIA) between 2013 and 2015. Dr. Vink graduated as a medical doctor from the University of Leiden, Netherlands in 1988 and obtained his M.B.A. in 1992 from the University of Rochester. Dr. Vink serves on the boards of directors of Santhera Pharmaceuticals AG, Amryt Pharma PLC., and is Chairman of the board of directors of two privately held companies. We believe that Dr. Vink is qualified to serve on our Board of Directors because of his extensive operational business experience, significant knowledge of the activities of our company, and diverse background serving on the board of directors of various public and private life science companies.

Term of Office of Directors

Our amended and restated By-Laws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of eight members, classified into three classes as follows:

(1)	Patrick Vink, M.D. and Frank E. Thomas constitute our Class II directors with a term ending at the 2022 annual meeting;

(2)	Milind Deshpande, Ph.D., Ankit Mahadevia, M.D. and Kathleen Tregoning constitute our Class III directors with a term ending at the 2023 annual meeting; and

(3)	Cynthia Smith, John C. Pottage, Jr., M.D. and Scott Jackson constitute our Class I directors with a term ending at the 2024 annual meeting.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2021, there were seven meetings of our Board of Directors, and the various committees of the Board of Directors met a total of 13 times. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees of the Board of Directors on which such director served during the fiscal year ended December 31, 2021. The Board of Directors has adopted a policy under which each member of the Board of Directors makes every effort to but is not required to attend each annual meeting of our stockholders.

Audit Committee. Our Audit Committee met four times during the fiscal year ended December 31, 2021. This committee currently has four members, Frank E. Thomas (Chairman), Scott Jackson, John C. Pottage, Jr., M.D., and Patrick Vink, M.D. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Thomas is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Please also see the report of the Audit Committee set forth elsewhere in this proxy statement.

A copy of the Audit Committee’s written charter is publicly available on our website at www.sperotherapeutics.com.

Compensation Committee. Our Human Capital Management Committee (the “Compensation Committee”) met five times during the fiscal year ended December 31, 2021. This committee currently has four members, Patrick Vink, M.D. (Chairman), Milind Deshpande, Ph.D., Cynthia Smith and Kathleen Tregoning. During the period of January 1, 2021 through October 11, 2021, our Compensation Committee was comprised of Patrick Vink, M.D. (Chairman), Jean-François Formela, M.D., Milind Deshpande, Ph.D.,

and Cynthia Smith. On October 11, 2021, Ms. Tregoning joined as a member of our Compensation Committee and Dr. Formela notified the Board of Directors of his resignation from the Board and the Compensation Committee and Nominating and Corporate Governance Committee of the Board, effective as of October 11, 2021. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers the Spero Therapeutics, Inc. 2017 Stock Incentive Plan, as amended, and our 2019 Inducement Equity Incentive Plan, as amended. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer and shall conduct its decision-making process with respect to that issue without the chief executive officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market.

In July 2019, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) as an independent advisor to the Compensation Committee to provide executive compensation consulting services. Meridian did not provide any services to us other than executive compensation consulting services during the fiscal year ended December 31, 2021. In compliance with the SEC and the corporate governance rules of The Nasdaq Stock Market, Meridian provided the Compensation Committee with a letter addressing each of the six independence factors. Their responses affirm the independence of Meridian and the partners, consultants, and employees who service the Compensation Committee on executive compensation matters and governance issues.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.sperotherapeutics.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee (“Nominating Committee”) met three times during the fiscal year ended December 31, 2021 and has two members, Milind Deshpande, Ph.D. (Chairman) and Frank E. Thomas. During the period of January 1, 2021 through October 11, 2021, our Nominating and Corporate Governance Committee was comprised of Milind Deshpande, Ph.D. (Chairman), Jean-François Formela, M.D., and Frank E. Thomas. On October 11, 2021, Dr. Formela notified the Board of Directors of his resignation from the Board and the Compensation Committee and Nominating and Corporate Governance Committee of the Board, effective as of October 11, 2021. Our Board of Directors has determined that all members of the Nominating Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market. The Nominating Committee’s responsibilities are set forth in the Nominating Committee’s written charter and include:

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
•
certain biographical and share ownership information about the stockholder and any other proponent, including a description of any derivative transactions in our securities;

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
•
certain information about any other security holder who supports the proposed nominee;
•
a description of all relationships between the proposed nominee and the recommending stockholder or any beneficial owner, including any agreements or understandings regarding the nomination; and
•
additional disclosures relating to stockholder nominees for directors, including completed questionnaires and disclosures required by our amended and restated By-Laws.

Corporate Governance Guidelines. Our Board of Directors has adopted corporate governance guidelines, which apply to our principal executive officer, our principal financial and accounting officer and all of our other employees, to assist in the exercise of its duties and responsibilities and to serve the best interests of us and our stockholders. The guidelines provide that:

•
our Board of Directors’ principal responsibility is to oversee our management;
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

Copies of the Nominating Committee’s written charter and our Corporate Governance Guidelines are publicly available on our website at www.sperotherapeutics.com.

Code of Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the Code of Business Conduct and Ethics is posted on our website at www.sperotherapeutics.com and will be made available to stockholders without charge, upon request, in writing to our Secretary at Spero Therapeutics, Inc., 675 Massachusetts Avenue, 14th Floor, Cambridge, Massachusetts 02139. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Business Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

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

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is currently chaired by Milind Deshpande, Ph.D. As a general policy, our Board of Directors believes that separation of the positions of chairman and chief executive officer reinforces the independence of our Board of Directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our Board of Directors as a whole. As such, Dr. Mahadevia serves as our Chief Executive Officer while Dr. Deshpande serves as the chairman of our Board of Directors but is not an officer.

Our Board of Directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board of Directors performs this oversight role by using several different levels of review. In connection with its reviews of our operations and corporate functions, our Board of Directors addresses the primary risks associated with those operations and corporate functions. In addition, our Board of Directors reviews the risks associated with our business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Each of our board committees also oversees the management of our risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our Chief Executive Officer reports to the Audit Committee and is responsible for identifying, evaluating and implementing risk management controls and methodologies to address any identified risks. In connection with its risk management role, our Audit Committee meets privately with representatives from our independent registered public accounting firm and our Chief Executive Officer. The Audit Committee oversees the operation of our risk management program, including the identification of the primary risks associated with our business and periodic updates to such risks, and reports to our Board of Directors regarding these activities.

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

Name	Age	Position
Tamara Joseph	59	Chief Legal Officer
Timothy Keutzer	54	Chief Development Officer
Cristina Larkin	51	Chief Operating Officer
David Melnick, M.D.	70	Chief Medical Officer
Satyavrat Shukla	50	Chief Financial Officer

Tamara Joseph has served as our Chief Legal Officer since December 2020. She has over 20 years of leadership roles in the biotechnology sector, overseeing legal, public and government affairs, compliance and risk management. Ms. Joseph most recently served as General Counsel at Millendo Therapeutics, Inc. and previously served as General Counsel at Enzyvant Therapeutics Ltd., InVivo Therapeutics Holdings Corp., Cubist Pharmaceuticals, Inc., Mayne Pharma Ltd., and Transkaryotic Therapies, Inc. Her experience also includes establishing and leading the international legal and public affairs departments of Biogen Idec Inc. Ms. Joseph received her B.A. in economics from Duke University, her J.D. from the University of Michigan Law School and her L.L.M. degrees from the College of Europe in Belgium and the University of Paris.

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

Item 11. Executive Compensation.

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2021 and 2020 to our President and Chief Executive Officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2021 and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All other Compensation ($)(5)(6)	Total ($)
Ankit Mahadevia, M.D.	2021	590,417	—	1,300,000	2,650,765	327,618	6,245	4,875,045
Chief Executive Officer	2020	536,667	—	—	1,153,962	424,049	6,110	2,120,788

Satyavrat Shukla	2021	440,889	164,000	399,994	1,039,433	175,660	8,295	2,228,271
Chief Financial Officer	2020	—	—	—	—	—	—	—

Cristina Larkin	2021	460,406	—	399,994	848,983	185,107	9,440	1,903,930
Chief Operating Officer	2020	404,052	—	—	352,600	225,968	9,342	991,962

(1)
Consists of a sign-on bonus to Mr. Shukla in connection with his commencement of employment in January 2021.

(2)
These amounts represent the aggregate grant date fair value for RSU awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC 718"). A discussion of the assumptions used in determining grant date fair value may be found in Note 9 to our consolidated financial statements for the year ended December 31, 2021.
(3)
These amounts represent the aggregate grant date fair value for option awards computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 9 to our consolidated financial statements for the year ended December 31, 2021.
(4)
Amounts represent annual cash bonuses earned for the applicable fiscal year. The annual cash bonuses are paid in the first quarter of the calendar year following the year to which the cash bonus relates.
(5)
Amounts in this column include for the year ended December 31, 2021 (i) in the case of Dr. Mahadevia, $740 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $5,505 in a matching contribution under our 401(k) plan, (ii) in the case of Mr. Shukla, $740 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $7,555 in a matching contribution under our 401(k) plan and (iii)in the case of Ms. Larkin, $740 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $8,701 in a matching contribution under our 401(k) plan.
(6)
Amounts in this column for the year ended December 31, 2020 include (i) in the case of Dr. Mahadevia, $792 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $5,318 in a matching contribution under our 401(k) plan and (ii) in the case of Ms. Larkin, $792 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $8,550 in a matching contribution under our 401(k) plan.

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

In December 2017, Dr. Mahadevia’s base salary was increased, effective January 1, 2018, to $465,000 with a target bonus opportunity of 50% of base salary. In December 2018, Dr. Mahadevia’s base salary was increased, effective February 1, 2019, to $500,000 with a target bonus opportunity of 50% of his base salary. In December 2019, Dr. Mahadevia’s base salary was increased, effective February 1, 2020, to $540,000, with a target bonus opportunity of 50% of his base salary. In December 2020, Dr. Mahadevia’s base salary was increased, effective February 1, 2021, to $565,000, with a target bonus opportunity of 50% of his base salary. As of July 1, 2021, Dr. Mahadevia’s base salary was increased to $620,000, with a target bonus opportunity of 60% of his base salary. In December 2021, Dr. Mahadevia’s base salary was increased, effective February 1, 2022, to $635,000, with a target bonus opportunity of 60% of his base salary.

Satyavrat Shukla

On December 9, 2020, we entered into an agreement with Mr. Shukla with respect to his employment as our Chief Financial Officer commencing on January 4, 2021. The terms of Mr. Shukla’s agreement provided for an annual base salary of $425,000 prorated for fiscal year 2021, and eligibility for an annual incentive bonus, with a target bonus opportunity of 40% of his then-current base salary. As of July 1, 2021, Mr. Shukla's base salary was increased to $460,000, with a target bonus opportunity of 40% of his base salary. In December 2021, Mr. Shukla’s base salary was increased, effective February 1, 2022, to $480,000 with a target bonus opportunity of 40% of his base salary.

The agreement also provides for the following severance payments upon termination by us without Cause or by Mr. Shukla for Good Reason: (i) payment of his then-current base salary for a period of nine months following termination; (ii) a pro-rated target bonus for the period during which Mr. Shukla was employed in the year of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Mr. Shukla becomes eligible for medical benefits with another employer. Further, the agreement provides that upon termination by us without Cause or by Mr. Shukla for Good Reason within 90 days prior to the earlier to occur of a Change of Control or a Change of Control Termination, Mr. Shukla will be entitled to receive: (i) a lump sum payment equal to 12 months of his then-current base salary plus a pro-rated target bonus for the period during which Mr. Shukla was employed in the year of termination; (ii) acceleration of (A) all unvested equity awards as of the date of termination if Mr. Shukla’s employment commenced at least 24 months prior to a Change of Control (B) 50% of all unvested equity awards as of the date of termination if Mr. Shukla’s employment commenced fewer than 24 months but at least 12 months prior to a Change of Control and (C) 25% of all unvested equity awards as of the date of termination if Mr. Shukla’s employment commenced fewer than 12 months prior to a Change of Control; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Mr. Shukla becomes eligible for medical benefits with another employer. Payment in each case is subject to Mr. Shukla’s execution of a release satisfactory to us following such termination. In addition, if Mr. Shukla’s employment terminates as a result of disability or death, he shall be entitled to receive a pro-rated target bonus for the period during which Mr. Shukla was employed in the year of termination.

Cristina Larkin

In February 2016, Cristina Larkin, our then Chief Commercial Officer, executed an offer letter with respect to her employment beginning on March 7, 2016. In September 2017, Ms. Larkin was promoted to Chief Operating Officer, in connection with which her bonus target was increased from 25% to 30% of her then-current base salary. In October 2017, we entered into a new employment agreement with Ms. Larkin, which provided for a base salary of $345,000 and eligibility for an annual incentive bonus, with a target bonus opportunity of 30% of her then-current base salary. In December 2017, Ms. Larkin’s base salary was increased, effective January 1, 2018, to $385,000 with a target bonus opportunity of 35% of base salary. In December 2018, Ms. Larkin’s base salary was increased, effective February 1, 2019, to $395,000 with a target bonus opportunity of 40% of base salary. In December 2019, Ms. Larkin’s base salary was increased, effective February 1, 2020, to $404,875 with a target bonus opportunity of 40% of her base salary. In December 2020, Ms. Larkin’s base salary was increased, effective February 1, 2021, to $430,000 with a target bonus opportunity of 40% of her base salary. As of July 1, 2021, Ms. Larkin's base salary was increased to $495,000, with a target bonus opportunity of 40% of her base salary. In December 2021, Ms. Larkin’s base salary was increased, effective February 1, 2022, to $515,000 with a target bonus opportunity of 40% of her base salary.

The agreement also provides for the following severance payments upon termination by us without Cause or by Ms. Larkin for Good Reason: (i) payment of her then-current base salary for a period of nine months following termination; (ii) a pro-rated target bonus for the period during which Ms. Larkin was employed in the year of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Ms. Larkin becomes eligible for medical benefits with another employer. Further, the agreement provides that upon termination by us without Cause or by Ms. Larkin for Good Reason within 90 days prior to the earlier to occur of a Change of Control or a Change of Control Termination, Ms. Larkin will be entitled to receive: (i) a lump sum payment equal to 12 months of her then-current base salary plus a pro-rated target bonus for the period during which Ms. Larkin was employed in the year of termination; (ii) acceleration of (A) all unvested equity awards as of the date of termination if Ms. Larkin’s employment commenced at least 24 months prior to a Change of Control (B) 50% of all unvested equity awards as of the date of termination if Ms. Larkin’s employment commenced fewer than 24 months but at least 12 months prior to a Change of Control or (C) 25% of all unvested equity awards as of the date of termination if Ms. Larkin’s employment commenced fewer than 12 months prior to a Change of Control; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Ms. Larkin becomes eligible for medical benefits with another employer. Payment in each case is subject to Ms. Larkin’s execution of a release satisfactory to us following such termination. In addition, if Ms. Larkin’s employment terminates as a result of disability or death, she shall be entitled to receive a pro-rated target bonus for the period during which Ms. Larkin was employed in the year of termination.

Under each of the employment agreements, Cause means (i) the executive’s conviction of (A) a felony or (B) any misdemeanor involving moral turpitude, deceit, dishonesty or fraud; (ii) the executive’s willful failure or refusal to comply with lawful directions of our Board of Directors, with respect to Dr. Mahadevia, our Chief Executive Officer, with respect to Mr. Shukla and Ms. Larkin, which failure or refusal continues for more than thirty days after written notice is given to the executive by our Board of Directors, with respect to Dr. Mahadevia, or by our Chief Executive Officer, with respect to Mr. Shukla and Ms. Larkin, which notice sets forth in reasonable detail the nature of such failure or refusal; (iii) willful and material breach by the executive of a written company policy applicable to the executive or the executive’s covenants and/or obligations under his or her employment agreement or the material breach of the executive’s proprietary information and inventions assignment agreement; and/or (iv) material misconduct by the executive that seriously discredits or damages us or any of our affiliates.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

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

The following table shows grants of stock options and awards outstanding on the last day of the fiscal year ended December 31, 2021 to each of the executive officers named in the Summary Compensation Table.

	Option Awards						Stock Awards

									Market
									Value of
	Number of		Number of				Number of		Shares or
	Securities		Securities				Shares or		Units of
	Underlying		Underlying		Option		Units of		Stock that
	Unexercised		Unexercised		Exercise	Option	Stock That		Have not
	Options (#)		Options (#)		Price	Expiration	Have not		Vested
Name	Exercisable		Unexercisable		($)	Date	Vested (#)		($) (1)
Ankit Mahadevia, M.D.	22,213	(2)	—		$5.90	7/5/2027	—		—
	101,488	(3)	—		$5.90	7/5/2027	—		—
	118,888	(4)	—		$5.90	7/5/2027	—		—
	244,220	(5)	—		$5.90	7/5/2027	—		—
	125,079	(6)	—		$11.63	12/12/2027	—		—
	131,250	(7)	48,750	(7)	$6.26	1/1/2029	—		—
	82,500	(8)	97,500	(8)	$9.34	2/2/2030	—		—
	—		179,319	(9)	$19.18	1/31/2031	—		—
	—		—		—	—	78,219	(10)	1,300,000

Satyavrat Shukla	—		75,000	(13)	$17.93	1/3/2031
							24,067	(10)	399,994

Cristina Larkin	8,434	(11)	—		$5.90	7/5/2027	—		—
	6,490	(12)	—		$5.90	7/5/2027	—		—
	70,779	(5)	—		$5.90	7/5/2027	—		—
	62,540	(6)	—		$11.63	12/12/2027	—		—
	47,396	(7)	17,604	(7)	$6.26	1/1/2029	—		—
	25,208	(8)	29,792	(8)	$9.34	2/2/2030	—		—
	—		57,432	(9)	$19.18	1/31/2031	—		—
	—		—		—	—	24,067	(10)	399,994

(1)
The market value of the stock awards is based on the closing price of our common stock of $16.01 per share on December 31, 2021.
(2)
100% of these options vested on August 24, 2019.
(3)
As part of the 2017 Reorganization, Dr. Mahadevia was granted options to replace his previously awarded incentive units in Spero Therapeutics, LLC. The options vest in accordance with the vesting terms of Dr. Mahadevia’s previously held incentive units: 25% of the underlying shares were deemed vested April 28, 2017, the first anniversary of the vesting commencement date, with an additional 1/36th of the remaining shares vesting monthly thereafter until the option was fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his employment agreement.
(4)
100% of these options vested on July 6, 2017.
(5)
100% of these options vested on July 6, 2021.
(6)
100% of these options vested on December 13, 2021.
(7)
25% of the options vested on January 2, 2020 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.
(8)
25% of the options vested on February 3, 2021 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.

(9)
25% of the options vested on February 1, 2022 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.
(10)
Consists of RSUs. Each RSU represents the right to receive one share of common stock upon vesting. The RSUs vest in four equal annual installments beginning on August 26,
2022, subject to the Reporting Person's continued service through the applicable vesting date.
(11)
As part of our 2017 Reorganization, Ms. Larkin was granted options to replace her previously awarded incentive units in Spero Therapeutics, LLC. The options vest in accordance with the vesting terms of Ms. Larkin’s previously held incentive units: 25% of the underlying shares were deemed vested on March 7, 2017, the first anniversary of the vesting commencement date, with an additional 1/36th of the remaining shares vesting monthly thereafter until the option was fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and her employment agreement.
(12)
As part of our 2017 Reorganization, Ms. Larkin was granted options to replace her previously awarded incentive units in Spero Therapeutics, LLC. The options vest in accordance with the vesting terms of Ms. Larkin’s previously held incentive units: 25% of the underlying shares were deemed vested April 28, 2017, the first anniversary of the vesting commencement date, with an additional 1/36th of the remaining shares vesting monthly thereafter until the option was fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and her employment agreement.
(13)
25% of the options vested on January 4, 2022 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.

The following table shows number of shares acquired and the value realized upon exercises of share options during the fiscal year ended December 31, 2021 by each of the executive officers named in the Summary Compensation Table.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Ankit Mahadevia, M.D.	8,000	69,464
Satyavrat Shukla	—	—
Cristina Larkin	—	—
(1)
The value realized on exercise is based on the market price of the shares at exercise less the applicable option exercise price.

Performance-Based Equity Incentive Awards

Historically, we have generally granted stock options with time-based vesting to our executives at the time of hire and on an annual basis thereafter. In March 2019, in addition to the foregoing, we granted an aggregate of 150,000 performance-based options and restricted stock units (“RSUs”) to our senior executives. These options and RSUs (the “Performance Awards”) were subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. Specifically, the Performance Awards are eligible for vesting based on the achievement of performance criteria, each representing a 25% vesting opportunity if achieved within a specified time during the performance period (the “Performance Period”), and relating to (i) the release of tebipenem HBr top-line data; (ii) FDA acceptance of a tebipenem HBr New Drug Application; (iii) non-dilutive financing; and (iv) equity financing. Following the Performance Period, Performance Awards determined to be eligible for vesting as a result of achievement of the performance criteria will vest as follows: (a) 50% of the eligible award will vest immediately, and (b) the remaining eligible award will vest (i) in the case of options, in equal monthly instalments ending two years after the Performance Period expiration, and (ii) in the case of RSUs, on such two year anniversary. The Performance Awards will be subject to provisions of the executives’ employment agreements regarding acceleration of vesting in the event of certain termination events following a change in control only to the extent previously determined to be eligible for vesting as a result of achievement of the performance criteria. We believe the achievement of the performance criteria will require significant execution and effort by the executives with no assurance of achievement guaranteed. Awards for which the performance criteria has not been achieved as specified during the Performance Period will lapse.

In January 2021, the performance-based awards were cancelled due to the non-achievement of the performance-based vesting criteria, and the awards were added back to the shares of common stock available for issuance under the 2017 Plan. None of the outstanding options and awards had vested as of the date of cancellation.

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

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2021 to each of our current and former non-employee directors. On October 11, 2021, Kathleen Tregoning joined our Board of Directors and Jean-François Formela, M.D. notified the Board of Directors of his resignation from the Board of Directors, effective as of October 11, 2021. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards* ($)(8)		Total($)
Milind Deshpande, Ph.D.	42,500	108,392	(3)(5)	150,892
Jean-François Formela, M.D. (1)	33,000	73,403	(5)(7)	106,403
Scott Jackson	42,500	73,403	(5)	115,903
John C. Pottage, Jr., M.D.	52,500	73,403	(5)	125,903
Cynthia Smith	5,000	108,392	(3)(5)	113,392
Frank E. Thomas	36,500	90,891	(4)(5)	127,391
Kathleen Tregoning (2)	8,913	175,439	(6)	184,352
Patrick Vink, M.D.	35,000	90,891	(4)(5)	125,891

* These amounts represent the aggregate grant date fair value of options granted to each director in the fiscal year ended December 31, 2021, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 9 to our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(1)
Dr. Formela resigned from our Board of Directors in October 2021.
(2)
Ms. Tregoning joined our Board of Directors in October 2021.
(3)
Represents an option to purchase 2,629 shares of common stock at an exercise price of $17.93. The shares underlying the option award vest and became fully exercisable on December 31, 2021, subject to the individual’s continued service as of such date.
(4)
Represents an option to purchase 1,314 shares of common stock at an exercise price of $17.93. The shares underlying the option award vest and became fully exercisable on December 31, 2021, subject to the individual’s continued service as of such date.
(5)
Represents an option to purchase 7,500 shares of common stock at an exercise price of $13.69. The shares underlying the option award vest and became fully exercisable on August 17, 2022, subject to the individual’s continued service as of such date.

(6)
Represents an option to purchase 15,000 shares of common stock at an exercise price of $16.91. The shares underlying the option award vest in thirty-six equal monthly installments at the end of each successive month following November 11, 2021, subject to the individual’s continued service as of such date.
(7)
Upon resignation from our Board of Directors in October 2021, none of Dr. Formela's options granted during the year ended December 31, 2021 had vested and the options were forfeited.
(8)
As of December 31, 2021, the aggregate number of options held by each of our current and former non-employee directors was as follows (representing both exercisable and unexercisable option awards, none of which have been exercised):

Name	Number of Shares Underlying Outstanding Stock Options
Milind Deshpande, Ph.D.	83,664
Jean François Formela, M.D.	17,554
Scott Jackson	30,000
John C. Pottage, Jr., M.D.	33,219
Cynthia Smith	35,848
Frank E. Thomas	61,679
Kathleen Tregoning	15,000
Patrick Vink, M.D.	64,382

Non-Employee Director Compensation Policy

Under our Non-Employee Director Compensation Policy, each non-employee director is eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards. Our non-employee directors received the following annual retainers for their service as of December 31, 2021:

Position	Retainer
Board Member	$ 35,000
Board Chairperson (additional retainer)	30,000
Lead Director, if any (additional retainer)	18,750
Audit Committee Chair	15,000
Compensation Committee Chair	10,000
Nominating and Governance Committee Chair	7,500
Audit Committee Member	7,500
Compensation Committee Member	5,000
Nominating and Governance Committee Member	4,000

Our Non-Employee Director Compensation Policy provides the following with respect to equity awards to non-employee directors: (i) the initial equity award consisting of a non-qualified stock option to purchase shares of our common stock upon first appointment to our Board of Directors and vesting in equal monthly installments until the third anniversary of the grant date subject to the non-employee director’s continued service in the amount of 15,000 shares, and (ii) annual equity awards consisting of a non-qualified stock option to purchase shares of our common stock vesting on the first anniversary of the grant date subject to the non-employee director’s continued service in the amount of 7,500 shares,. The policy also provides that, prior to the beginning of each calendar year, a non-employee director may elect to receive all or a portion of his or her base annual fee for service on our Board of Directors in the form of a non-qualified stock option to purchase a number of shares of our common stock based on the Black-Scholes value of such option, which option will be granted on the first business day of the calendar year. These options vest in four quarterly installments on the last day of each calendar quarter during the calendar year, subject to the continued service of the non-employee director.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our amended and restated certificate of incorporation and amended and restated By-Laws.

In addition, in December 2021, we amended our Non-Employee Director Compensation Policy to provide for the following annual retainers, effective as of January 1, 2022:

Position	Retainer
Board Member	$ 40,000
Board Chairperson (additional retainer)	30,000
Lead Director, if any (additional retainer)	18,750
Audit Committee Chair	20,000
Compensation Committee Chair	20,000
Nominating and Governance Committee Chair	15,000
Audit Committee Member	10,000
Compensation Committee Member	10,000
Nominating and Governance Committee Member	7,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2022 for (a) the executive officers named in the Summary Compensation Table on Item 11 of this Amendment, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 25, 2022 pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 32,755,559 shares of common stock outstanding on March 25, 2022.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Principal Stockholders
Entities affiliated with Aquilo Capital Management, LLC (1)	5,021,536	15.33%
Entities affiliated with BVF Inc. (2)	3,411,520	9.99%
Pfizer Inc.(3)	2,362,348	7.21%
BlackRock, Inc. (4)	1,798,777	5.49%
GSK Equity Investments, Limited (5)	1,740,606	5.31%

Named Executive Officers and Directors
Ankit Mahadevia, M.D. (6)	984,992	2.93%
Cristina Larkin (7)	252,796	*
Satyavrat Shukla (8)	25,000	*
Milind Deshpande, Ph.D. (9)	92,618	*
Scott Jackson (10)	17,083	*
John C. Pottage, Jr., M.D. (11)	25,719	*
Cynthia Smith (12)	28,348	*
Frank E. Thomas (13)	54,733	*
Kathleen Tregoning (14)	3,607	*
Patrick Vink, M.D. (15)	57,436	*
All current executive officers and directors as a group (13 persons) (16)	1,960,126	5.66%

* Indicates beneficial ownership of less than 1%.

(1)
Aquilo Capital Management, LLC is an investment advisor that serves as the general partner and investment manager to each of Aquilo Capital, L.P. and Aquilo Capital LO, L.P. (previously known as Aquilo Capital II, L.P.), (collectively, the “Aquilo Funds”), and may be deemed to be the beneficial owner of all shares of common stock held by the Aquilo Funds. Mr. Marc Schneidman, as Managing Member of Aquilo Capital Management, LLC, with the power to exercise investment and voting discretion, may be deemed to be the beneficial owner of all shares of common stock held by the Aquilo Funds. Each of the Aquilo Funds and Mr. Schneidman expressly disclaims beneficial ownership over any of the shares of common stock held by the Aquilo Funds. The address for Aquilo Capital, L.P. and Aquilo Capital II, L.P. is One

Letterman Drive, Suite D4900, Building D, The Presidio, San Francisco, California 94129. This information is based solely on a Schedule 13G/A filed by Aquilo Capital, L.P. with the SEC on March 9, 2022, which reported ownership as of January 18, 2022.
(2)
Includes (i) 2,169,102 shares of common stock held by Biotechnology Value Fund, L.P. (“BVF”), (ii) 1,001,264 shares of common stock held by Biotechnology Value Fund II, L.P. (“BVF II”), and (iii) 106,154 shares of common stock held by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”). BVF I GP LLC (“BVF GP”), as general partner of BVF, may be deemed to beneficially own 2,169,102 shares of common stock beneficially owned by BVF. BVF II GP LLC (“BVF II GP”), as general partner of BVF II, may be deemed to beneficially own 1,001,264 shares of common stock beneficially owned by BVF II. BVF Partners OS Ltd. (“Partners OS”), as general partner of Trading Fund OS, may be deemed to beneficially own 106,154 shares of common stock beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH”), as the sole member of BVF GP and BVF II GP, may be deemed to beneficially own 3,170,366 shares of common stock beneficially owned in the aggregate by BVF GP and BVF II GP. BVF Partners L.P. (“Partners”), as investment manager of BVF, BVF II and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 3,411,520 shares of common stock beneficially owned in the aggregate by BVF, BVF II, Trading Fund OS, and certain managed accounts of Partners (the “Partners Managed Accounts”), including 135,000 shares of common stock held in the Partners Managed Accounts. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 3,411,520 shares of common stock owned by Partners. Mark N. Lampert is a director and officer of BVF Inc., and may be deemed to beneficially own the 3,411,520 shares of common stock beneficially owned by BVF, Inc. Together, BVF, BVF II, BVF GP, BVF II GP, Trading Fund OS, BVF GPH, Partners OS, Partners, BVF Inc. and Mark N. Lampert (the “BVF Entities”) hold 938 shares of Series B Convertible Preferred Stock (“Series B Preferred”) convertible for an aggregate of 938,000 shares of common stock. The Series B Preferred may not be converted if, after such conversion, the BVF Entities would beneficially own more than 9.99% of the common stock then issued and outstanding (the “Series B Blocker”). As of December 31, 2021, the Series B Blocker does not limit the conversion of Series B Preferred. As a result of the Series B Blocker, included in the percentage of shares beneficially owned as of December 31, 2021 is the maximum number of shares of common stock issuable upon conversion of Series B Preferred up to the limit imposed by the Series B Blocker, and excluded are the remaining shares of common stock issuable upon conversion of Series B Preferred that are prevented from converting due to the Series B Blocker. Together the BVF Entities also hold 2,214 shares of Series C Convertible Preferred Stock (the “Series C Preferred”) convertible for an aggregate of 2.214,000 shares of common stock. The Series C Preferred may not be converted if, after such conversion, the BVF Entities would beneficially own more than 9.99% of the common stock then issued and outstanding (the “Series C Blocker”). As of December 31, 2021, the Series C Blocker limits the aggregate conversion of Series C Preferred by the BVF Entities to 887,905 out of the 2,214,000 shares of common stock underlying the Series C Preferred. Together the BVF Entities also hold 3,215,000 shares of Series D Convertible Preferred Stock (the “Series D Preferred”) convertible for an aggregate of 3,215,000 shares of common stock. The Series D Preferred may not be converted if, after such conversion, the BVF Entities would beneficially own more than 9.99% of the common stock then issued and outstanding (the “Series D Blocker”). As of December 31, 2021, the Series D Blocker limits the aggregate conversion of Series D Preferred by the BVF Entities to 0 out of the 3,215,000 shares of common stock underlying the Series D Preferred. BVF GP disclaims beneficial ownership of the shares of common stock beneficially owned by BVF. BVF II GP disclaims beneficial ownership of the shares of common stock beneficially owned by BVF II. Partners OS disclaims beneficial ownership of the shares of common stock beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the shares of common stock beneficially owned by BVF GP and BVF II GP. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of common stock beneficially owned by BVF, BVF II, Trading Fund OS, and the Partners Management Accounts. The address of the principal business and office of BVF Inc. and certain of its affiliates is 1 Sansome Street, 30th Floor, San Francisco, California, 94194. This information is based solely on a Schedule 13G/A filed with the SEC on February 14, 2022, which reported ownership as of December 31, 2021.
(3)
Consists of 2,362,348 shares of common stock owned by Pfizer Inc. The address for Pfizer Inc. is 235 E. 42nd Street, New York, NY 10017. This information is based solely on a Schedule 13G filed by Pfizer Inc. on July 9, 2021, which reported ownership as of June 30, 2021.
(4)
Consists of 1,798,777 shares of common stock owned by BlackRock, Inc. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055. This information is based solely on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 3, 2022, which reported ownership as of December 31, 2021.
(5)
Consists of 1,740,606 shares of common stock owned by GSK Equity Investments, Limited (formerly S.R. One, Limited), an indirect wholly owned subsidiary of GlaxoSmithKline plc. The address for GlaxoSmithKline plc is 980 Great West Road, Brentford, Middlesex TW8 9GS, England. This information is based solely on a Schedule 13D/A filed by GlaxoSmithKline plc with the SEC on September 16, 2021, which reported ownership as of August 5, 2021.

(6)
Consists of (i) 65,817 shares of common stock held by Mahadevia-Mehta Family Trust, of which Dr. Mahadevia is the trustee, and (ii) 919,175 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Dr. Mahadevia.
(7)
Consists of (i) 1,500 shares of common stock and (ii) 251,296 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Ms. Larkin.
(8)
Consists of 25,000 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Mr. Shukla.
(9)
Consists of (i) 16,454 shares of common stock and (ii) 76,164 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Dr. Deshpande.
(10)
Consists of 17,083 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Mr. Jackson.
(11)
Consists of 25,719 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Dr. Pottage.
(12)
Consists of 28,348 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Ms. Smith.
(13)
Consists of 54,733 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Mr. Thomas.
(14)
Consists of 3,607 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Ms. Tregoning.
(15)
Consists of 57,436 shares of common stock underlying options that are exercisable as of March 25, 2022 or will become exercisable within 60 days after such date held by Dr. Vink.
(16)
See 6 through 15 above; also includes Tamara Joseph, Timothy Keutzer and David Melnick, who are executive officers but not named executive officers.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
Equity compensation plans approved by stockholders(1)	3,893,605	11.02	2,685,972
Equity compensation plans not approved by stockholders(2)	997,111	14.60	9,252
Total:	4,890,716	11.75	2,695,224

(1)
This plan category consists of our 2017 Stock Inventive Plan, as amended.
(2)
This plan category consists of our 2019 Inducement Equity Incentive Plan, as amended.

Benefits Programs

Each named executive employee is eligible to participate in our benefits programs, which include health, life, disability and dental insurance and a 401(k) retirement savings plan.

Spero Therapeutics, Inc.’s 2017 Stock Incentive Plan

We adopted the Spero Therapeutics, Inc. 2017 Stock Incentive Plan on June 28, 2017, as amended on October 18, 2017 and August 17, 2021 (the “2017 Plan”). The 2017 Plan will expire on June 30, 2027. Under the 2017 Plan, we may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

Since its adoption, there have been 7,688,627 shares of our common stock authorized for issuance under the 2017 Plan. As of March 25, 2022, a total of 1,110,911 shares are available for future grant under the 2017 Plan.

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

In connection with our 2017 Reorganization, all outstanding incentive units issued under Spero Therapeutics, LLC’s operating agreement were cancelled. Any incentive unit holders who were our employees, directors or consultants at the time of the 2017 Reorganization were issued options under the 2017 Plan with continued vesting on the same schedule and the same terms as such person’s incentive units.

Spero Therapeutics, Inc.’s 2019 Inducement Equity Incentive Plan

On March 11, 2019, the Board of Directors adopted Spero Therapeutics, Inc.’s 2019 Inducement Equity Incentive Plan, as amended on June 23, 2020 (the “2019 Inducement Plan”). The Board of Directors initially reserved 331,500 shares of our common stock under the 2019 Inducement Plan. As previously disclosed, in June 2020, the Board of Directors reserved an additional 700,000 shares of our common stock under the 2019 Inducement Plan to be used exclusively for grants of awards to individuals that were not previously our employees or directors, as an inducement to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2019 Inducement Plan was adopted without stockholder approval pursuant to Rule

5635(c)(4). The 2019 Inducement Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock-based awards, and its terms are substantially similar to the 2017 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception.

As of March 25, 2022, there were 973,975 shares outstanding and 32,388 shares available for grant under the 2019 Inducement Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of transactions since January 1, 2020, to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We refer to such transactions as “related party transactions” and such persons as “related parties.” With the approval of our Board of Directors, we have engaged in the related party transactions described below. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unaffiliated third parties.

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

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated By-Laws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our amended and restated certificate of incorporation also requires us to advance expenses incurred by our directors and officers, subject to limited exceptions. We also maintain a general liability insurance policy which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

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

Director Independence

Our Board of Directors undertook a review of the composition of our Board of Directors and independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Milind Deshpande, Ph.D., Scott Jackson, John C. Pottage, Jr., M.D., Cynthia Smith, Frank E. Thomas, Kathleen Tregoning and Patrick Vink, M.D. would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Ankit Mahadevia, M.D. would not qualify as “independent” under applicable Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated Board committees because he currently serves as our Chief Executive Officer. In making such determinations, our Board of Directors considered the relationships that each of our non-employee directors has with our company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Subject to some exceptions, Nasdaq Listing Rule 5605(a)(2) provides that a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that a director cannot be an “independent director” if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us within the preceding three years, other than for service as a director or benefits under a retirement plan or non-discretionary compensation (or, for a family member, as an employee); (d) the director or a member of the director’s immediate family is a current partner of our independent public accounting firm, or has worked for such firm in any capacity on our audit at any time during the past three years; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer, partner or controlling stockholder of a company that makes payments to, or receives payments from, us in an amount which, in any period during our past three fiscal years, exceeds the greater of 5% of the recipient’s consolidated gross revenues for that year or $200,000 (except for payments arising solely from investments in our securities or payments under charitable contribution matching programs). Additionally, in order to be considered an independent member of an audit committee under Rule 10A-3 under the Exchange Act, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other committee of the Board of Directors, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the applicable company or any of its subsidiaries or otherwise be an affiliated person of the applicable company or any of its subsidiaries. To be considered an independent member of the compensation committee under Rule under the Exchange Act, the Board must consider and determine whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Item 14. Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP was our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

The following table presents fees for professional audit services and other services rendered by PricewaterhouseCoopers LLP to us for the fiscal years ended December 31, 2021 and December 31, 2020:

	Fiscal Year 2021	Fiscal Year 2020
Audit Fees(1)	$902,500	$777,000
Audit-Related Fees(2)	55,000	55,000
Tax Fees	—	—
All Other Fees (3)	956	2,800
Total	$958,456	$834,800

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

(3)
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

3.3	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	11/6/2017	001-38266

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	7/17/2018	001-38266

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	11/16/2018	001-38266

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	2/28/2020	001-38266

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	9/14/2020	001-38266

4.1	Form of Common Stock Certificate		Form S-1 (Exhibit 4.1)	10/6/2017	333-220858

4.2	Investors’ Rights Agreement, dated as of June 30, 2017, by and between the Registrant and the other parties thereto		Form S-1 (Exhibit 4.2)	10/6/2017	333-220858

4.3	Description of Registrant’s Securities	X

10.1#	2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/18/2021	001-38266

10.2#	Form of Stock Option Agreement under the 2017 Stock Incentive Plan, as amended		Form S-8 (Exhibit 4.6)	9/20/2021	001-38266

10.3#	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/30/2021	001-38266

10.4#	2019 Inducement Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.1)	8/6/2020	001-38266

10.5#	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.2)	8/6/2020	001-38266

10.6#	Form of Director and Officer Indemnification Agreement		Form S-1 (Exhibit 10.4)	10/6/2017	333-220858

10.7#	Non-Employee Director Compensation Policy, as amended	X

10.8#	Employment Agreement, dated October 20, 2017, by and between the Registrant and Ankit Mahadevia, M.D.		Form S-1/A (Exhibit 10.5)	10/23/2017	333-220858

10.9#	Employment Agreement, dated December 9, 2020, by and between the Registrant and Satyavrat Shukla		Form 10-K (Exhibit 10.8)	3/11/2021	001-38266

10.10#	Employment Agreement, dated October 20, 2017, by and between the Registrant and Cristina Larkin		Form S-1/A (Exhibit 10.8)	10/23/2017	333-220858

10.11#	Employment Agreement, dated December 13, 2017, by and between the Registrant and David Melnick, M.D.		Form 10-K (Exhibit 10.9)	4/2/2018	001-38266

10.12#	Employment Agreement, dated January 1, 2020, by and between the Registrant and Timothy Keutzer		Form 10-K (Exhibit 10.12)	3/16/2020	001-38266

10.13#	Employment Agreement, dated November 6, 2020, by and between the Registrant and Tamara Joseph		Form 10-K (Exhibit 10.13)	3/11/2021	001-38266

10.14#	Consulting Agreement, dated November 4, 2019, by and between the Registrant and Danforth Advisors, LLC		Form 10-Q (Exhibit 10.1)	5/8/2020	001-38266

10.15	Lease Agreement, dated August 24, 2015, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form S-1 (Exhibit 10.11)	10/6/2017	333-220858

10.16	First Amendment to Lease Agreement, dated January 17, 2018, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	1/23/2018	001-38266

10.17	Second Amendment to Lease Agreement, dated December 16, 2019, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	12/19/2019	001-38266

10.18	Third Amendment to Lease Agreement, dated May 4, 2020, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 10-Q (Exhibit 10.4)	8/6/2020	001-38266

10.19	Sublease, dated July 6, 2016, by and between the Registrant and Tetraphase Pharmaceuticals, Inc.		Form S-1 (Exhibit 10.12)	10/6/2017	333-220858

10.20†

Stock Purchase Agreement, dated June 6, 2016, by and among Spero Cantab, Inc., the Registrant, Spero Cantab UK Limited, PBB Distributions Limited, New Pharma License Holdings Limited, Cantab Anti-Infectives Ltd and Pro Bono Bio PLC, as amended by Amendment to Stock Purchase Agreement, dated July 18, 2017

			Form S-1 (Exhibit 10.13)	10/6/2017	333-220858

10.21†	Assignment and License Agreement, dated May 9, 2016, by and among Spero Trinem, Inc., the Registrant and Vertex Pharmaceuticals Incorporated		Form S-1/A (Exhibit 10.14)	10/23/2017	333-220858

10.22†	License Agreement, dated June 14, 2017, by and between the Registrant and Meiji Seika Pharma Co., Ltd., as supplemented by Addendum to License Agreement, dated June 14, 2017		Form S-1 (Exhibit 10.15)	10/6/2017	333-220858

10.23†	Contract Award, dated July 12, 2018, issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services		Form 10-Q (Exhibit 10.1)	11/8/2018	001-38266

10.24††	Amended and Restated License Agreement, dated January 15, 2021, by and between the Registrant and Everest Medicines II Limited		Form 10-K (Exhibit 10.25)	3/11/2021	001-38266

10.25

Exchange Agreement, dated November 15, 2018, by and among Spero Therapeutics, Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and MSI BVF SPV LLC

			Form 8-K (Exhibit 10.1)	11/16/2018	001-38266

10.26††	License Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.		Form 10-Q (Exhibit 10.1)	8/5/2021	001-38266

10.27	Share Purchase Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.		Form 10-Q (Exhibit 10.2)	8/5/2021	001-38266

10.28††	Revenue Interest Financing Agreement, dated September 29, 2021, by and between the Registrant and entities managed by HealthCare Royalty Management, LLC		Form 8-K (Exhibit 10.1)	9/30/2021	001-38266

10.29	Security Agreement, dated September 29, 2021, by and between the Registrant and HCR Collateral Management, LLC		Form 8-K (Exhibit 10.2)	9/30/2021	001-38266

10.30	Controlled Equity Offering Sales Agreement, dated March 11, 2021, by and between the Registrant and Cantor Fitzgerald & Co.		Form 10-K (Exhibit 10.28)	3/11/2021	001-38266

10.31	Securities Purchase Agreement, dated June 12, 2019, by and between the Registrant and Novo Holdings A/S		Form 10-Q (Exhibit 10.1)	8/8/2019	001-38266

10.32	Form of Proprietary Information and Inventions Assignment Agreement		Form S-1/A (Exhibit 10.17)	10/23/2017	333-220858

16.1	Letter of KPMG LLP, dated August 25, 2017, regarding changes in the Registrant's certifying accountants		Form S-1 (Exhibit 16.1)	10/6/2017	333-220858

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/16/2020	001-38266

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: March 31, 2022	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Ankit Mahadevia, M.D. and Satyavrat Shukla his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ankit Mahadevia, M.D.	President, Chief Executive Officer and Director	March 31, 2022
Ankit Mahadevia, M.D.	(Principal Executive Officer)

/s/ Satyavrat Shukla	Chief Financial Officer and Treasurer	March 31, 2022
Satyavrat Shukla	(Principal Financial Officer and Principal Accounting Officer)

/s/ Milind Deshpande, Ph.D.	Director	March 31, 2022
Milind Deshpande, Ph.D.

/s/ Scott Jackson	Director	March 31, 2022
Scott Jackson

/s/ John C. Pottage, M.D.	Director	March 31, 2022
John C. Pottage, M.D.

/s/ Cynthia Smith	Director	March 31, 2022
Cynthia Smith

/s/ Frank E. Thomas	Director	March 31, 2022
Frank E. Thomas

/s/ Kathleen Tregoning	Director	March 31, 2022
Kathleen Tregoning

/s/ Patrick Vink, M.D.	Director	March 31, 2022
Patrick Vink, M.D.