Form 10-Q
period 2022-03-31
Spero Therapeutics, Inc.
filed 2022-05-16
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 12, 2022, the registrant had 32,821,544 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing and outcome of the New Drug Application (“NDA”) approval process for tebipenem HBr and the potential for a partnership of the tebipenem HBr franchise;
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
•
the future development and commercialization of our product candidates, if approved;
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
•
the expected cost-savings from our announced strategic restructuring;
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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
Pursuant to our recently announced restructuring, we have suspended all commercialization efforts with respect to tebipenem HBr and have shifted our focus and resources to advancing the clinical development of our other programs, SPR720 and SPR206, while continuing our dialogue with the FDA to seek a pathway forward for the potential approval of tebipenem HBr. If we fail to execute successfully on this re-prioritized strategic focus, our business and prospects may be adversely affected.
•
Based on our recent feedback from the FDA, the timing and terms of any potential approval of tebipenem HBr remain uncertain, which may impact our ability to realize the value of tebipenem HBr.
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
•
Serious adverse events or undesirable side effects or other unexpected properties of any of our product candidates may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.
•
Even if a product candidate does obtain regulatory approval, it may never achieve the market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community that is necessary for commercial success and the market opportunity may be smaller than we estimate.
•
If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing any of our product candidates if such product candidate is approved.
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
•
The continued COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.
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
•
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
•
We are undertaking internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$72,111	$112,584
Marketable securities	49,855	33,818
Other receivables	1,620	2,280
Tax incentive receivable, current	371	361
Prepaid expenses and other current assets	8,747	8,829
Total current assets	132,704	157,872
Property and equipment, net	888	1,026
Operating lease right of use assets	6,309	6,530
Other assets	5,929	5,644
Total assets	$145,830	$171,072

Liabilities and Stockholders' Equity
Current liabilities:
Liability related to the sale of future royalties, current	$50,902	$—
Accounts payable	4,780	1,101
Accrued expenses and other current liabilities	9,060	14,350
Operating lease liabilities	1,369	1,362
Deferred revenue, current	2,093	1,857
Derivative liability, current	995	-
Total current liabilities	69,199	18,670
Liability related to the sale of future royalties, non-current	—	48,414
Non-current operating lease liabilities	5,726	5,973
Deferred revenue, non-current	8,304	8,786
Derivative liability, non-current	—	802
Other long-term liabilities	128	138
Total liabilities	83,357	82,783
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 3,218,152 shares issued and outstanding as of March 31, 2022 and 3,218,152 shares issued and outstanding as of December 31, 2021	3	3
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 32,755,559 shares issued and outstanding as of March 31, 2022 and 32,393,738 shares issued and outstanding as of December 31, 2021	33	32
Additional paid-in capital	462,735	455,719
Accumulated deficit	(400,292)	(367,463)
Accumulated other comprehensive gain (loss)	(6)	(2)
Total stockholders' equity	62,473	88,289
Total liabilities and stockholders' equity	$145,830	$171,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Grant revenue	$1,822	$7,300
Collaboration revenue	247	—
Total revenues	2,069	7,300

Operating expenses:
Research and development	16,971	18,404
General and administrative	15,305	8,299
Total operating expenses	32,276	26,703
Loss from operations	(30,207)	(19,403)
Other income (expense):
Interest income	72	98
Other income (expense), net	(13)	(118)
Interest expense related to the sale of future royalties	(2,488)	—
Change in fair value of derivative liability	(193)	—
Total other income (expense), net	(2,622)	(20)
Net loss	$(32,829)	$(19,423)

Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(0.66)

Weighted average common shares outstanding, basic and diluted:	32,606,715	29,414,148

Comprehensive loss:
Net loss	(32,829)	(19,423)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(4)	4
Net unrealized gains (losses) on securities	(4)	4
Total comprehensive loss	$(32,833)	$(19,419)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,829)	$(19,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	159
Non-cash lease cost	221	199
Share-based compensation	3,203	2,009
Unrealized foreign currency transaction (gain) loss	(11)	(19)
Accretion of discount on marketable securities	23	64
Change in fair value of derivative liabilities	193	—
Non-cash interest expense associated with the sale of future royalties	2,488	—
Changes in operating assets and liabilities:
Other receivables	660	(3,218)
Prepaid expenses and other current assets	31	869
Tax incentive receivables	1	772
Other assets	(285)	—
Accounts payable	3,679	2,689
Accrued expenses and other current liabilities	(5,290)	624
Deferred revenue, current and non-current	(246)	—
Other long-term liabilities	(10)	(9)
Operating lease liability	(240)	(195)
Net cash used in operating activities	(28,223)	(15,479)
Cash flows from investing activities:
Purchases of marketable securities	(26,970)	(2,997)
Proceeds from maturities of marketable securities	10,906	6,000
Net cash provided by (used in) investing activities	(16,064)	3,003
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	3,626	4,253
Payment of offering and financing costs	—	(37)
Proceeds from stock option exercises	188	93
Net cash provided by financing activities	3,814	4,309
Net increase (decrease) in cash and cash equivalents	(40,473)	(8,167)
Cash, cash equivalents and restricted cash at beginning of period	112,584	85,209
Cash, cash equivalents and restricted cash at end of period	$72,111	$77,042
Supplemental disclosure of non-cash activities:
Offering and financing costs in accounts payable and accruals	$—	$93

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	3,218,152	3	32,393,738	32	455,719	(367,463)	(2)	88,289
Issuance of common stock upon the exercise of stock options	—	—	17,616	—	188	—	—	188
Issuance of common stock, net of issuance costs	—	—	344,205	1	3,625	—	—	3,626
Share-based compensation expense	—	—	—	—	3,203	—	—	3,203
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	(32,829)	—	(32,829)
Balances at March 31, 2022	3,218,152	3	32,755,559	33	462,735	(400,292)	(6)	62,473

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	3,218,287	3	29,260,247	29	409,722	(277,707)	(7)	132,040
Issuance of common stock upon the exercise of stock options	—	—	11,514	—	93	—	—	93
Issuance of common stock, net of financing costs of $130 and net of issuance costs	—	—	257,185	1	4,122	—	—	4,123
Conversion of convertible preferred stock to common stock	(135)	—	135,000	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,009	—	—	2,009
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(19,423)	—	(19,423)
Balances at March 31, 2021	3,218,152	3	29,663,946	30	415,946	(297,130)	(3)	118,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing novel treatments for bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases. The Company’s most advanced product candidate, tebipenem pivoxil hydrobromide or tebipenem HBr (previously SPR994), is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier and cost-effective treatment of patients after hospitalization. The Company is also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by non-tuberculous mycobacterial pulmonary infections (“NTM”). In addition, the Company is developing an IV-administered product candidate, SPR206, to treat MDR Gram-negative infections in the hospital.

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

On May 3, 2022, the Company announced that it would immediately suspend current commercialization activities for tebipenem HBr based on feedback from a recent Late Cycle Meeting (“LCM”) with the FDA regarding its NDA for tebipenem HBr. Although the review is still ongoing and the FDA has not yet made any final determination regarding approvability, the discussion suggested that the data package may be insufficient to support approval during this review cycle. In connection with this development, the Company announced that it is undertaking a reduction in its workforce by approximately 75% and a restructuring of its operations to reduce operating costs and reallocate resources towards the clinical development programs of SPR720 and SPR206, while continuing engagement with the FDA on the appropriate path forward for tebipenem HBr. Refer to Note 13 “Subsequent Events” for further information.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration agreements, funding from government contracts, licensing agreements and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $32.8 million and $19.4 million for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $400.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on the Company’s current operating plan and existing cash, cash equivalents and marketable securities, the Company has determined that there is substantial doubt regarding its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued due to uncertainty in future projections and the timing and outcome of the approval process for tebipenem HBr. The Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other venues. The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, including relating to the COVID-19 pandemic or its variants, our operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022, and results of operations for the three months ended March 31, 2022, and cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on identifying, developing and commercializing novel treatments for bacterial infections, including MDR bacterial infections, and rare diseases. All of the Company’s tangible assets are held in the United States.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of March 31, 2022, and December 31, 2021, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of March 31, 2022, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Share-Based Compensation

The Company issues stock-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its stock-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC 718, Compensation—Stock Compensation, and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. The Company has also granted certain awards subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2022 and 2021, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2022, or to our net deferred tax assets as of March 31, 2022.

Liability related to the sale of future royalties

The Company treats the liability related to the sale of future royalties, as discussed further in Note 10, as a debt instrument, amortized under the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on its current estimates of future revenues over the life of the arrangement. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that the Company makes estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

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

Recently Issued and Adopted Accounting Pronouncements

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$37,803	$—	$37,803
Corporate bonds	—	2,718	—	2,718
U.S. government securities	—	5,998	—	5,998
Total cash equivalents	—	46,519	—	46,519
Marketable securities:
Corporate bonds		7,928		7,928
Commercial paper	—	14,944	—	14,944
U.S. government securities	—	26,983	—	26,983
Total marketable securities	—	49,855	—	49,855
Total cash equivalents and marketable securities	—	96,374	—	96,374
Liabilities:
Derivative liability	$—	$—	$995	$995
	$—	$—	$995	$995

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$109,316	$—	$109,316
Corporate bonds	—	2,701	—	2,701
Total cash equivalents	—	112,017	—	112,017
Marketable securities:
Corporate bonds	—	11,479	—	11,479
Commercial paper	—	22,339	—	22,339
Total marketable securities	—	33,818	—	33,818
Total cash equivalents and marketable securities	$—	$145,835	$—	$145,835
Liabilities:
Derivative liability	$—	$—	$802	$802
	$—	$—	$802	$802

Excluded from the tables above is cash of $25.6 million and $0.6 million as of March 31, 2022, and December 31, 2021, respectively. During the three months ended March 31, 2022, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets:
Corporate bonds	$7,934	$—	$(6)	$7,928
Commercial paper	14,944	—	—	14,944
U.S. government securities	26,981	2	—	26,983
	$49,859	$2	$(6)	$49,855

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds	$11,481	$—	$(2)	$11,479
Commercial paper	22,339	—	—	22,339
	$33,820	$—	$(2)	$33,818

As of March 31, 2022, and December 31, 2021, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

Embedded Derivative

In connection with the liability related to the sale of future royalties (see Note 10), the Company classified $1.0 million at inception of its Revenue Interest Agreement (as defined below) as a derivative liability on its consolidated balance sheet because there were embedded instruments that represent a conditional obligation to pay HCR the final payment, which is 250% of the Investment Amount (as defined below), upon an event of default or change of control. The Company will remeasure the derivative liability to fair value at each reporting date, and recognize changes in the fair value of the derivative liability as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. The Company valued its change of control provision under the Revenue Interest Agreement using a Monte Carlo Simulation Method, assuming a lognormal distribution for revenue. The assumptions used in the valuation model include (1) our estimates of the probability and timing of related events, (2) our estimates of future revenues subject to the Revenue Interest Agreement, (3) volatility, (4) the risk-adjusted discount rate and (5) the probability of a change in control occurring during the term of the instrument.

The fair value of the derivative liability upon issuance in October 2021 was $1.0 million, and is classified as Level 3 liability under the fair value hierarchy.

The fair value of the derivative liability increased from $0.8 million as of December 31, 2021 to $1.0 million as of March 31, 2022, primarily due to the passage of time and changes in the market volatility and underlying credit risk inputs.

Liability related to the sale of future royalties

The fair value for the liability related to the sale of future royalties at the time of the transaction was based on the Company's current estimates of future royalties expected to be paid to HCR over the remaining patent life of the product, which are considered Level 3 inputs (see Note 10).

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued external research and development expenses	$4,147	$6,315
Accrued payroll and related expenses	2,397	5,884
Accrued professional fees	1,452	909
Accrued other	1,064	1,242
Total Accrued expenses and other current liabilities	$9,060	$14,350

5. Common Stock

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

The fair market value of 2,362,348 shares of the Company's common stock issued to Pfizer under the Pfizer Purchase Agreement was $27.5 million. The common stock issued under the Pfizer Purchase Agreement were valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated premium of $12.5 million as a freestanding equity-linked instrument under ASC 815. The premium was allocated as consideration for the Company's license agreement with Pfizer (the “Pfizer License Agreement”) and evaluated under ASC 606. The premium was determined not to be constrained and was included in the calculation of the total transaction price related to the Pfizer License Agreement as of June 30, 2021. Refer to Note 9 for further discussion.

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

During the three months ended March 31, 2022 the Company sold 344,205 shares of its common stock under its “at-the-market” offering sales agreement at an average price of approximately $10.86 per share for aggregate gross proceeds of approximately $3.7 million prior to deducting sales commissions.

6. Share-Based Compensation

The Company maintains two equity compensation plans, the 2017 Stock Incentive Plan (as amended, the “2017 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”), which provide for the grant of stock-based awards to its directors, officers and employees. The equity plans provide for the grant of non-qualified and incentive stock options, as well as restricted stock units (“RSUs”), restricted stock and other stock-based awards.

In August 2021, the Company's shareholders approved amendments to the 2017 Plan. The amendments provide for the following: (i) increases the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 3,170,254 shares, (ii) removes the “evergreen” provision historically included in the 2017 Plan, and (iii) makes certain other amendments.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $7.96 and $14.57 per option for those options granted during the three months ended March 31, 2022 and 2021 respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,890,716	$11.75	7.62	$24,263
Granted	952,604	11.15	—	—
Exercised	(17,616)	10.72	—	—
Forfeited or cancelled	(50,636)	14.80	—
Outstanding as of March 31, 2022	5,775,068	$11.63	7.61	$3,951
Outstanding as of March 31, 2022 - vested and expected to vest	5,775,068	$11.63	7.61	$3,951
Exercisable at March 31, 2022	2,868,263	$9.47	6.29	$3,684

As of March 31, 2022, a total of 8,720,127 shares have been authorized and reserved for issuance under all equity plans and 1,143,299 shares were available for future issuance under such plans.

Restricted Stock Units

The Company granted 657,757 RSUs to employees during the three months ended March 31, 2022.

The following table summarizes RSU activity under all equity plans during the three months ended March 31, 2022:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	513,690	17.08
Granted	657,757	11.14
Vested and released	—	—
Forfeited or cancelled	(7,800)	15.51
Outstanding as of March 31, 2022	1,163,647	13.73

As of March 31, 2022, there was approximately $14.9 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.67 years.

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

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021

Research and development expenses	$1,363	$840
General and administrative expenses	1,840	1,169
Total	$3,203	$2,009

7. Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 9).

Operating Leases

The Company has entered into an operating lease agreement with U.S. REIF Central Plaza Massachusetts, LLC with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2022 or December 31, 2021.

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

8. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of cUTI caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for the development of tebipenem HBr, increasing the amount of the initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.0 million and extended the period of performance through November 1, 2021. In October 2021, BARDA extended the period of performance for the first contract option through December 15, 2022. As of December 31, 2021, the balance of the award was subject to BARDA exercising a second option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below. On January 19, 2022, the Company announced that BARDA exercised a new option under the contract. The new option increases the total amount of committed funding by $12.9 million to approximately $46.9 million, increasing the total potential contract value to $59.7 million. The additional $12.9 million option is expected to provide support for a clinical trial and related activities for orally administered tebipenem HBr's use in treating pediatric patients with cUTIs, including acute pyelonephritis.

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

The Company recognized $0.7 million and $6.3 million of revenue under the BARDA award during the three months ended March 31, 2022 and 2021, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the U.S. Department of Defense (“DoD”) Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. During the three months ended March 31, 2022 and 2021, the Company recognized $0.9 million and $0.6 million in revenue under this agreement, respectively.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.4 million over a base period and five option periods. As of March 31, 2022, funding for the base period totaling $2.1 million has been committed. The Company recognized $0.3 million under this agreement during the three months ended March 31, 2022.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of December 31, 2021, funding for the base period and the first two option periods totaling $5.9 million had been committed. In March 2021, a contract modification was executed and the performance period for this award was extended until June 15, 2021. The Company did not recognize revenue under this agreement during the three months ended March 31, 2022 and recognized $0.4 million during the three months ended March 31, 2021.

9. License, Collaboration and Service Agreements

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

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.6 million as of March 31, 2022) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three months ended March 31, 2022 and 2021, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three months ended March 31, 2022 and 2021, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR720 and the next milestone under this agreement is not accrued because it is not yet probable.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company certain know-how and a license to research, develop, manufacture and sell products for a proprietary compound in the licensed territory. In exchange for the know-how and license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheet as of March 31, 2022. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem HBr. As part of the agreement, the Company is obligated to make future milestone payments of up to $1.0 million as of March 31, 2022 upon the achievement of specified clinical and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to $7.5 million.

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

Under the terms of the Original Everest License Agreement, the Company received an upfront payment of $3.0 million that was recognized in the first quarter of 2019, comprised of a $2.0 million payment to license SPR206 and $1.0 million for the exclusive option to negotiate a license to develop SPR741. The Company also received a milestone payment of $2.0 million in the fourth quarter of 2020 upon completion and delivery of the results of a clinical study.

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $1.3 million has been received to date. The Company may receive milestones of up to $1.5 million if the Company chooses to complete a future clinical study, of which the Company received approximately $0.8 million upon the initiation of the Bronchoalveolar Lavage (“BAL”) clinical trial of SPR206 in June 2021 and will receive the remaining $0.7 million upon the delivery of a clinical study report. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

During both the three months ended March 31, 2022 and 2021, the Company did not recognize any revenue related to this agreement.

Gates MRI Collaboration Agreement

In June 2019, the Company entered into a collaboration with the Bill and Melinda Gates Research Institute (the “Gates MRI”) to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis. In furtherance of the Gates MRI’s charitable purposes, the Company also granted to Gates MRI a no-cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of tuberculosis (“TB”) in low- and middle- income countries. The Gates MRI is responsible for formulating and funding its own research plan for the development of SPR720 for TB. As such, Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB. In addition, Gates MRI and the Company will jointly design and manage certain collaborative research activities, which the Company will perform and which will be funded by the Gates MRI. Due to the cost-funded nature of the payments and the Company’s assessment that it does not have a vendor/customer relationship with the Gates MRI, the Company will recognize the funding received under the agreement as a reduction to the research and development expenses incurred, as the related expenses are incurred.

The Company did not record a reduction to research and development expense as no activities were funded by Gates MRI during the three months ended March 31, 2022. The Company recorded $0.6 million as a reduction to research and development expense related to activities funded by Gates MRI during the three months ended March 31, 2021.

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s balance sheet and was fully amortized over a service period of approximately 34 months as of December 31, 2021. The Company has paid Savior an additional $5.2 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of March 31, 2022.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of March 31, 2022 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

The Company recognized $0.2 million of revenue from the contract during the three months ended March 31, 2022. The remaining transaction price balance of approximately $10.4 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheet. As of March 31, 2022, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

10. Liability Related to the Sale of Future Royalties

On September 29, 2021, the Company entered into a Revenue Interest Agreement with certain entities managed by HealthCare Royalty Management, LLC (“HCR”), pursuant to which the Company sold to HCR the right to receive certain royalty payments from the Company for a purchase price of up to $125.0 million. The Company has evaluated the terms of the Revenue Interest Agreement and concluded that the features of the investment amount are similar to those of a debt instrument. The Company received gross proceeds of $50.0 million from HCR at an initial funding on October 19, 2021 (the “Initial Investment Amount”). As such, the Company accounted for this transaction as long-term debt as of December 31, 2021. The Company is entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr on or before December 31, 2022 (the “Second Investment Amount”), and an additional $25.0 million subject to the mutual agreement of the Company and HCR and if the Company meets certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch (the “Third Investment Amount,” and together with the Initial Investment Amount and the Second Investment Amount, collectively, the “Investment Amount”).

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

At inception of the Revenue Interest Agreement, the Company accounted for the transaction as long-term debt and as short-term debt as of March 31, 2022. The gross proceeds of the Initial Investment Amount of $50.0 million were recorded as a liability related to the sale of future royalties, net of transaction costs of $2.5 million and initial derivative liability of $1.0 million, which will be amortized over the estimated life of the arrangement using the effective interest method. The fair value for the liability related to the sale of future royalties at the time of the transaction was based on the Company's current estimates of future royalties expected to be paid to HCR over the remaining patent life of the product, which are considered Level 3 inputs.

The Company estimates the effective interest rate used to record non-cash interest expense under the Revenue Interest Agreement based on the estimate of future royalty payments to be received by HCR. As of March 31, 2022, the estimated effective interest rate under the agreement was 20.8%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty payments received by HCR and changes in the Company's forecasted royalties. At each reporting date, the Company will reassess its estimate of total future royalty payments to be received by HCR, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

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

The following table presents the changes in the liability related to the sale of future royalties under the Revenue Interest Agreement with HCR as of March 31, 2022 (in thousands):

Liability related to sale of future royalties, as of December 31, 2021	$48,414
Plus Interest expense accrued/ recognized	2,488
Liability related to sale of future royalties, as of March 31, 2022	$50,902

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

The Company recorded less than $0.1 million as a reduction during both the three months ended March 31, 2022 and 2021, respectively, to research and development expenses in the consolidated statements of operations and comprehensive loss associated with this tax incentive, representing 43.5% of the Company’s qualified research and development spending in Australia. The tax incentive refund is denominated in Australian dollars and, therefore, the associated tax incentive receivable is re-measured to U.S. dollars as of each reporting date. The Company’s tax incentive receivables from the Australian government totaled $0.4 million and $0.4 million as of March 31, 2022, and December 31, 2021, respectively.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(32,829)	$(19,423)
Net loss attributable to common stockholders	$(32,829)	$(19,423)

Denominator:
Weighted average common shares outstanding, basic and diluted	32,606,715	29,414,148

Net loss per share, basic and diluted	$(1.01)	$(0.66)

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

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	5,775,068	4,583,140
Unvested restricted stock units	1,163,647	—
Series B convertible preferred stock (as converted to common shares)	938,000	938,000
Series C convertible preferred stock (as converted to common shares)	2,214,000	2,214,000
Series D convertible preferred stock (as converted to common shares)	3,215,000	3,215,000
	13,305,715	10,950,140

13. Subsequent Events

On May 3, 2022, the Company announced that it would immediately suspend current commercialization activities for tebipenem HBr based on feedback from a recent Late Cycle Meeting (“LCM”) with the FDA regarding the Company’s NDA for tebipenem HBr. Although the review is still ongoing and the FDA has not yet made any final determination regarding approvability, the discussion suggested that the data package may be insufficient to support approval during this review cycle. As a result, the Company has restructured its operations to focus on advancing its earlier stage programs, SPR720 and SPR206, while it continues its dialogue with the FDA to seek a pathway forward for the potential approval of tebipenem HBr.

In connection with the foregoing, on May 3, 2022, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce The restructuring initiative and corresponding reduction in workforce is designed to reduce costs and reallocate resources towards the Company’s clinical development programs for SPR720 and SPR206, while maintaining key personnel needed to help preserve the value of the Company’s tebipenem HBr program. The restructuring reduced the Company’s workforce from 146 full-time employees as of December 31, 2021 to approximately 35 full-time employees. The Company estimates that it will incur approximately $8.0 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. The Company communicated the workforce reduction on May 3, 2022 and expects the majority of the costs associated with the restructuring to be incurred during the quarter ending June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for bacterial infections, including MDR bacterial infections, and rare diseases. Our most advanced product candidate, tebipenem HBr, is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier and cost-effective treatment of patients after hospitalization. We are also developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by non-tuberculous mycobacterial pulmonary infections ("NTM"). We are continuing to engage with the FDA on specifics of the upcoming SPR720 Phase 2 clinical trial, which we expect to begin in the second half of 2022, with an expected interim data read-out in 2023 and topline results in 2024. In addition, we are developing an IV-administered product candidate, SPR206, to treat MDR Gram-negative infections in the hospital. We believe that our novel product candidates, if successfully developed and approved, would have meaningful patient impacts and significant commercial applications for the treatment of bacterial infections, including MDR infections, in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2022, we had an accumulated deficit of $400.3 million, and cash, cash equivalents and marketable securities of $122.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our announced strategic restructuring described below and the cessation of commercialization activities for the tebipenem HBr program and assuming the repayment of amounts under our Revenue Interest Financing Agreement with certain entities managed by HealthCare Royalty Management, LLC, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will be sufficient to fund our planned operating expenses and capital expenditures pursuant to the priorities of our strategic refocusing through late 2023. During this period, our announced strategic refocusing described below prioritizes advancing SPR720 and SPR206 to key Phase 2 milestones. For more information, see Note 10 - Liability Related to the Sale of Future Royalties to the Financial Statements. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Recent Developments

On May 3, 2022, we announced that we would immediately suspend current commercialization activities for tebipenem HBr based on feedback from a recent Late Cycle Meeting (“LCM”) with the FDA regarding our NDA for tebipenem HBr. Although the review is still ongoing and the FDA has not yet made any final determination regarding approvability, the discussion suggested that the data package may be insufficient to support approval during this review cycle. As a result, we have restructured our operations to focus on advancing our earlier stage programs, SPR720 and SPR206, while we continue our dialogue with the FDA to seek a pathway forward for the potential approval of tebipenem HBr. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of developing and commercializing product candidates to address the unmet need for solutions to antibiotic resistant pathogens.

In connection with the foregoing, on May 3, 2022, we implemented a strategic restructuring initiative and corresponding reduction in workforce The restructuring initiative and corresponding reduction in workforce is designed to reduce costs and reallocate resources towards our clinical development programs for SPR720 and SPR206, while maintaining key personnel needed to help preserve the value of our tebipenem HBr program. The restructuring reduced our workforce from 146 full-time employees as of December 31, 2021 to approximately 35 full-time employees. We estimate that we will incur approximately $8.0 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. We communicated the workforce reduction on May 3, 2022 and expect the majority of the costs associated with the restructuring to be incurred during the quarter ending June 30, 2022.

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
•
expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with contract research organizations (“CROs”);
•
costs incurred in connection with our government awards;
•
the cost of consultants and contract manufacturing organizations (“CMOs”) that manufacture drug products for use in our preclinical studies and clinical trials;

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

In June 2019, we entered into a collaboration with the Bill and Melinda Gates Research Institute (the “Gates MRI”), a nonprofit research institution wholly owned by the Bill and Melinda Gates Foundation to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis. In furtherance of the Gates MRI’s charitable purposes, we also granted the Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of tuberculosis (“TB”) in low- and middle- income countries. Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB and fund certain agreed upon collaborative research activities performed by us. Due to our assessment that we do not have a vendor/customer relationship with the Gates MRI, we recognize the funding received under the agreement as a reduction to the research and development expenses as the related expenses are incurred.

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
•
launch of commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
•
acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
•
competition with other therapies; and
•
a continued acceptable safety profile of our product candidates, if approved.

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

In light of our decision to suspend current commercialization activities for tebipenem HBr and our strategic restructuring, we expect that our future expected general and administrative expenses relating to commercialization activities will be substantially reduced. We currently expect our general and administrative expenses to be lower for the remainder of 2022 as we progress through our discussions with the FDA regarding the NDA for tebipenem HBr and implement our restructuring. In connection with our restructuring, we estimate that we will incur approximately $8.0 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. We expect the majority of the costs associated with our restructuring to be incurred during the quarter ending June 30, 2022. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, infrastructure and director and officer insurance costs as well as investor and public relations expenses associated with our continued operation as a public company.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) consists of interest expense related to the sale of future royalties and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three months ended March 31, 2022 and 2021.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

We have made no changes to our existing critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of revenues and the satisfaction of liabilities in the normal course of business. We have incurred losses from the inception of our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Revenues:
Grant revenue	$1,822	$7,300	$(5,478)
Collaboration revenue	247	—	247
Total revenues	2,069	7,300	(5,231)

Operating expenses:
Research and development	16,971	18,404	(1,433)
General and administrative	15,305	8,299	7,006
Total operating expenses	32,276	26,703	5,573
Loss from operations	(30,207)	(19,403)	(10,804)
Other income (expense):
Interest income	72	98	(26)
Other income (expense), net	(13)	(118)	105
Interest expense related to the sale of future royalties	(2,488)	—	(2,488)
Change in fair value of derivative liability	(193)	—	(193)
Total other income (expense), net	(2,622)	(20)	(2,602)
Net loss	$(32,829)	$(19,423)	$(13,406)

Grant Revenue

	Three Months Ended March 31,
	2022	2021	$ Change
BARDA Contract (tebipenem HBr)	$675	$6,296	$(5,621)
NIAID Contract (SPR206)	253	359	(106)
DoD Agreement (Potentiator product candidate)	894	645	249
Total grant revenue	$1,822	$7,300	$(5,478)

Grant revenue recognized during the three months ended March 31, 2022 and 2021 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the three months ended March 31, 2022 was primarily due to a $5.6 million decrease in qualified expenses incurred under our BARDA contract for tebipenem HBr and a $0.1 million decrease in funding under our NIAID agreement relating to SPR206, partially offset by an increase of $0.2 million under our DoD agreement relating to SPR206.

Collaboration Revenue

During the three months ended March 31, 2022, we recognized $0.2 million in collaboration revenue related to our agreement with Pfizer. During the three months ended March 31, 2021, we did not recognize any collaboration revenue, as the aggregate amount of the transaction price related to our agreement with Everest was fully allocated to satisfied performance obligations in prior periods and we did not enter into our agreement with Pfizer until June 30, 2021.

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$6,244	$10,115	$(3,871)
SPR720	85	1,243	(1,158)
Potentiator product candidate (SPR206)	1,920	1,090	830
Unallocated expenses:
Personnel related (including share-based compensation)	7,513	4,752	2,761
Facility related and other	1,209	1,204	5
Total research and development expenses	$16,971	$18,404	$(1,433)

Direct costs related to our tebipenem HBr program decreased by $3.9 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the completion of significant activities to support our NDA for tebipenem HBr. We expect to continue to incur some direct costs related to tebipenem HBr as we perform ongoing activities to support the further development of tebipenem HBr.

Direct costs related to our SPR720 program decreased by $1.2 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the clinical hold placed on our Phase 2a clinical trial of SPR720. In January 2022, we announced the FDA lifted the clinical hold on the Phase 2 trial of SPR720. We expect to continue to incur direct costs related to SPR720 as we progress preclinical and clinical activities. Direct costs related to our SPR720 program during the three months ended March 31, 2021 reflect a $0.6 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our SPR206 program increased by $0.8 million during the three months ended March 31, 2022, primarily due to higher clinical costs.

During 2022 and 2021, research and development expenses incurred by our Australian subsidiary were recorded net of a 43.5% research and development tax incentive for qualified expenses from the Australian government, resulting in a receivable of $0.4 million as of March 31, 2022.

The increase in personnel-related costs of $2.8 million was primarily a result of an increase in research and development headcount. Personnel-related costs for the three months ended March 31, 2022 and 2021 included share-based compensation expense of $1.4 million and $0.8 million, respectively.

During the three months ended March 31, 2022 and 2021, facility-related and other costs were primarily flat and reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	$ Change
Personnel related (including share-based compensation)	$8,442	$4,429	$4,013
Professional and consultant fees	5,648	3,112	2,536
Facility related and other	1,215	758	457
Total general and administrative expenses	$15,305	$8,299	$7,006

The increase in personnel-related costs of $4.0 million was primarily a result of an increase in headcount in our commercial, general and administrative functions. Personnel-related costs for the three months ended March 31, 2022 and 2021 included share-based compensation expense of $1.8 million and $1.2 million, respectively.

The increase in professional and consultant fees of $2.5 million was primarily due to increased commercial operation expenses to support the potential commercialization of tebipenem HBr, as well as increased legal and consulting expenses.

The increase in facility-related and other costs was primarily due to the increased costs of supporting a larger general and administrative staff.

Other Income (Expense), Net

Other expense, net was $(2.6) million for the three months ended March 31, 2022, compared to less than $(0.1) million for the three months ended March 31, 2021. Total other expense for the three months ended March 31, 2022 included $2.5 million in interest expense related to the sale of future royalties, a $0.2 million increase in our derivative liability and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and mostly from the proceeds of multiple common stock offerings. In addition, in September 2021, we entered into our Revenue Interest Agreement. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $122.0 million.

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

During the three months ended March 31, 2022, we sold 344,205 shares of our common stock under our “at-the-market” agreements at an average price of approximately $10.86 per share for aggregate gross proceeds of approximately $3.7 million prior to deducting sales commissions.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(28,223)	$(15,479)
Cash provided by investing activities	(16,064)	3,003
Cash provided by financing activities	3,814	4,309
Net increase in cash and cash equivalents	$(40,473)	$(8,167)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $28.2 million, primarily resulting from our net loss of $32.8 million, adjusted for net decrease in non-cash items of $6.3 million (primarily stock-based compensation, interest expense associated with the sale of future royalties, depreciation and amortization). Net cash used due to changes in our operating assets and liabilities was $1.7 million and consisted primarily of a $0.2 million decrease in deferred revenue, $0.7 million net decrease in receivables, a decrease of $5.3 million in accrued expenses, and a $3.7 million increase in accounts payable.

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

Investing Activities

Cash used by investing activities during the three months ended March 31, 2022 was $16.1 million primarily related to the maturities of marketable securities of $10.9 million, offset by purchases of marketable securities of $27.0 million.

Cash provided by investing activities during the three months ended March 31, 2021 was $3.0 million primarily related to the maturities of marketable securities of $6.0 million, offset by purchases of marketable securities of $3.0 million.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2022 was $3.8 million, and consisted primarily of $3.6 million net sales of common stock under our “at-the-market” offering program sales agreement and proceeds of $0.2 million from the exercise of employee stock options.

Cash provided by financing activities during the three months ended March 31, 2021 was $4.3 million, and consisted primarily of $4.3 million net sales of common stock under our “at-the-market” offering program sales agreement and proceeds of $0.1 million from the exercise of employee stock options, offset by the payment of offering expenses of less than $0.1 million.

Funding Requirements

Our future use of operating cash and capital requirements, and the timing and amount thereof, will depend largely on:

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
•
the costs of commercialization activities for our product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $122.0 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our announced strategic restructuring and the cessation of commercialization activities for the tebipenem HBr program and assuming the repayment of amounts under our Revenue Interest Financing Agreement with certain entities managed by HealthCare Royalty Management, LLC, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will be sufficient to fund our planned operating expenses and capital expenditures pursuant to the priorities of our strategic refocusing through late 2023. For more information, see Note 10 - Liability Related to the Sale of Future Royalties to the Financial Statements.

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

Our consolidated financial statements as of December 31, 2021 were prepared under the assumption that we will not continue as a going concern for the next twelve months. As a result, the opinion from our independent registered public accounting firm with respect to our annual financial statements contains an explanatory paragraph about such substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all, and we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect our business prospects or our ability to continue operations.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2022, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $122.0 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 50 basis points, from levels as of March 31, 2022, the net fair value of our interest sensitive marketable securities would hypothetically decline by $0.1 million. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

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

Risks Related to Product Development and Commercialization

Pursuant to our recently announced restructuring, we have suspended all commercialization efforts with respect to tebipenem HBr and have shifted our focus and resources to advancing the clinical development of our other programs, SPR720 and SPR206, while continuing our dialogue with the FDA to seek a pathway forward for the potential approval of tebipenem HBr. If we fail to execute successfully on this re-prioritized strategic focus, our business and prospects may be adversely affected.

On May 3, 2022, we announced that we would immediately suspend current commercialization activities for tebipenem HBr based on feedback from a recent Late Cycle Meeting (“LCM”) with the FDA regarding our NDA for tebipenem HBr. Although the review is still ongoing and the FDA has not yet made any final determination regarding approvability, the discussion suggested that the data package may be insufficient to support approval during this review cycle. As a result, we have restructured our operations to focus on advancing our earlier stage programs, SPR720 and SPR206, while we continue our dialogue with the FDA to seek a pathway forward for the potential approval of tebipenem HBr. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of developing and commercializing product candidates to address the unmet need for solutions to antibiotic resistant pathogens. However, there is no assurance that we will be successful at executing on this strategy. As described below, there are risks inherent in the clinical development process, especially for earlier-stage programs, and the regulatory path for potential approval of tebipenem HBr remains uncertain at this time. If we are unable to execute successfully on this re-prioritized strategic focus, our business and prospects may be adversely affected.

Based on our recent feedback for the FDA, the timing and terms of any potential approval of tebipenem HBr remain uncertain, which may impact our ability to realize the value of tebipenem HBr.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of tebipenem HBr as a product candidate for the treatment of bacterial infections causing cUTI. Our ability to realize the value of tebipenem HBr depends on having a regulatory path for potential FDA approval, whose expected timeline and other requirements would affect the attractiveness of eventual commercialization of tebipenem HBr by us or commercialization through a potential partnership. However, the FDA has substantial discretion in reviewing the NDA for tebipenem HBr. There can be no assurances about the outcomes of our ongoing discussions with the FDA concerning our NDA for tebipenem HBr. The FDA may be unable to meet its PDUFA goal date for our NDA for tebipenem HBr; or it may request additional information from us in support of our NDA, the provision of which information could constitute a major amendment to the NDA and result in a three-month extension of the PDUFA date. The FDA may decline to approve the NDA and instead issue a complete response letter. Further, as part of any approval, the FDA could impose labeling requirements restricting the use of tebipenem HBr, which could reduce its commercial prospects, unless such requirements are subsequently modified to reduce such restrictions. If any of these outcomes occur, our business could be materially harmed.

If our clinical trials fail to produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

We may not commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome.

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

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for any of our product candidates, including:

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards (“IRBs”) of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) if any, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or changes in governmental regulations or administrative actions.

If we are required to conduct additional clinical trials or other testing of any of our product candidates beyond the trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with any of our product candidates, we may:

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

Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or marketing approvals and we may be required to obtain additional funds to complete clinical trials. We cannot make assurances that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of any of our product candidates.

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

Should the FDA determine that an inspection is necessary for NDA approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Analyses of preliminary or interim data from our clinical studies are not necessarily predictive of analyses of final data. Analyses of preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change, as more patient data become available and we issue our final clinical study report. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, analyses of interim and preliminary data should be viewed with caution until the analyses of final data are available. Adverse differences between preliminary or interim data and final data could affect our planned clinical path for any of our product candidates we advance into clinical trials, including potentially increasing cost and/or causing delay in such development.

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

Serious adverse events or undesirable side effects or other unexpected properties of any of our product candidates may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

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

Even if we obtain FDA or other regulatory approvals and are able to launch any of our product candidates commercially, the approved product candidate may nonetheless fail to gain sufficient market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of coverage and reimbursement for existing therapies. If an approved product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

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

Any failure of any of our product candidates that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

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

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing any of our product candidates if such product candidates are approved.

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

We intend to use collaborators to assist with the commercialization of any of our product candidates outside the United States. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we likely would have little control over such third parties, and any of them might fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we may seek to develop and commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of resistant infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

There are a variety of available oral therapies marketed for the treatment of cUTIs that we would expect would compete with tebipenem HBr, if approved, such as Levaquin, Cipro and Bactrim. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products, for example in the fluoroquinolone class. However, the susceptibility of urinary tract pathogens to the existing treatment alternatives is waning. If tebipenem HBr is approved, the pricing may be at a significant premium over other competitive products. This may make it difficult for tebipenem HBr to compete with these products.

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

Even if we are able to commercialize any of our product candidates, the product may become subject to unfavorable pricing regulations, or third-party payor coverage and reimbursement policies that could harm our business.

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

To the extent any of our product candidates we develop are used in an outpatient setting, the commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which coverage and reimbursement for these products and related treatments are available from government health programs and third-party payors. If coverage is not available, or reimbursement is limited, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investments. Government authorities and third-party payors, such as health insurers and managed care organizations, publish formularies that identify the medications they will cover and the related payment levels. The healthcare industry is focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably.

Increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for outpatient drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any approved products used on an outpatient basis that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

We cannot predict whether bacteria may develop resistance to our product candidates, if approved, which could affect their revenue potential.

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

As a carbapenem, tebipenem HBr is not active against organisms expressing a resistance mechanism mediated by enzymes known as carbapenemases. Although occurrence of this resistance mechanism is currently rare, we cannot predict whether carbapenemase-mediated resistance will become widespread in regions where we tebipenem HBr may be marketed if it is approved. The growth of drug resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of any of our product candidates outside of controlled hospital settings, could contribute to the rise of resistance. If resistance to any of our product candidates becomes prevalent, our ability to generate revenue from such product candidates could suffer.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our product candidates, SPR720 and SPR206, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we obtain marketing approval for and commercially sell any of our product candidates. For example, we may be sued if any product that we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Although we maintain general liability insurance and clinical trial liability insurance, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we receive marketing approval for and begin selling any of our product candidates. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net losses were $32.8 million and $19.4 million during the three months ended March 31, 2022 and 2021, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our recently announced restructuring and the cessation of commercialization activities for the tebipenem HBr program and assuming the repayment of amounts under our Revenue Interest Agreement, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will be sufficient to fund our planned operating expenses and capital expenditures pursuant to the priorities of our strategic refocusing through late 2023. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

We expect that we will need substantial additional funding. If we are unable to raise capital when needed, or do not receive payment under our government awards, we could be forced to delay, reduce or eliminate our product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will continue to increase as we commence and advance our ongoing and planned clinical trials and other studies of SPR720 and SPR206. If we obtain marketing approval for any product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Based on our recently announced restructuring and the cessation of commercialization activities for the tebipenem HBr program and assuming the repayment of amounts under our Revenue Interest Agreement, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will be sufficient to fund our planned operating expenses and capital expenditures pursuant to the priorities of our strategic refocusing through late 2023. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
•
the costs of commercialization activities for our product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
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

As of March 31, 2022, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program ("SBIR") for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of SPR206 and an award from the DoD Congressionally Directed Medical Research Programs ("CDMRP") Joint Warfighter Medical Research Program for SPR206.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170) with the SEC on March 11, 2021, which was declared effective on March 29, 2021 and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to an “at-the-market” offering program sales agreement that we entered into with Cantor. Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the sales agreement.

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

Risks Related to the COVID-19 Pandemic

The continued COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.

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
•
delays or difficulties in commercial launch of our product candidates, if approved by the FDA;
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

We may seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 9 (“License Collaborations and Services Agreements”) to the audited financial statements filed herewith. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We will require additional funds to complete the development and potential commercialization of our product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. Moreover, we intend to utilize a variety of types of collaboration arrangements for the potential commercialization of our product candidates outside the United States. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include:

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

We do not independently conduct nonclinical studies that comply with GLP requirements. We also do not have the ability to independently conduct clinical trials of any of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of our product candidates and potential product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and increase our costs.

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

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture our product candidates for use in the conduct of our preclinical research, our clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture supplies of our product candidates, and we expect to rely on third-party contract manufacturers to manufacture commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities, if any. Reliance on third-party manufacturers entails risks, including:

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates and potential product candidates may adversely affect our future profit margins and our ability to commercialize any products for which we receive marketing approval on a timely and competitive basis.

If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products, technology or data from third parties, we could lose such rights that are important to our business.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of March 31, 2022, we have two registered United States trademarks, 21 registered foreign trademarks, and four pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

We have applied to register our product candidate name as a trademark in the United States, where it has been allowed for registration, and have applied to register the mark in three foreign jurisdictions. We have also applied to register additional product candidate names as trademarks in the United States. When we file trademark applications for our product candidates, those applications may not be allowed for registration, and registered trademarks may not be obtained, maintained, or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

If the FDA determines that a product candidate intended to treat a serious disease, if approved, would provide a significant improvement in safety or effectiveness of the treatment of the disease, the FDA may designate the drug application for that product candidate for priority review. A priority review designation means that the goal for the FDA to review the marketing application is six months from the date of NDA acceptance for filing, rather than the standard review period of ten months from the date of NDA acceptance for filing. In January 2022, FDA accepted our NDA for tebipenem HBr and granted it a priority review designation, with a June 27, 2022 target action date. A priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving a priority review designation from the FDA does not guarantee approval of the drug application within the six-month review cycle or any time thereafter. For example, in May 2022, we announced that we are suspending current commercialization activities for tebipenem HBr based on feedback from our LCM with the FDA, and although the review is still ongoing and the FDA has not yet made any final determination regarding approvability, the discussion suggested that the data package may be insufficient to support approval during this review cycle.

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

If approved for commercial marketing in the United States, our product candidates may face generic competition sooner than anticipated.

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

In order to market and sell our product candidates in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain approval from regulatory authorities in other countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis or at all.

If we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continuing regulatory review, which may result in significant additional expense. Our product candidates, if approved, could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if approved.

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

On May 3, 2022, we implemented a restructuring that reduced our workforce from 146 full-time employees as of December 31, 2021 to approximately 35 full-time employees. Pursuant to the restructuring and effective as of July 2, 2022, Cristina Larkin will separate from us as our Chief Operating Officer and David Melnick, M.D. will separate from us as our Chief Medical Officer. While we have confidence in our remaining leadership team, including the board of directors, the uncertainty inherent in this ongoing restructuring may be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

If we lose one or more of our other executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

We are undertaking internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

There can be no assurance that our restructuring will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, our restructuring may result in unexpected expenses or liabilities and/or write-offs. If our restructuring fail to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

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
•
results of clinical trials of any of our product candidates;
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

As of March 31, 2022, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 46% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We may become involved in securities litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities litigation has often followed certain significant business transactions, such as the announcement of a strategic restructuring, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential partnership or other opportunity to eventually commercialize tebipenem HBr, or the ultimate value our stockholders receive in any such partnership or other opportunity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

SPERO THERAPEUTICS, INC.

Date: May 16, 2022	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)