Form 10-Q
period 2022-06-30
Spero Therapeutics, Inc.
filed 2022-08-10
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, the registrant had 35,067,477 shares of common stock, $0.001 par value per share, outstanding.

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
•
the outcome of our discussions with the FDA regarding tebipenem HBr and the potential for a partnership of the tebipenem HBr franchise;
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•
our ability to advance product candidates into, and successfully complete, clinical trials;
•
the timing or likelihood of regulatory filings and approvals;
•
the direct and indirect impact of the pandemic caused by an outbreak of coronavirus (“COVID-19”) on our business and operations, including manufacturing, research and development costs, clinical trials, regulatory processes and employee expenses;
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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
Pursuant to our previously announced restructuring, we suspended all commercialization efforts with respect to tebipenem HBr and shifted our focus and resources to advancing the clinical development of our other programs, SPR720 and SPR206, while continuing our dialogue with the FDA to seek a pathway forward for the potential approval of tebipenem HBr. If we fail to execute successfully on this re-prioritized strategic focus, our business and prospects may be adversely affected.
•
Based on our receipt of a complete response letter from the FDA, the timing and terms of any potential approval of tebipenem HBr remain uncertain, which may impact our ability to realize the value of tebipenem HBr.
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
•
We and certain of our executive officers have been named as defendants in two recently initiated lawsuits that could result in substantial costs and divert management’s attention.
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
•
Our shares of common stock could be delisted from the Nasdaq Global Select Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$45,401	$112,584
Marketable securities	—	33,818
Other receivables	1,559	2,280
Tax incentive receivable, current	19	361
Prepaid expenses and other current assets	4,975	8,829
Total current assets	51,954	157,872
Property and equipment, net	623	1,026
Operating lease right of use assets	5,584	6,530
Other assets	5,467	5,644
Total assets	$63,628	$171,072

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,711	1,101
Accrued expenses and other current liabilities	8,511	14,350
Operating lease liabilities	1,528	1,362
Deferred revenue, current	2,364	1,857
Derivative liability, current	115	—
Total current liabilities	14,229	18,670
Liability related to the sale of future royalties, non-current	—	48,414
Non-current operating lease liabilities	5,473	5,973
Deferred revenue, non-current	7,886	8,786
Derivative liability, non-current	—	802
Other long-term liabilities	117	138
Total liabilities	27,705	82,783
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 2,275,214 shares issued and outstanding as of June 30, 2022 and 3,218,152 shares issued and outstanding as of December 31, 2021	2	3
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 35,067,477 shares issued and outstanding as of June 30, 2022 and 32,393,738 shares issued and outstanding as of December 31, 2021	35	32
Additional paid-in capital	464,860	455,719
Accumulated deficit	(428,974)	(367,463)
Accumulated other comprehensive gain (loss)	—	(2)
Total stockholders' equity	35,923	88,289
Total liabilities and stockholders' equity	$63,628	$171,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Grant revenue	$1,097	$3,042	$2,919	$10,342
Collaboration revenue	896	2,106	1,143	2,106
Total revenues	1,993	5,148	4,062	12,448

Operating expenses:
Research and development	8,173	14,461	25,144	32,865
General and administrative	8,051	9,229	23,356	17,528
Restructuring	11,849	—	11,849	—
Total operating expenses	28,073	23,690	60,349	50,393
Loss from operations	(26,080)	(18,542)	(56,287)	(37,945)
Other income (expense):
Interest income	111	82	183	180
Other income (expense), net	(10)	(112)	(23)	(230)
Interest expense related to the sale of future royalties	(117)	—	(2,605)	—
Loss on extinguishment of liability related to the sale of future royalties	(3,581)	—	(3,581)	—
Change in fair value of derivative liability	995	—	802	—
Total other income (expense), net	(2,602)	(30)	(5,224)	(50)
Net loss	$(28,682)	$(18,572)	$(61,511)	$(37,995)

Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.63)	$(1.88)	$(1.29)

Weighted average common shares outstanding, basic and diluted:	32,977,807	29,675,399	32,793,288	29,545,496

Comprehensive loss:
Net loss	(28,682)	(18,572)	(61,511)	(37,995)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	6	1	2	5
Net unrealized gains (losses) on securities	6	1	2	5
Total comprehensive loss	$(28,676)	$(18,571)	$(61,509)	$(37,990)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(61,511)	$(37,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	483	307
Non-cash lease cost	218	402
Share-based compensation	4,520	4,172
Unrealized foreign currency transaction (gain) loss	7	10
Accretion of discount on marketable securities	13	124
Change in fair value of derivative liabilities	(802)	—
Non-cash interest expense associated with the sale of future royalties	2,605	—
Loss on extinguishment of liability related to the sale of future royalties	3,581	—
Changes in operating assets and liabilities:
Other receivables	721	3,479
Prepaid expenses and other current assets	3,646	1,258
Tax incentive receivables	333	800
Other assets	905	8
Accounts payable	612	478
Accrued expenses and other current liabilities	(5,839)	(3,314)
Deferred revenue, current and non-current	(393)	(1,356)
Other long-term liabilities	(21)	(19)
Operating lease liability	(334)	(400)
Net cash used in operating activities	(51,256)	(32,046)
Cash flows from investing activities:
Purchases of marketable securities	(26,970)	(12,578)
Proceeds from maturities of marketable securities	60,777	26,500
Write-off of property and equipment	129	—
Net cash provided by (used in) investing activities	33,936	13,922
Cash flows from financing activities:
Repayment of liability related to the sale of future royalties	(54,485)	—
Proceeds from the issuance of common stock, net of issuance costs	4,203	4,253
Payment of offering and financing costs	—	(146)
Proceeds from stock option exercises	419	370
Net cash provided by financing activities	(49,863)	4,477
Net increase (decrease) in cash and cash equivalents:	(67,183)	(13,647)
Cash, cash equivalents and restricted cash at beginning of period	112,584	85,209
Cash, cash equivalents and restricted cash at end of period	$45,401	$71,562
Supplemental disclosure of non-cash activities:
Offering and financing costs in accounts payable and accruals	$—	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity

Balances at March 31, 2022	3,218,152	3	32,755,559	33	462,735	(400,292)	(6)	62,473
Issuance of common stock upon the exercise of stock options	—	—	38,504	—	231	—	—	231
Issuance of common stock, net of issuance costs	—	—	393,414	—	577	—	—	577
Conversion of convertible preferred stock to common stock	(942,938)	(1)	1,880,000	2	—	—	—	1
Share-based compensation expense	—	—	—	—	1,317	—	—	1,317
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(28,682)	—	(28,682)
Balances at June 30, 2022	2,275,214	2	35,067,477	35	464,860	(428,974)	—	35,923

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	3,218,152	3	32,393,738	32	455,719	(367,463)	(2)	88,289
Issuance of common stock upon the exercise of stock options	—	—	56,120	—	419	—	—	419
Issuance of common stock, net of issuance costs	—	—	737,619	1	4,202	—	—	4,203
Conversion of convertible preferred stock to common stock	(942,938)	(1)	1,880,000	2	—	—	—	1
Share-based compensation expense	—	—	—	—	4,520	—	—	4,520
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(61,511)	—	(61,511)
Balances at June 30, 2022	2,275,214	2	35,067,477	35	464,860	(428,974)	—	35,923

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at March 31, 2021	3,218,152	3	29,663,946	30	415,946	(297,130)	(3)	118,846
Issuance of common stock upon the exercise of stock options	—	—	35,201	—	277	—	—	277
Premium for commitment to sell common stock	—	—	—	—	(12,463)	—	—	(12,463)
Share-based compensation expense	—	—	—	—	2,163	—	—	2,163
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(18,572)	—	(18,572)
Balances at June 30, 2021	3,218,152	3	29,699,147	30	405,923	(315,702)	(2)	90,252

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	3,218,287	3	29,260,247	29	409,722	(277,707)	(7)	132,040
Issuance of common stock upon the exercise of stock options	—	—	46,715	—	370	—	—	370
Issuance of common stock, net of financing costs of $130 and net of issuance costs	—	—	257,185	1	4,122	—	—	4,123
Conversion of convertible preferred stock to common stock	(135)	—	135,000	—	—	—	—	—
Premium for commitment to sell common stock	—	—	—	—	(12,463)	—	—	(12,463)
Share-based compensation expense	—	—	—	—	4,172	—	—	4,172
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(37,995)	—	(37,995)
Balances at June 30, 2021	3,218,152	3	29,699,147	30	405,923	(315,702)	(2)	90,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing novel treatments for bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases. The Company’s product candidate, tebipenem pivoxil hydrobromide or tebipenem HBr (previously SPR994), is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier and cost-effective treatment of patients after hospitalization. The Company is developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by non-tuberculous mycobacterial pulmonary infections (“NTM”). In addition, the Company is developing an IV-administered product candidate, SPR206, to treat MDR Gram-negative infections in the hospital.

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

On May 3, 2022, the Company announced that it suspended current commercialization activities for tebipenem HBr based on feedback from a recent Late Cycle Meeting (“LCM”) with the FDA regarding its NDA for tebipenem HBr. In connection with this development, the Company announced that it underwent a reduction in its workforce by approximately 75% and a restructuring of its operations to reduce operating costs and reallocate resources towards the clinical development programs of SPR720 and SPR206. Refer to Note 11 “Restructuring” for further information. On June 27, 2022, the Company announced that it received a Complete Response Letter (“CRL”) from the FDA for its NDA for tebipenem HBr. In the CRL, the FDA communicated that it had completed its review of the NDA and determined that the NDA could not be approved in its present form. The FDA ultimately concluded that the Phase 3 cUTI clinical trial of tebipenem HBr (ADAPT-PO) was insufficient to support approval and that additional clinical study would be required. On August 2, 2022 the Company held a Type A meeting with the FDA to gain further insights as to the pathway forward towards a potential regulatory approval for tebipenem HBr. The Company expects to receive written minutes during the third quarter of 2022.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration agreements, funding from government contracts, licensing agreements and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $28.7 million and $18.6 million for the three months ended June 30, 2022 and 2021, respectively, and $61.5 million and $38.0 million for the six months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $429.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022, and results of operations for the three and six months ended June 30, 2022, and cash flows for the six months ended June 30, 2022 and 2021 have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for clinical trial costs and other research and development expenses and the valuation of share-based awards. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has contemplated the impact of COVID-19 within its financial statements and is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. There may be changes to those estimates in future periods. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of June 30, 2022, and December 31, 2021, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of June 30, 2022, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Since the fourth quarter of 2016, the Company’s operating subsidiary in Australia has met the eligibility requirements to receive a tax incentive for qualifying research and development activities. The Company recognizes these incentives as a reduction of research and development expenses in the consolidated statements of operations and comprehensive loss in the same period that the related qualifying expenses are incurred. Reductions of research and development expense recognized upon incurring qualifying expenses in advance of receipt of tax incentive payments are recorded in the consolidated balance sheet as tax incentive receivables.

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

Restructuring

The Company has made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in the Company's consolidated statements of income. Actual results may differ from these estimates.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2022 and 2021, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOLs”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2022, or to our net deferred tax assets as of June 30, 2022.

Liability related to the sale of future royalties

Prior to repayment, as discussed further in Note 10, the Company treated the liability related to the sale of future royalties as a debt instrument, amortized under the effective interest rate method over the estimated life of the revenue streams. The Company recognized interest expense thereon using the effective rate, which was based on its current estimates of future revenues over the life of the arrangement. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that the Company makes estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$41,532	$—	$41,532
Total cash equivalents	—	41,532	—	41,532
Total cash equivalents and marketable securities	—	41,532	—	41,532
Liabilities:
Derivative liability	$—	$—	$115	$115
	$—	$—	$115	$115

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$109,316	$—	$109,316
Corporate bonds	—	2,701	—	2,701
Total cash equivalents	—	112,017	—	112,017
Marketable securities:
Corporate bonds	—	11,479	—	11,479
Commercial paper	—	22,339	—	22,339
Total marketable securities	—	33,818	—	33,818
Total cash equivalents and marketable securities	$—	$145,835	$—	$145,835
Liabilities:
Derivative liability	$—	$—	$802	$802
	$—	$—	$802	$802

Excluded from the tables above is cash of $3.9 million and $0.6 million as of June 30, 2022, and December 31, 2021, respectively. During the six months ended June 30, 2022, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

The Company did not have any assets classified as marketable securities as of June 30, 2022. The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds	$11,481	$—	$(2)	$11,479
Commercial paper	22,339	—	—	22,339
	$33,820	$—	$(2)	$33,818

As of December 31, 2021, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

Embedded Derivative

In connection with the termination of the Revenue Interest Agreement (as defined below) (see Note 10), the Company classified $0.1 million as a derivative liability on its condensed consolidated balance sheet because of an embedded feature that represents a conditional obligation to pay HCR (as defined below) an additional cash amount upon a change of control. The Company will remeasure the derivative liability to fair value at each reporting date until it expires on December 31, 2022, and recognize changes in the fair value of the derivative liability as a component of other income (expense) in the condensed consolidated statement of operations and comprehensive loss. The Company valued the change of control provision under the Revenue Interest Termination Agreement, dated June 7, 2022, by and between the Company and HCR, using a series of Black-Scholes-Merton option pricing models. The assumptions used in the valuation model include (1) our estimates of the probability of a change of control event occurring prior to or as of December 31, 2022, (2) our closing stock price as of June 7, 2022, (3) our fully-diluted number of shares outstanding as of June 7, 2022, (4) volatility, (5) risk-free rate, and (6) our credit-risk-adjusted discount rate.

The fair value of the derivative liability upon issuance in June 2022 was $0.1 million, and is classified as Level 3 liability under the fair value hierarchy.

As of December 31, 2021, in connection with the liability related to the sale of future royalties, the Company classified $1.0 million at inception of its Revenue Interest Financing Agreement as a derivative liability on its consolidated balance sheet because there were embedded instruments that represented a conditional obligation to pay HCR the final payment, which is 250% of the Investment Amount, upon an event of default or change of control.

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

Liability related to the sale of future royalties

The fair value for the liability related to the sale of future royalties at the time of the initial transaction was based on the Company's current estimates of future royalties expected to be paid to HCR over the remaining patent life of the product, which were considered Level 3 inputs (see Note 10).

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued external research and development expenses	$2,535	$6,315
Accrued restructuring expenses	2,088	—
Accrued payroll and related expenses	2,207	5,884
Accrued professional fees	1,165	909
Accrued other	516	1,242
Total Accrued expenses and other current liabilities	$8,511	$14,350

5. Common Stock

“At-the-Market” Offering

On March 11, 2021, the Company entered into a new sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and filed a new universal shelf registration statement on Form S-3 (Registration No. 333-254170), and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the new “at-the-market” offering program sales agreement that it entered into with Cantor (the “Sales Agreement”). Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement. The Company’s universal shelf registration statement on Form S-3 (Registration No. 333-254170) became effective on March 29, 2021 and its prior sales agreement with Cantor terminated automatically at such time.

During the six months ended June 30, 2022, the Company sold 737,619 shares of its common stock under its Sales Agreement at an average price of approximately $5.87 per share for aggregate gross proceeds of approximately $4.3 million prior to deducting sales commissions.

Convertible Preferred Stock

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

In June 2022, a holder of the Company’s Series B Preferred Stock elected to convert 938 shares of Series B Preferred Stock into 938,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series B Preferred Stock. In addition, a holder of the Company’s Series D Preferred Stock elected to convert 942,000 shares of Series D Preferred Stock into 942,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series D Preferred Stock.

Pfizer License and Share Purchase Agreements

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

Charter Amendment

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

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $7.95 and $14.05 per option for those options granted during the six months ended June 30, 2022 and 2021 respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,890,716	$11.75	7.62	$24,263
Granted	955,204	11.14	—	—
Exercised	(56,120)	7.48	—	—
Forfeited or cancelled	(1,165,413)	14.17	—	—
Outstanding as of June 30, 2022	4,624,387	$11.06	5.03	$—
Outstanding as of June 30, 2022 - vested and expected to vest	4,624,387	$11.06	5.03	$—
Exercisable at June 30, 2022	2,957,172	$9.65	3.91	$—

As of June 30, 2022, a total of 8,720,127 shares have been authorized and reserved for issuance under all equity plans and 2,638,276 shares were available for future issuance under such plans.

Restricted Stock Units

The Company granted 659,357 RSUs to employees during the six months ended June 30, 2022.

The following table summarizes RSU activity under all equity plans during the six months ended June 30, 2022:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	513,690	17.08
Granted	659,357	11.13
Vested and released	—	—
Forfeited or cancelled	(392,200)	14.13
Outstanding as of June 30, 2022	780,847	13.54

As of June 30, 2022, there was approximately $8.9 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.42 years.

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

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development expenses	$502	$895	$1,865	$1,735
General and administrative expenses	815	1,268	2,655	2,437
Total	$1,317	$2,163	$4,520	$4,172

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2022 or December 31, 2021.

Legal Proceedings

Two putative class action lawsuits have been filed against the Company and certain of its officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satravrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. Each complaint purports to be brought on behalf of stockholders who purchased the Company’s common stock, with the first complaint having a time period of October 28, 2021 through May 2, 2022 and the second having a time period of May 6, 2021 through May 2, 2022. Each complaint generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Each complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On July 25, 2022, a motion was filed to consolidate the lawsuits into one action. On July 26, 2022, Plaintiff Memon filed a motion for appointment of lead plaintiff/lead counsel. Also on July 26, 2022, stockholder Nabil Saad filed a motion for appointment of lead plaintiff/lead counsel. The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, the Company is unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

Additional lawsuits against the Company and certain of its officers or director may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

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

The Company recognized $0.7 million and $1.9 million of revenue under the BARDA award during the three months ended June 30, 2022 and 2021, respectively, and recognized $1.3 million and $8.2 million of revenue under the BARDA award during the six months ended June 30, 2022 and 2021, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the U.S. Department of Defense (“DoD”) Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. The Company recognized $0.1 million and $1.1 million in revenue under this agreement during the three months ended June 30, 2022 and 2021, respectively, and recognized $1.0 million and $1.8 million under this agreement during the six months ended June 30, 2022 and 2021, respectively.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.4 million over a base period and five option periods. As of June 30, 2022, funding for the base period totaling $2.1 million has been committed. The Company recognized $0.4 million and $0.6 million under this agreement during the three and six months ended June 30, 2022, respectively, and recognized immaterial revenue under this agreement during both the three and six months ended June 30, 2021.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of December 31, 2021, funding for the base period and the first two option periods totaling $5.9 million had been committed. In March 2021, a contract modification was executed and the performance period for this award was extended until June 15, 2021. The Company did not recognize revenue under this agreement during the three and six months ended June 30, 2022 and recognized less than $0.1 million and $0.4 million during the three and six months ended June 30, 2021, respectively.

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

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.1 million as of June 30, 2022) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and six months ended June 30, 2022 and 2021, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and six months ended June 30, 2022 and 2021, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR720 and the next milestone under this agreement is not accrued because it is not yet probable.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheet as of June 30, 2022. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem HBr. As part of the agreement, the Company is obligated to make future milestone payments of up to $1.0 million as of June 30, 2022 upon the achievement of specified regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million.

The agreement continues in effect until the expiration of all payment obligations thereunder (including royalty payments and licensee revenue) on a product-by-product and country-by-country basis, unless earlier terminated by the parties. Pursuant to the terms of the agreement, in addition to each party’s right to terminate the agreement upon the other party’s material breach (if not cured within a specified period after receipt of notice) or insolvency, the Company also has unilateral termination rights (i) in the event that the Company abandons the development and commercialization of tebipenem HBr for efficacy, safety, legal or business reasons, and (ii) under certain circumstances arising out of the head license with a global pharmaceutical company.

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

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $1.3 million has been received to date. The Company received milestones of $1.5 million related to a clinical study for SPR206, of which the Company received approximately $0.8 million upon the initiation of the Bronchoalveolar Lavage (“BAL”) clinical trial of SPR206 in June 2021 and received the remaining $0.8 million upon the delivery of the clinical study report in the second quarter of 2022. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

The Company recognized $0.8 million during the three and six months ended June 30, 2022, and recognized $0.8 million during the three and six months ended June 30, 2021 related to this agreement.

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

The Company did not record a reduction to research and development expense as no activities were funded by Gates MRI during the three and six months ended June 30, 2022. The Company recorded $0.6 million and $1.1 million during the three and six months ended June 30, 2021, respectively, as a reduction to research and development expense related to activities funded by Gates MRI.

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s balance sheet and was fully amortized over a service period of approximately 34 months as of December 31, 2021. The Company has paid Savior an additional $5.3 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of June 30, 2022.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of June 30, 2022 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

The Company recognized $0.1 million and $0.4 million of revenue from the contract during the three and six months ended June 30, 2022, respectively, and recognized $1.4 million of revenue from this contract during both the three and six months ended June 30, 2021. The remaining transaction price balance of approximately $10.3 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2022, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

10. Liability Related to the Sale of Future Royalties

On September 29, 2021, the Company entered into a Revenue Interest Agreement with certain entities managed by HealthCare Royalty Management, LLC (“HCR”), pursuant to which the Company sold to HCR the right to receive certain royalty payments from the Company for a purchase price of up to $125.0 million. The Company evaluated the terms of the Revenue Interest Agreement and concluded that the features of the investment amount were similar to those of a debt instrument. The Company received gross proceeds of $50.0 million from HCR at an initial funding on October 19, 2021 (the “Initial Investment Amount”). As such, the Company accounted for this transaction as long-term debt as of December 31, 2021. The Company was entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr on or before December 31, 2022 (the “Second Investment Amount”), and an additional $25.0 million subject to the mutual agreement of the Company and HCR and if the Company meets certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch (the “Third Investment Amount,” and together with the Initial Investment Amount and the Second Investment Amount, collectively, the “Investment Amount”).

On June 7, 2022, the Company entered into a Revenue Interest Termination Agreement (the “Termination Agreement”) with HCR and HCR Collateral Management, LLC, as collateral agent for HCR under the Revenue Interest Agreement, pursuant to which the parties mutually terminated the Revenue Interest Agreement and Security Agreement between the parties (together, the HCR Agreements”), and certain other related ancillary agreements, arrangements or understandings under or contemplated by the HCR Agreements. The Company was released from all of its obligations and the rights to any future revenues and collateral reverted back to the Company in return for a cash payment of $54.5 million and a potential additional cash amount contingent upon the occurrence of a change of control event.

If a change of control event occurs on or prior to December 31, 2022, then the Company will be obligated to pay to HCR an additional amount within 15 days following the consummation of such change of control transaction, calculated based on the fully-diluted equity value of the Company. If the change of control value is less than $100 million, the change of control payment would be $4 million, if $100 million to $200 million, the change of control payment would be $4 million plus 6% of the change of control value in excess of $100 million and if above $200 million, the change of control payment would be $10 million plus 3% of the change of control value in excess of $200 million. The change of control payment is not cumulative, such that only the highest applicable change of control value shall apply in calculating the change of control payment.

The rights to this contingent payment expire on December 31, 2022. The contingent payment meets the accounting definition of a derivative under ASC 815 and therefore a liability of $0.1 million is recorded on the Company’s condensed consolidated balance sheet as of June 30, 2022 (see Note 3). The Company recognized a loss on the extinguishment of $3.6 million, as reported on the associated condensed consolidated statement of operations and comprehensive loss.

The following table presents the changes in the liability related to the sale of future royalties under the Revenue Interest Agreement with HCR as of June 30, 2022 (in thousands):

Liability related to sale of future royalties, as of December 31, 2021	$48,414
Repayment of liability	(54,485)
Loss on extinguishment of liability	3,581
Establish change of control derivative liability	(115)
Interest expense recognized	2,605
Liability related to sale of future royalties, as of June 30, 2022	$—

11. Restructuring

On May 3, 2022, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce. The restructuring initiative and corresponding reduction in workforce was designed to reduce costs and reallocate resources towards the Company’s clinical development programs for SPR720 and SPR206, while maintaining key personnel needed to help preserve the value of the Company’s tebipenem HBr program. The restructuring reduced the Company’s workforce from 146 full-time employees as of December 31, 2021 to 41 full-time employees as of June 30, 2022. The Company recognized a one-time restructuring charge in the second quarter of 2022 of approximately $11.8 million. This charge included approximately $8.7 million of employee related termination costs, lease impairment expense of $0.6 million and $2.6 million of other discontinuation costs such as contract termination fees.

The following table summarizes the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during both the three and six months ended June 30, 2022 (in thousands):

	Research and development	General and administrative	Total
Severance and other employee costs	$3,925	$4,732	$8,657
Lease impairment	372	263	635
Other	116	2,441	2,557
Total restructuring charges	$4,413	$7,436	$11,849

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. Activity for the quarter is summarized as follows (amounts in thousands):

As of June 30, 2022
Balance at beginning of period	$—
Charge to expense	11,849
Payments made	(6,053)
Write-offs and impairments	(3,480)
Balance at end of period	$2,316

As of June 30, 2022, the Company had $2.3 million remaining in accrued expenses and accounts payable on its condensed consolidated balance sheet, which will be paid by the end of the first quarter of 2023.

In June 2022, upon recommendation of the Company's Human Capital Management Committee (the “HCM Committee”), the Board of Directors approved retention awards for employees of the Company. Subject to remaining actively employed with the Company through May 31, 2023, the aggregate retention awards include (i) a cash bonus of $1.2 million payable on November 30, 2022 and $0.2 million to be paid in cash or as a fully vested RSU grant of the same value and (ii) a cash bonus of $3.5 million payable on May 31, 2023 and $0.7 million to be paid in cash or as a fully vested RSU grant of the same value. These amounts are accrued as services are performed through May 31, 2023.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(28,682)	$(18,572)	$(61,511)	$(37,995)
Net loss attributable to common stockholders	$(28,682)	$(18,572)	$(61,511)	$(37,995)

Denominator:
Weighted average common shares outstanding, basic and diluted	32,977,807	29,675,399	32,793,288	29,545,496

Net loss per share, basic and diluted	$(0.87)	$(0.63)	$(1.88)	$(1.29)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	4,624,387	4,579,708	4,624,387	4,579,708
Unvested restricted stock units	780,847	—	780,847	—
Series B convertible preferred stock (as converted to common shares)	—	938,000	—	938,000
Series C convertible preferred stock (as converted to common shares)	2,214,000	2,214,000	2,214,000	2,214,000
Series D convertible preferred stock (as converted to common shares)	2,273,000	3,215,000	2,273,000	3,215,000
	9,892,234	10,946,708	9,892,234	10,946,708

13. Subsequent Events

Pfizer Milestone Revenue

In July 2022, subsequent to the completion of a milestone related to regulatory engagement for SPR206, Pfizer communicated its approval that the milestone was achieved, and the Company invoiced Pfizer for $5.0 million under the Pfizer License Agreement.

Executive Retention Awards

On July 1, 2022, upon recommendation of the Company's HCM Committee, the Board of Directors approved a cash and RSU retention award for Ankit Mahadevia, M.D., Chief Executive Officer of the Company, Satyavrat Shukla, Chief Financial Officer of the Company, and remaining members of the Company's executive leadership team consisting of the following:

•
Subject to Dr. Mahadevia remaining actively employed with the Company through May 31, 2023, Dr. Mahadevia shall receive: (i) a cash bonus equal to $254,000 payable on November 30, 2022 and (ii) if certain performance criteria are achieved, a number of shares of common stock to be issued to him on May 31, 2023 having a value of $508,000 based on the common stock price at such time, subject to the discretion of the Board or the HCM Committee to pay in cash or a combination of cash and stock.
•
Subject to Mr. Shukla remaining actively employed with the Company through May 31, 2023, Mr. Shukla shall receive: (i) a cash bonus equal to $168,000 payable on November 30, 2022 and (ii) if certain performance criteria are achieved, a number of shares of common stock to be issued to him on May 31, 2023 having a value of $336,000 based on the common stock price at such time, subject to the discretion of the Board or the HCM Committee to pay in cash or a combination of cash and stock.
•
Subject to the remaining members of the Company's executive leadership team remaining actively employed with the Company through May 31, 2023, they shall receive an aggregate of: (i) a cash bonus equal to $0.6 million payable on November 30, 2022 and (ii) if certain performance criteria are achieved, a number of shares of common stock to be issued to them on May 31, 2023 having a value of $1.2 million based on the common stock price at such time, subject to the discretion of the Board or the HCM Committee to pay in cash or a combination of cash and stock.

The RSUs are eligible for vesting based on the achievement of certain performance criteria by May 31, 2023 relating to pipeline execution, business development, and financial stewardship. RSUs for which the performance criteria have not been achieved as specified by May 31, 2023 will lapse and be forfeited. The RSUs will be subject to acceleration of vesting in the event of termination of employment without cause by the Company or by the executive for good reason (each as defined in the executive’s employment agreement).

These awards will be accrued as services are incurred through May 31, 2023. Awards with performance criteria will be accrued as performance metrics are met.

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for bacterial infections, including MDR bacterial infections, and rare diseases. Our product candidate tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. Treatment with effective orally administrable antibiotics may prevent hospitalizations for serious infections and enable earlier and cost-effective treatment of patients after hospitalization. On June 27, 2022, we announced that we received a Complete Response Letter (“CRL”) from the FDA for our NDA seeking approval for tebipenem HBr. See below under the heading “Recent Developments” for additional information.

We are developing SPR720, a novel oral antibiotic designed for the treatment of a rare, orphan disease caused by non-tuberculous mycobacterial pulmonary infections (“NTM”). In addition, we are developing an IV-administered product candidate, SPR206, to treat MDR Gram-negative infections in the hospital. We believe that our novel product candidates, if successfully developed and approved, would have meaningful patient impacts and significant commercial applications for the treatment of bacterial infections, including MDR infections, in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2022, we had an accumulated deficit of $429.0 million, and cash, cash equivalents and marketable securities of $45.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our strategic restructuring, described in Note 11 - Restructuring to the Financial Statements, and the cessation of commercialization activities for the tebipenem HBr program, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will be sufficient to fund our planned operating expenses and capital expenditures pursuant to the priorities of our strategic refocusing into late 2023. During this period, our strategic refocusing prioritizes advancing SPR720 and SPR206 to key Phase 2 milestones. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Recent Developments

SPR720 Program Updates

We are finalizing the design of a planned Phase 2 clinical trial of SPR720, our investigational oral antimicrobial agent being developed as a treatment for nontuberculous mycobacterial-pulmonary disease (NTM-PD). The trial is expected to enroll approximately 35 treatment naïve or treatment inexperienced NTM-PD patients across four cohorts. Cohorts will include a blinded placebo cohort, blinded SPR720 cohorts receiving 500 or 1000 mg of study drug daily, and an open-label SPR720 cohort receiving 1000 mg of study drug daily. The primary endpoint of the trial will evaluate changes in bacterial load in sputum samples from baseline to the end of the trial’s 56-day treatment period. Key secondary endpoints will include assessments of clinical response, quality of life, study drug pharmacokinetics, and safety and tolerability.

We expect the SPR720 Phase 2 trial to begin in the fourth quarter of 2022, with interim data expected in mid-2023 and topline data expected in 2024. The Phase 2 trial is supported by preclinical studies demonstrating SPR720’s potent activity against a range of NTM species as well as Phase 1 clinical trial results that showed it to be well tolerated at exposures above predicted therapeutic levels.

SPR206 Program Updates

Following a productive pre-IND meeting with the FDA, we are planning a Phase 2, cross-indication resistant pathogen clinical trial of SPR206, a novel investigational IV-administered next generation polymyxin antibiotic being developed to treat MDR Gram-negative bacterial infections. The planned trial is designed to enroll patients with cUTI, hospital-acquired and ventilator-associated bacterial pneumonia (HABP/VABP), and bloodstream infections (BSI). It is supported by preclinical data as well as the results of multiple Phase 1 trials. These Phase 1 clinical trials have demonstrated SPR206’s lack of nephrotoxicity at predicted therapeutic dose levels and its ability to continuously achieve mean lung epithelial lining fluid exposures above its MIC (minimum inhibitory concentration) for targeted gram-negative pathogens, when administered three times daily at 100 mg. We expect to initiate the planned Phase 2 trial of SPR206 in the third quarter of 2023.

In July 2022, subsequent to the completion of a milestone related to regulatory engagement for SPR206, Pfizer communicated its approval that the milestone was achieved, and we invoiced Pfizer for the $5.0 million under our license agreement with Pfizer.

Tebipenem HBr Program Updates

Type A Meeting for Tebipenem HBr

On August 2, 2022, we held a Type A meeting with the FDA to gain further insights as to the pathway forward towards a potential regulatory approval for tebipenem HBr. We expect to receive written minutes during the third quarter of 2022.

Complete Response Letter for Tebipenem HBr New Drug Application

On June 27, 2022, we announced that we received a Complete Response Letter from the FDA for our NDA seeking approval for tebipenem HBr oral tablets for treatment of adult patients with cUTI, including pyelonephritis. In the CRL, the FDA communicated that it had completed its review of the NDA and determined that the NDA could not be approved in its present form. The FDA ultimately concluded that our Phase 3 cUTI clinical trial of tebipenem HBr (ADAPT-PO) was insufficient to support approval and that additional clinical study would be required.

Restructuring

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

In connection with the foregoing, on May 3, 2022, we implemented a strategic restructuring initiative and corresponding reduction in workforce. The restructuring initiative and corresponding reduction in workforce was designed to reduce costs and reallocate resources towards our clinical development programs for SPR720 and SPR206, while maintaining key personnel needed to help preserve the value of our tebipenem HBr program. The restructuring reduced our workforce from 146 full-time employees as of December 31, 2021 to 41 full-time employees as of June 30, 2022. We communicated the workforce reduction on May 3, 2022 and we incurred the majority of our costs associated with the restructuring during the quarter ended June 30, 2022. As of June 30, 2022, we incurred approximately $11.8 million of costs in connection with the reduction in workforce related to severance pay and other restructuring costs. For more information, see Note 11 - Restructuring to the Financial Statements.

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

Restructuring

In light of our decision to suspend current commercialization activities for tebipenem HBr and our strategic restructuring, we expect that our future expected operating expenses will be substantially reduced. We currently expect our research and development and general and administrative expenses to be lower for the remainder of 2022 as we progress through our discussions with the FDA regarding the NDA for tebipenem HBr and operate pursuant to our restructuring. In connection with our restructuring, we incurred approximately $11.8 million of costs in connection with the reduction in workforce related to severance pay and other restructuring costs. We incurred the majority of the costs associated with our restructuring during the quarter ended June 30, 2022. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, infrastructure and director and officer insurance costs as well as investor and public relations expenses associated with our continued operation as a public company.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) consists of interest expense related to the sale of future royalties and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three and six months ended June 30, 2022 and 2021.

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as the loss on extinguishment of liability related to the sale of future royalties, the change in the fair value of our derivative liability, realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables from the Australian research and development tax incentive.

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

During the six months ended June 30, 2022, we had the following material change to our critical accounting estimates as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

Restructuring

We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in our consolidated statements of income. Actual results may differ from these estimates.

Results of Operations

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of revenues and the satisfaction of liabilities in the normal course of business. We have incurred losses from the inception of our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change
Revenues:
Grant revenue	$1,097	$3,042	$(1,945)
Collaboration revenue	896	2,106	(1,210)
Total revenues	1,993	5,148	(3,155)

Operating expenses:
Research and development	8,173	14,461	(6,288)
General and administrative	8,051	9,229	(1,178)
Restructuring	11,849	—	11,849
Total operating expenses	28,073	23,690	4,383
Loss from operations	(26,080)	(18,542)	(7,538)
Other income (expense):
Interest income	111	82	29
Other income (expense), net	(10)	(112)	102
Interest expense related to the sale of future royalties	(117)	—	(117)
Loss on extinguishment of liability related to the sale of future royalties	(3,581)	—	(3,581)
Change in fair value of derivative liability	995	—	995
Total other income (expense), net	(2,602)	(30)	(2,572)
Net loss	$(28,682)	$(18,572)	$(10,110)

Grant Revenue

	Three Months Ended June 30,
	2022	2021	$ Change
BARDA Contract (tebipenem HBr)	$653	$1,889	$(1,236)
NIAID Contract (SPR206)	370	43	327
DoD Agreement (Potentiator product candidate)	74	1,110	(1,036)
Total grant revenue	$1,097	$3,042	$(1,945)

Grant revenue recognized during the three months ended June 30, 2022 and 2021 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the three months ended June 30, 2022 was primarily due to a $1.2 million decrease in qualified expenses incurred under our BARDA contract for tebipenem HBr and a $1.0 million decrease in funding under our DoD agreement relating to SPR206, offset by an increase of $0.3 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

During the three months ended June 30, 2022, we recognized $0.1 million in collaboration revenue related to our agreement with Pfizer and $0.8 million in collaboration revenue related to milestones under our agreement with Everest Medicines. During the three months ended June 30, 2021, we recognized $1.4 million in collaboration revenue related to our agreement with Pfizer consisting of the delivery of the license for SPR206 in ex-U.S. and ex-Asia territories and $0.8 million in collaboration revenue upon the initiation of the BAL clinical trial of SPR206 in June 2021, related to our agreement with Everest Medicines.

Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$2,174	$6,403	$(4,229)
SPR720	249	682	(433)
Potentiator product candidate (SPR206)	854	1,275	(421)
Unallocated expenses:
Personnel related (including share-based compensation)	3,885	5,019	(1,134)
Facility related and other	1,011	1,082	(71)
Total research and development expenses	$8,173	$14,461	$(6,288)

Direct costs related to our tebipenem HBr program decreased by $4.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to reduced program activity as a result of our strategic restructuring announced in May 2022 and further described in Note 11 - Restructuring to the Financial Statements.

Direct costs related to our SPR720 program decreased by $0.4 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR720 as we progress preclinical and clinical activities. During the three months ended June 30, 2021, direct costs related to our SPR720 program reflected a $0.6 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our SPR206 program decreased by $0.4 million during the three months ended June 30, 2022, primarily due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

The decrease in personnel-related costs of $1.1 million was primarily a result of a decrease in research and development headcount due to our strategic restructuring announced in May 2022. Personnel-related costs for the three months ended June 30, 2022 and 2021 included share-based compensation expense of $0.5 million and $0.9 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	$ Change
Personnel related (including share-based compensation)	$3,852	$4,719	$(867)
Professional and consultant fees	2,884	3,838	(954)
Facility related and other	1,315	672	643
Total general and administrative expenses	$8,051	$9,229	$(1,178)

The decrease in personnel-related costs of $0.9 million was primarily a result of a decrease in headcount in our commercial, general and administrative functions due to our strategic restructuring. Personnel-related costs for the three months ended June 30, 2022 and 2021 included share-based compensation expense of $0.8 million and $1.3 million, respectively.

The decrease in professional and consultant fees of $1.0 million was primarily due to decreased commercial operation expenses, offset by legal and consulting expenses.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Restructuring

During the three months ended June 30, 2022, we incurred restructuring expenses of $11.8 million related to our strategic restructuring in May 2022. Restructuring expenses for the period were primarily comprised of $8.7 million of severance and other employee costs, $2.6 million of discontinuation costs such as contract termination fees and $0.6 million of lease impairment expenses. For further information, refer to Note 11 - Restructuring to the Financial Statements.

Other Income (Expense), Net

Other expense, net was $(2.6) million for the three months ended June 30, 2022, compared to less than $(0.1) million for the three months ended June 30, 2021. Total other expense for the three months ended June 30, 2022 included $3.6 million in loss on extinguishment of liability related to the sale of future royalties, a $1.0 million net change in derivative liability, $0.1 million in interest expense related to the sale of future royalties, and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Revenues:
Grant revenue	$2,919	$10,342	$(7,423)
Collaboration revenue	1,143	2,106	(963)
Total revenues	4,062	12,448	(8,386)

Operating expenses:
Research and development	25,144	32,865	(7,721)
General and administrative	23,356	17,528	5,828
Restructuring	11,849	—	11,849
Total operating expenses	60,349	50,393	9,956
Loss from operations	(56,287)	(37,945)	(18,342)
Other income (expense):
Interest income	183	180	3
Other income (expense), net	(23)	(230)	207
Interest expense related to the sale of future royalties	(2,605)	—	(2,605)
Loss on extinguishment of liability related to the sale of future royalties	(3,581)	—	(3,581)
Change in fair value of derivative liability	802	—	802
Total other income (expense), net	(5,224)	(50)	(5,174)
Net loss	$(61,511)	$(37,995)	$(23,516)

Grant Revenue

	Six Months Ended June 30,
	2022	2021	$ Change
BARDA Contract (SPR994)	$1,328	$8,185	$(6,857)
NIAID Contract (SPR206)	623	402	221
DoD Agreement (Potentiator product candidates)	968	1,755	(787)
Total revenue	$2,919	$10,342	$(7,423)

Grant revenue recognized during the six months ended June 30, 2022 and 2021 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the six months ended June 30, 2022 was primarily due to a $6.9 million decrease in qualified expenses incurred under our BARDA contract for tebipenem HBr and a $0.8 million decrease in funding under our DoD agreement relating to SPR206, offset by a $0.2 million increase in funding under our NIAID agreement relating to SPR206.

Collaboration Revenue

During the six months ended June 30, 2022, we recognized $0.4 million in collaboration revenue related to milestones under our agreement with Pfizer and $0.8 million in collaboration revenue related to milestones under our agreement with Everest Medicines. During the six months ended June 30, 2021, we recognized $1.4 million in collaboration revenue related to our agreement with Pfizer consisting of the delivery of the license for SPR206 in ex-U.S. and ex-Asia territories and $0.8 million in collaboration revenue upon the initiation of the BAL clinical trial of SPR206 in June 2021, related to our agreement with Everest Medicines.

Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$8,418	$16,518	$(8,100)
SPR720	334	1,925	(1,591)
Potentiator product candidates (SPR206 and SPR741)	2,774	2,365	409
Unallocated expenses:
Personnel related (including share-based compensation)	11,398	9,771	1,627
Facility related and other	2,220	2,286	(66)
Total research and development expenses	$25,144	$32,865	$(7,721)

Direct costs related to our tebipenem HBr program decreased by $8.1 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to our strategic restructuring announced in May 2022 and further described in Note 11 - Restructuring to the Financial Statements.

Direct costs related to our SPR720 program decreased by $1.6 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR720 as we progress preclinical and clinical activities. Direct costs related to our SPR720 program during the six months ended June 30, 2021 reflect a $1.1 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our SPR206 program increased by $0.4 million during the six months ended June 30, 2022, primarily due to higher clinical costs. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

The increase in personnel-related costs of $1.6 million was primarily a result of higher research and development headcount costs prior to our strategic restructuring. Personnel-related costs for the six months ended June 30, 2022 and 2021 included share-based compensation expense of $1.9 million and $1.7 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	$ Change
Personnel related (including share-based compensation)	$12,295	$9,148	$3,147
Professional and consultant fees	8,532	6,950	1,582
Facility related and other	2,529	1,430	1,099
Total general and administrative expenses	$23,356	$17,528	$5,828

The increase in personnel-related costs of $3.1 million was primarily a result of higher headcount costs in our commercial, general and administrative functions prior to our strategic restructuring. Personnel-related costs for the six months ended June 30, 2022 and 2021 included share-based compensation expense of $2.7 million and $2.4 million, respectively.

The increase in professional and consultant fees of $1.6 million was primarily due to increased commercial operation expenses prior to our strategic restructuring, as well as increased legal and consulting expenses.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Restructuring

During the six months ended June 30, 2022, we incurred restructuring expenses of $11.8 million related to our strategic restructuring in May 2022. Restructuring expenses for the period were primarily comprised of $8.7 million of severance and other employee costs, $2.6 million of discontinuation costs such as contract termination fees and $0.6 million of lease impairment expenses. For further information, refer to Note 11 - Restructuring to the Financial Statements.

Other Income (Expense), Net

Other expense, net was $(5.2) million for the six months ended June 30, 2022 compared to less than $(0.1) million for the six months ended June 30, 2021. Total other expense for the six months ended June 30, 2022 included $2.6 million in interest expense related to the sale of future royalties, $3.6 million in loss on extinguishment of liability related to the sale of future royalties, a $0.8 million net change in derivative liability and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and mostly from the proceeds of multiple common stock offerings. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $45.4 million.

On March 11, 2021, we entered into a new sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and filed a new universal shelf registration statement on Form S-3 (Registration No. 333-254170), pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the new “at-the-market” offering program sales agreement that we entered into with Cantor (the “Sales Agreement”). Under the Sales

Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement. Our universal shelf registration statement on Form S-3 (Registration No. 333-254170) became effective on March 29, 2021 and our prior sales agreement with Cantor terminated automatically at such time.

During the six months ended June 30, 2022, we sold 737,619 shares of our common stock under our Sales Agreement at an average price of approximately $5.87 per share for aggregate gross proceeds of approximately $4.3 million prior to deducting sales commissions.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(51,256)	$(32,046)
Cash provided by investing activities	33,936	13,922
Cash provided by financing activities	(49,863)	4,477
Net increase in cash and cash equivalents	$(67,183)	$(13,647)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $51.3 million, primarily resulting from our net loss of $61.5 million, adjusted for net decrease in non-cash items of $10.6 million (primarily stock-based compensation, interest expense associated with the sale of future royalties, loss on extinguishment of liability related to the sale of future royalties, depreciation and amortization). Net cash used due to changes in our operating assets and liabilities was $0.4 million and consisted primarily of a $3.6 million decrease in prepaid expenses and other current assets, a $1.1 million net decrease in receivables, a decrease of $5.8 million in accrued expenses, a $0.6 million increase in accounts payable and a $0.4 million decrease in deferred revenue.

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

Changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs, the timing of vendor invoicing and payments and write-offs during the second quarter of 2022 related to our strategic restructuring.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2022 was $33.9 million primarily related to the maturities of marketable securities of $60.7 million, offset by purchases of marketable securities of $27.0 million.

Cash provided by investing activities during the six months ended June 30, 2021 was $13.9 million primarily related to the maturities of marketable securities of $26.5 million, offset by purchases of marketable securities of $12.6 million.

Financing Activities

Cash used by financing activities during the six months ended June 30, 2022 was $49.9 million, and consisted primarily of the $54.5 million repayment of our liability related to the sales of future royalties, offset by $4.2 million net sales of common stock under our Sales Agreement and proceeds of $0.4 million from the exercise of employee stock options.

Cash provided by financing activities during the six months ended June 30, 2021 was $4.5 million, and consisted primarily of $4.3 million net sales of common stock under our Sales Agreement and proceeds of $0.4 million from the exercise of employee stock options, offset by the payment of offering expenses of approximately $0.2 million.

Funding Requirements

Our future use of operating cash and capital requirements, and the timing and amount thereof, will depend largely on:

•
the timing and costs of our ongoing and planned clinical trials;
•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials of our product candidates and potential new product candidates;
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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $45.4 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our strategic restructuring, described in Note 11 - Restructuring to the Financial Statements, and the cessation of commercialization activities for the tebipenem HBr program, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will be sufficient to fund our planned operating expenses and capital expenditures pursuant to the priorities of our strategic refocusing into late 2023.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2022, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $45.4 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We did not have any assets classified as marketable securities as of June 30, 2022. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Two putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satravrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. Each complaint purports to be brought on behalf of stockholders who purchased our common stock, with the first complaint having a time period of October 28, 2021 through May 2, 2022 and the second having a time period of May 6, 2021 through May 2, 2022. Each complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Each complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On July 25, 2022, a motion was filed to consolidate the lawsuits into one action. On July 26, 2022, Plaintiff Memon filed a motion for appointment of lead plaintiff/lead counsel. Also on July 26, 2022, stockholder Nabil Saad filed a motion for appointment of lead plaintiff/lead counsel. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

Additional lawsuits against the Company and certain of its officers or director may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

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

Risks Related to Product Development and Commercialization

Pursuant to our previously announced restructuring, we suspended all commercialization efforts with respect to tebipenem HBr and shifted our focus and resources to advancing the clinical development of our other programs, SPR720 and SPR206, while continuing our dialogue with the FDA to seek a pathway forward for the potential approval of tebipenem HBr. If we fail to execute successfully on this re-prioritized strategic focus, our business and prospects may be adversely affected.

On May 3, 2022, we announced that we would immediately suspend current commercialization activities for tebipenem HBr based on feedback from a recent Late Cycle Meeting with the FDA regarding our NDA for tebipenem HBr. As a result, we restructured our operations to focus on advancing our earlier stage programs, SPR720 and SPR206, while we continue our dialogue with the FDA to seek a pathway forward for the potential approval of tebipenem HBr. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of developing and commercializing product candidates to address the unmet need for solutions to antibiotic resistant pathogens. However, there is no assurance that we will be successful at executing on this strategy. As described below, there are risks inherent in the clinical development process, especially for earlier-stage programs. If we are unable to execute successfully on this re-prioritized strategic focus, our business and prospects may be adversely affected.

Based on our receipt of a CRL from the FDA, the timing and terms of any potential approval of tebipenem HBr remain uncertain, which may impact our ability to realize the value of tebipenem HBr.

On June 27, 2022, we announced that we received a CRL from the FDA for our NDA for tebipenem HBr. In the CRL, the FDA communicated that it had completed its review of the NDA and determined that the NDA could not be approved in its present form. The FDA ultimately concluded that the Phase 3 cUTI clinical trial of tebipenem HBr (ADAPT-PO) was insufficient to support approval and that additional clinical study would be required. On August 2, 2022, we held a Type A meeting with the FDA, to gain further insights as to the pathway forward towards a potential regulatory approval for tebipenem HBr. We expect to receive written minutes during the third quarter of 2022.

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

Tebipenem HBr and certain of our other product candidates are designed to treat bacterial infections, including drug-resistant infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. We cannot predict whether or when bacterial resistance to tebipenem HBr or any of such other product candidates may develop.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net losses were $28.7 million and $18.6 million during the six months ended June 30, 2022 and 2021, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our strategic restructuring, described in Note 11 - Restructuring to the Financial Statements, and the cessation of commercialization activities for the tebipenem HBr program, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will be sufficient to fund our planned operating expenses and capital expenditures pursuant to the priorities of our strategic refocusing into late 2023. This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Based on our strategic restructuring, described in Note 11 - Restructuring to the Financial Statements, and the cessation of commercialization activities for the tebipenem HBr program, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will be sufficient to fund our planned operating expenses and capital expenditures pursuant to the priorities of our strategic refocusing into late 2023. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of June 30, 2022, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program ("SBIR") for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of SPR206 and an award from the DoD Congressionally Directed Medical Research Programs ("CDMRP") Joint Warfighter Medical Research Program for SPR206.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170) with the SEC on March 11, 2021, which was declared effective on March 29, 2021 and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the Sales Agreement that we entered into with Cantor. Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement.

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

We and certain of our executive officers have been named as defendants in two recently initiated lawsuits that could result in substantial costs and divert management’s attention.

We, and certain of our executive officers, have been named as defendants in two purported class action lawsuits that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. The named plaintiffs in each lawsuit are seeking consolidation as one putative class action.

We intend to engage in a vigorous defense of the lawsuits. However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. We could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

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

•

collaborators may not be able to develop, manufacture, market and sell our product candidates and use our intellectual property without infringing or misappropriating the intellectual property and other proprietary rights of third parties;
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

For example, we have an exclusive know-how license with Meiji (the "Meiji License") that gives us rights outside of specified countries in Asia (the “Meiji Territory”) to develop, manufacture, and commercialize tebipenem HBr as well as the right to use, cross-reference, file or incorporate by reference any information and relevant Meiji regulatory documentation to support any regulatory filings outside of the Meiji Territory. In addition, we have the right to develop, manufacture and have manufactured tebipenem HBr in the Meiji Territory solely for the purpose of furthering development, manufacturing and commercialization of tebipenem HBr outside of the Meiji Territory. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize tebipenem HBr and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis. The Meiji License requires us to pay future milestone payments of up to $1.0 million upon the achievement of specified regulatory milestones and royalties of a low single-digit percentage on net sales on a country-by-country basis.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates, including interference proceedings before the U.S. Patent and Trademark Office. Intellectual property disputes arise in a number of areas including with respect to patents, use of other proprietary rights and the contractual terms of license arrangements. Third parties may assert claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. With respect to our Meiji License of certain know-how and regulatory documents concerning tebipenem pivoxil, we are neither a party to, nor an express third-party beneficiary of, the letter agreement between Meiji and Global Pharma consenting to Meiji’s arrangement with us. As such, if any dispute among the parties were to occur, our direct enforcement rights with respect to the letter agreement may be limited or uncertain.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the intellectual property, confidential information or trade secrets of third parties could have a similar negative effect on our business.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of June 30, 2022, we have two registered United States trademarks, 21 registered foreign trademarks, and four pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

On May 3, 2022, we implemented a restructuring that reduced our workforce from 146 full-time employees as of December 31, 2021 to approximately 41 full-time employees as of June 30 2022. Pursuant to the restructuring and effective as of July 2, 2022, Cristina Larkin separated from us as our Chief Operating Officer and David Melnick, M.D. separated from us as our Chief Medical Officer. While we have confidence in our remaining leadership team, including the board of directors, the restructuring may cause concerns from third parties with whom we do business and may increase the likelihood of turnover of other key officers and employees.

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

Our shares of common stock could be delisted from the Nasdaq Global Select Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq GS”), which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq GS pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. On August 8, 2022 we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the preceding 30 consecutive trading days, the closing bid price of our common stock was below the Bid Price Requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until February 6, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. According to the Notice, if at any time before February 6, 2023, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq GS. If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 day compliance period under the following circumstances. To qualify, we would need to transfer the listing of the common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, Nasdaq would make a determination of whether it believes we will be able to cure this deficiency.

If Nasdaq concludes that we will not be able to cure the deficiency, or if we do not cure the deficiency within such additional 180 day compliance period, Nasdaq will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq to the Panel, such appeal would be successful.

There can be no assurance that we will be able to keep the Closing Bid Price above $1.00 per share for the required 10 consecutive trading days by February 6, 2023. Further, if we are unable to maintain the closing bid price at $1.00 for the required period, there is no guarantee that we will regain compliance with the Bid Price Requirement. There is no guarantee that a reverse stock split would be approved by the stockholders or that a reverse stock split would allow us to regain compliance with the Bid Price Requirement.

Additionally, delisting from the Nasdaq GS could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by the Nasdaq GS, our common stock may be eligible to trade on the Nasdaq Capital Market or an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq GS, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to certain affiliates of Biotechnology Value Fund, L.P. (“BVF”), each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In June 2019, BVF converted 500 shares of Series A Preferred Stock into 500,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Preferred Stock. In December 2020, BVF converted the remaining 1,720 shares of Series A Preferred Stock into 1,720,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series A Preferred Stock. In addition, in February 2021, BVF converted 62 shares of Series B Preferred Stock into 62,000 shares of our common stock pursuant to BVF’s rights under the certificate of designation for such Series B Preferred Stock. In connection with our rights offering, which we launched in February 2020 and closed in early March 2020, we issued 2,287 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) to BVF. In September 2020, in connection with our underwritten public offering, we issued 3,215,000 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) to BVF. In February 2021, BVF converted 73 shares of Series C Preferred Stock into 73,000 shares of our common stock, pursuant to BVF’s rights under the certificate of designation for such Series C Preferred Stock. In June 2022, BVF elected to convert 938 shares of Series B Preferred Stock into 938,000 shares of our common stock, pursuant to BVF’s rights under the certificate of designation for such Series B Preferred Stock. In addition, BVF elected to convert 942,000 shares of Series D Preferred Stock into 942,000 shares of our common stock, pursuant to BVF’s rights under the certificate of designation for such Series D Preferred Stock. If BVF or any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

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

As of June 30, 2022, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 35% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Nasdaq Deficiency Notice

On August 8, 2022, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, for the preceding 30 consecutive trading days, the closing bid price of our common stock was below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). At this current time, this Notice has no effect on the listing of our common stock, which continues to trade on the Nasdaq Global Select Market (“Nasdaq GS”) under the symbol “SPRO”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until February 6, 2023 (the “Compliance Date”) to regain compliance with the Bid Price Requirement. According to the Notice, if at any time before February 6, 2023, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq GS.

If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 day compliance period under the following circumstances. To qualify, we would need to transfer the listing of the common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, Nasdaq would make a determination of whether it believes we will be able to cure this deficiency.

If Nasdaq concludes that we will not be able to cure the deficiency, or if we do not cure the deficiency within such additional 180 day compliance period, Nasdaq will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq to the Panel, such appeal would be successful.

We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Amendment to Larkin Consulting Agreement

Effective as of August 5, 2022, the consulting agreement between us and Cristina Larkin, dated May 3, 2022, was amended to revise the hourly rate payable to Ms. Larkin from $300 to $475 per hour retroactively.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1+	Separation Agreement, dated May 3, 2022, by and between the Registrant and Cristina Larkin	X

10.2+	Separation Agreement, dated May 3, 2022, by and between the Registrant and David Melnick, M.D.	X

10.3+	Consulting Agreement, dated May 3, 2022, by and between the Registrant and Cristina Larkin	X

10.4+	Consulting Agreement, dated May 3, 2022, by and between the Registrant and David Melnick, M.D.	X

10.5†	Revenue Interest Termination Agreement, dated June 7, 2022, by and between Spero Therapeutics, Inc., entities managed by HealthCare Royalty Management, LLC and HCR Collateral Management, LLC		Form 8-K (Exhibit 10.1)	6/7/2022	001-38266

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Management contract or compensatory plan.

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

SPERO THERAPEUTICS, INC.

Date: August 10, 2022	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)