Form 10-Q
period 2022-09-30
Spero Therapeutics, Inc.
filed 2022-11-14
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, the registrant had 51,776,053 shares of common stock, $0.001 par value per share, outstanding.

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
•
the regulatory path forward for tebipenem HBr and the potential approval of tebipenem HBr by the U.S. Food and Drug Administration (“FDA”);
•
the potential receipt of milestone payments, and royalties on future sales under our License Agreement (the “GSK License Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”);
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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other

i

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
Based on our receipt of the minutes from our Type A meeting with the FDA, the FDA indicated that positive results from a single additional Phase 3 clinical trial could be sufficient to support the approval of tebipenem HBr for the treatment of complicated urinary tract infections (“cUTI”); however, the timing and terms of the potential approval of tebipenem HBr remain uncertain, which may impact our ability to realize the value of tebipenem HBr.
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
•
We have not generated any revenue from the sale of our products, have a history of losses and expect to incur substantial future losses. The report of our auditor on our consolidated financial statements expressed substantial doubt about our ability to continue as a going concern; if we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted, and that could have a material adverse effect on our business, results of operations and financial condition.
•
We expect that we will need substantial additional funding. If we are unable to raise capital when needed, or do not receive payment under our government awards, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
We and certain of our executive officers have been named as defendants in two initiated lawsuits, which were ordered consolidated, that could result in substantial costs and divert management’s attention.
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

Spero Therapeutics, Inc.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$50,446	$112,584
Marketable securities	—	33,818
Other receivables	914	2,280
Tax incentive receivable, current	39	361
Prepaid expenses and other current assets	1,488	8,829
Total current assets	52,887	157,872
Property and equipment, net	494	1,026
Operating lease right of use assets	5,356	6,530
Other assets	5,739	5,644
Total assets	$64,476	$171,072

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	2,582	1,101
Accrued expenses and other current liabilities	8,093	14,350
Operating lease liabilities	1,683	1,362
Deferred revenue, current	3,726	1,857
Derivative liability, current	141	—
Total current liabilities	16,225	18,670
Liability related to the sale of future royalties, non-current	—	48,414
Non-current operating lease liabilities	5,218	5,973
Deferred revenue, non-current	10,442	8,786
Derivative liability, non-current	—	802
Other long-term liabilities	107	138
Total liabilities	31,992	82,783
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and 3,218,152 shares issued and outstanding as of December 31, 2021	—	3
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 42,856,623 shares issued and outstanding as of September 30, 2022 and 32,393,738 shares issued and outstanding as of December 31, 2021	43	32
Additional paid-in capital	473,090	455,719
Accumulated deficit	(440,649)	(367,463)
Accumulated other comprehensive gain (loss)	—	(2)
Total stockholders' equity	32,484	88,289
Total liabilities and stockholders' equity	$64,476	$171,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Grant revenue	$924	$2,356	$3,843	$12,698
Collaboration revenue	1,082	708	2,225	2,814
Total revenues	2,006	3,064	6,068	15,512

Operating expenses:
Research and development	7,360	14,436	32,504	47,301
General and administrative	6,632	11,152	29,988	28,680
Restructuring	(152)	—	11,697	—
Total operating expenses	13,840	25,588	74,189	75,981
Loss from operations	(11,834)	(22,524)	(68,121)	(60,469)
Other income (expense):
Interest income	208	90	391	270
Other income (expense), net	(23)	(87)	(46)	(317)
Interest expense related to the sale of future royalties	—	—	(2,605)	—
Loss on extinguishment of liability related to the sale of future royalties	—	—	(3,581)	—
Change in fair value of derivative liability	(26)	—	776	—
Total other income (expense), net	159	3	(5,065)	(47)
Net loss	$(11,675)	$(22,521)	$(73,186)	$(60,516)

Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.70)	$(2.16)	$(1.99)

Weighted average common shares outstanding, basic and diluted:	35,882,076	32,132,500	33,834,198	30,417,305

Comprehensive loss:
Net loss	(11,675)	(22,521)	(73,186)	(60,516)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	—	—	2	5
Net unrealized gains (losses) on securities	—	—	2	5
Total comprehensive loss	$(11,675)	$(22,521)	$(73,184)	$(60,511)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(73,186)	$(60,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740	455
Non-cash lease cost	446	611
Impairment of assets	635	—
Share-based compensation	6,626	6,502
Unrealized foreign currency transaction (gain) loss	8	17
Accretion of discount on marketable securities	13	197
Change in fair value of derivative liabilities	(776)	—
Non-cash interest expense associated with the sale of future royalties	2,605	—
Loss on extinguishment of liability related to the sale of future royalties	3,581	—
Changes in operating assets and liabilities:
Other receivables	1,366	3,088
Prepaid expenses and other current assets	7,133	2,758
Tax incentive receivables	312	797
Other assets	(2)	7
Accounts payable	1,483	2,007
Accrued expenses and other current liabilities	(6,257)	(3,185)
Deferred revenue, current and non-current	3,525	10,898
Other long-term liabilities	(31)	(29)
Operating lease liability	(434)	(605)
Net cash used in operating activities	(52,213)	(36,998)
Cash flows from investing activities:
Purchases of marketable securities	(26,970)	(13,601)
Proceeds from maturities of marketable securities	60,777	44,548
Net cash provided by (used in) investing activities	33,807	30,947
Cash flows from financing activities:
Repayment of liability related to the sale of future royalties	(54,485)	—
Proceeds from the issuance of common stock, net of issuance costs	10,334	5,357
Proceeds from the issuance of common stock related to the Pfizer Purchase Agreement	—	27,537
Payment of offering and financing costs	—	(411)
Proceeds from stock option exercises	419	1,218
Net cash provided by financing activities	(43,732)	33,701
Net increase (decrease) in cash and cash equivalents:	(62,138)	27,650
Cash, cash equivalents and restricted cash at beginning of period	112,584	85,209
Cash, cash equivalents and restricted cash at end of period	$50,446	$112,859
Supplemental disclosure of non-cash activities:
Offering and financing costs in accounts payable and accruals	$—	$2,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity

Balances at June 30, 2022	2,275,214	2	35,067,477	35	464,860	(428,974)	—	35,923
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of RSUs	—	—	75,287	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	3,226,859	4	6,124	—	—	6,128
Conversion of convertible preferred stock to common stock	(2,275,214)	(2)	4,487,000	4	—	—	—	2
Share-based compensation expense	—	—	—	—	2,106	—	—	2,106
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(11,675)	—	(11,675)
Balances at September 30, 2022	—	—	42,856,623	43	473,090	(440,649)	—	32,484

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	3,218,152	3	32,393,738	32	455,719	(367,463)	(2)	88,289
Issuance of common stock upon the exercise of stock options	—	—	56,120	—	419	—	—	419
Issuance of common stock upon the vesting of RSUs	—	—	75,287	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	3,964,478	5	10,326	—	—	10,331
Conversion of convertible preferred stock to common stock	(3,218,152)	(3)	6,367,000	6	—	—	—	3
Share-based compensation expense	—	—	—	—	6,626	—	—	6,626
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(73,186)	—	(73,186)
Balances at September 30, 2022	—	—	42,856,623	43	473,090	(440,649)	—	32,484

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at June 30, 2021	3,218,152	3	29,699,147	30	405,923	(315,702)	(2)	90,252
Issuance of common stock upon the exercise of stock options	—	—	88,856	—	826	—	—	826
Issuance of common stock, net of issuance costs	—	—	70,000	—	1,105	—	—	1,105
Issuance of common stock under Pfizer Purchase Agreement, net of financing costs of $0.1 million	—	—	2,362,348	2	39,901	—	—	39,903
Share-based compensation expense	—	—	—	—	2,330	—	—	2,330
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(22,521)	—	(22,521)
Balances at September 30, 2021	3,218,152	3	32,220,351	32	450,085	(338,223)	(2)	111,895

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	3,218,287	3	29,260,247	29	409,722	(277,707)	(7)	132,040
Issuance of common stock upon the exercise of stock options	—	—	135,571	—	1,218	—	—	1,218
Issuance of common stock, net of issuance costs	—	—	327,185	1	5,356	—	—	5,357
Issuance of common stock under Pfizer Purchase Agreement, net of premium of $12.5 million and net of financing costs of $0.2 million	—	—	2,362,348	2	27,287	—	—	27,289
Conversion of convertible preferred stock to common stock	(135)	—	135,000	—	—	—	—	—
Share-based compensation expense	—	—	—	—	6,502	—	—	6,502
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(60,516)	—	(60,516)
Balances at September 30, 2021	3,218,152	3	32,220,351	32	450,085	(338,223)	(2)	111,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing novel treatments for bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases. The Company's lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease. The Company's partnership directed programs consist of SPR206 and tebipenem HBr, which through the Company's business development efforts, have partnership relationships supporting their ongoing development. SPR206 is an IV-administered agent being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”) including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options.

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration agreements, funding from government contracts, licensing agreements and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $11.7 million and $22.5 million for the three months ended September 30, 2022 and 2021, respectively, and $73.2 million and $60.5 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $440.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, the Company expects its current operating plan, existing cash, cash equivalents and marketable securities and the initial upfront payments of $66.0 million the Company is entitled to receive under the GSK License Agreement and $9.0 million the Company received under the GSK SPA (as defined below) will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. Beyond that point, the Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other venues. The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, including relating to the COVID-19 pandemic or its variants, our operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022, and results of operations for the three and nine months ended September 30, 2022, and cash flows for the nine months ended September 30, 2022 and 2021 have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of September 30, 2022, and December 31, 2021, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of September 30, 2022, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Revenue Recognition – Collaboration Revenue

The Company has entered into licensing agreements that are evaluated under Accounting Standards Codification, Topic 606 (“Topic 606”), Revenue from Contracts with Customers, through which the Company licenses certain of its product candidates’ rights to a third party. Any future out-licensing agreements entered into by the Company and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2022 and 2021, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2022, or to our net deferred tax assets as of September 30, 2022.

Liability Related to the Sale of Future Royalties

Prior to repayment, as discussed further in Note 10, the Company treated the liability related to the sale of future royalties as a debt instrument, amortized under the effective interest rate method over the estimated life of the revenue streams. The Company recognized interest expense thereon using the effective rate, which was based on its current estimates of future revenues over the life of the arrangement. The Company periodically assessed its expected revenues using internal projections, imputed interest on the carrying value of the deferred royalty obligation and recorded interest expense using the imputed effective interest rate. To the extent its estimates of future revenues were greater or less than previous estimates or the estimated timing of such payments was materially different than previous estimates, the Company accounted for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs required that the Company made estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs were amortized.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$49,569	$—	$49,569
Total cash equivalents	—	49,569	—	49,569
Total cash equivalents and marketable securities	—	49,569	—	49,569
Liabilities:
Derivative liability	$—	$—	$141	$141
	$—	$—	$141	$141

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$109,316	$—	$109,316
Corporate bonds	—	2,701	—	2,701
Total cash equivalents	—	112,017	—	112,017
Marketable securities:
Corporate bonds	—	11,479	—	11,479
Commercial paper	—	22,339	—	22,339
Total marketable securities	—	33,818	—	33,818
Total cash equivalents and marketable securities	$—	$145,835	$—	$145,835
Liabilities:
Derivative liability	$—	$—	$802	$802
	$—	$—	$802	$802

Excluded from the tables above is cash of $0.9 million and $0.6 million as of September 30, 2022, and December 31, 2021, respectively. During the nine months ended September 30, 2022, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

The Company did not have any assets classified as marketable securities as of September 30, 2022. The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds	$11,481	$—	$(2)	$11,479
Commercial paper	22,339	—	—	22,339
	$33,820	$—	$(2)	$33,818

As of December 31, 2021, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

Embedded Derivative

Liability related to change of control

In connection with the termination of the Revenue Interest Agreement (as defined below) (see Note 10), the Company classified $0.1 million as a derivative liability on its condensed consolidated balance sheet because of an embedded feature that represents a conditional obligation to pay HCR (as defined below) an additional cash amount upon a change of control. The Company will remeasure the derivative liability to fair value at each reporting date until it expires on December 31, 2022, and recognize changes in the fair value of the derivative liability as a component of other income (expense) in the condensed consolidated statement of operations and comprehensive loss. The Company valued the change of control provision under the Revenue Interest Termination Agreement, dated June 7, 2022, by and between the Company and HCR, using a series of Black-Scholes-Merton option pricing models. The assumptions used in the valuation model include (1) the Company's estimates of the probability of a change of control event occurring prior to or as of December 31, 2022, (2) the Company's closing stock price as of June 7, 2022, (3) the Company's fully-diluted number of shares outstanding as of June 7, 2022, (4) volatility, (5) risk-free rate, and (6) the Company's credit-risk-adjusted discount rate.

The fair value of the derivative liability both upon issuance in June 2022 and as of September 30, 2022 is $0.1 million and is classified as Level 3 liability under the fair value hierarchy.

Liability related to the sale of future royalties

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

The fair value of the derivative liability upon issuance in October 2021 was $1.0 million, and was classified as Level 3 liability under the fair value hierarchy. As of December 31, 2021 the fair value of the derivative liability decreased by $0.2 million to $0.8 million, primarily due to the passage of time and changes in the market volatility and underlying credit risk inputs.

The fair value for the liability related to the sale of future royalties at the time of the initial transaction was based on the Company's current estimates of future royalties expected to be paid to HCR over the remaining patent life of the product, which were considered Level 3 inputs (see Note 10).

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued external research and development expenses	$1,219	$6,315
Accrued restructuring expenses	967	—
Accrued payroll and related expenses	4,860	5,884
Accrued professional fees	836	909
Accrued other	211	1,242
Total Accrued expenses and other current liabilities	$8,093	$14,350

5. Common Stock

“At-the-Market” Offering

On March 11, 2021, the Company entered into a new sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and filed a new universal shelf registration statement on Form S-3 (Registration No. 333-254170), and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the new “at-the-market” offering program sales agreement that it entered into with Cantor (the “Sales Agreement”). Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the Securities Act”), subject to the terms of the Sales Agreement. The Company’s universal shelf registration statement on Form S-3 (Registration No. 333-254170) became effective on March 29, 2021 and its prior sales agreement with Cantor terminated automatically at such time.

During the nine months ended September 30, 2022, the Company sold 3,964,478 shares of its common stock under its Sales Agreement at an average price of approximately $2.69 per share for aggregate gross proceeds of approximately $10.7 million prior to deducting sales commissions.

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

In September 2022, a holder of the Company’s Series C Preferred Stock elected to convert the remaining 2,214 shares of Series C Preferred Stock into 2,214,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series C Preferred Stock. In addition, a holder of the Company’s Series D Preferred Stock elected to convert the remaining 2,273,000 shares of Series D Preferred Stock into 2,273,000 shares of the Company’s common stock, pursuant to such holder’s rights under the certificate of designation for such Series D Preferred Stock.

As of September 30, 2022, all of the Company's shares of preferred stock have been converted to common stock.

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

In September 2022, the Company's shareholders approved an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 2,000,000 shares.

In August 2021, the Company's shareholders approved amendments to the 2017 Plan. The amendments provide for the following: (i) increases the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 3,170,254 shares, (ii) removes the “evergreen” provision historically included in the 2017 Plan, and (iii) makes certain other amendments.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $7.94 and $13.57 per option for those options granted during the nine months ended September 30, 2022 and 2021 respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,890,716	$11.75	7.62	$24,263
Granted	956,604	11.12
Exercised	(56,120)	7.48
Forfeited or cancelled	(1,775,539)	13.23
Outstanding as of September 30, 2022	4,015,661	$11.00	5.48	$2
Outstanding as of September 30, 2022 - vested and expected to vest	4,015,661	$11.00	5.48	$2
Exercisable at September 30, 2022	2,606,480	$9.65	4.73	$—

As of September 30, 2022, a total of 10,720,127 shares have been authorized and reserved for issuance under all equity plans and 4,806,802 shares were available for future issuance under such plans.

Restricted Stock Units

The Company granted 1,115,357 RSUs to employees during the nine months ended September 30, 2022.

The following table summarizes RSU activity under all equity plans during the nine months ended September 30, 2022:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	513,690	17.08
Granted	1,115,357	7.01
Vested and released	(75,287)	17.07
Forfeited or cancelled	(408,000)	14.16
Outstanding as of September 30, 2022	1,145,760	8.32

As of September 30, 2022, there was approximately $8.6 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.92 years.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. Each RSU represents the right to receive one share of the Company’s common stock, $0.001 par value per share, upon vesting. The RSUs vest in four equal annual installments, subject to the individual’s continued service to the Company through the applicable vesting date, and are subject to the terms and conditions of the Company’s form of RSU agreement under the 2017 Plan.

Performance-Based Awards

In July 2022, as part of the retention awards referenced in Footnote 11, the Company granted a number of shares of common stock containing performance-based vesting criteria ("performance-based awards") to be issued on May 31, 2023, with a value of $1.7 million based on the common stock price at such time, subject to the discretion of the Company's Board or Human Capital Management Committee to pay in cash or a combination of cash and stock. Performance-based awards will be recorded as a liability on the Company's condensed consolidated balance sheet and accrued over time as achievement of performance metrics become probable. The performance-based awards are eligible for vesting based on the achievement of certain performance criteria by May 31, 2023 relating to pipeline execution, business development, and financial stewardship. Performance-based awards for which the performance criteria have not been achieved as specified by May 31, 2023 will lapse and be forfeited. The performance-based awards will be subject to acceleration of vesting in the event of termination of employment without cause by the Company or by the executive for good reason (each as defined in the executive’s employment agreement).

In September 2022, the Company approved an award of 140,000 performance-based stock units as part of an executive inducement grant ("Inducement PSUs"). The Inducement PSUs are eligible for vesting based on the same performance criteria, above. To the extent these performance criteria are met by May 31, 2023, 50% of the Inducement PSUs will vest on September 12, 2023 and 50% will vest on September 12, 2024.

The Company recognized $0.5 million of compensation expense associated with performance-based awards and an insignificant amount of expense associated with the Inducement PSUs during the nine months ended September 30, 2022, as the performance conditions were considered probable of achievement.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development expenses	$730	$1,059	$2,595	$2,794
General and administrative expenses	1,376	1,271	4,031	3,708
Total	$2,106	$2,330	$6,626	$6,502

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 or December 31, 2021.

Legal Proceedings

Two putative class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Mr. Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint purports to be brought on behalf of stockholders who purchased the Company’s common stock from May 6, 2021 through May 2, 2022 (Mr. Memon’s complaint alleged a six-month longer class period than the complaint originally filed by Mr. Germond). The complaint generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon must file an amended complaint on or before December 5, 2022. The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, the Company is unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

Additional lawsuits against the Company and certain of its officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

8. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of cUTI caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for the development of tebipenem HBr, increasing the amount of the initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.0 million and extended the period of performance through November 1, 2021. In October 2022, BARDA extended the period of performance for the first contract option through December 15, 2023. As of December 31, 2021, the balance of the award was subject to BARDA exercising a second option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below. On January 19, 2022, the Company announced that BARDA exercised a new option under the contract. The new option increases the total amount of committed funding by $12.9 million to approximately $46.9 million, increasing the total potential contract value to $59.7 million. The additional $12.9 million option is expected to provide support for a clinical trial and related activities for orally administered tebipenem HBr's use in treating pediatric patients with cUTIs, including acute pyelonephritis. On September 30, 2022, remaining funding from the option originally supporting a clinical trial in pediatric patients was reprogrammed to support clinical trials for patients with cUTIs, including acute pyelonephritis. The period of performance for this new option extends through December 31, 2025 and does not change the total amount of committed funding or potential contract value.

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

The Company recognized $0.5 million and $0.7 million of revenue under the BARDA award during the three months ended September 30, 2022 and 2021, respectively, and recognized $1.9 million and $8.9 million of revenue under the BARDA award during the nine months ended September 30, 2022 and 2021, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the U.S. Department of Defense (“DoD”) Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding will support the further clinical development of SPR206. The award commits non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. The Company recognized less than $0.1 million and $1.5 million in revenue under this agreement during the three months ended September 30, 2022 and 2021, respectively, and recognized $1.0 million and $3.3 million under this agreement during the nine months ended September 30, 2022 and 2021, respectively. All activities under this award were completed and the award was closed on August 14, 2022.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.4 million over a base period and five option periods. As of September 30, 2022, funding for the base period totaling $2.1 million has been committed. The Company recognized $0.3 million and $1.0 million under this agreement during the three and nine months ended September 30, 2022, respectively, and recognized $0.1 million under this agreement during both the three and nine months ended September 30, 2021.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provides for development funding of up to $6.5 million over a base period and three option periods. As of December 31, 2021, funding for the base period and the first two option periods totaling $5.9 million had been committed. In March 2021, a contract modification was executed and the performance period for this award was extended until June 15, 2021. The Company did not recognize revenue under this agreement during the three and nine months ended September 30, 2022. The Company did not recognize revenue under this agreement during the three months ended September 30, 2021 and recognized $0.4 million during the nine months ended September 30, 2021.

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

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($5.5 million as of September 30, 2022) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and nine months ended September 30, 2022 and 2021, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

The Cantab Agreements continue indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and nine months ended September 30, 2022 and 2021, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR720 and the next milestone under this agreement is not accrued because it is not yet probable.

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

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheet as of September 30, 2022. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem HBr. As part of the agreement, the Company is obligated to make future milestone payments of up to $1.0 million as of September 30, 2022 upon the achievement of specified regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million.

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

The Company did not recognize revenue during the three months ended September 30, 2022 and recognized $0.8 million during the nine months ended September 30, 2022 related to this agreement. The Company recognized $0.5 million and $1.3 million during the three and nine months ended September 30, 2021, respectively, related to this agreement.

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

The Company did not record a reduction to research and development expense as no activities were funded by Gates MRI during the three and nine months ended September 30, 2022. The Company recorded $0.3 million and $1.4 million during the three and nine months ended September 30, 2021, respectively, as a reduction to research and development expense related to activities funded by Gates MRI.

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s balance sheet and was fully amortized over a service period of approximately 34 months as of December 31, 2021. The Company has paid Savior an additional $5.3 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of September 30, 2022.

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

Based on that evaluation, the Company identified two performance obligations, license and know-how transfer and research and development services related to upcoming milestones. The Company determined that the supply agreement is a customer option and not a material right, as the pricing to Pfizer is not at a significant discount. Furthermore, Pfizer has the right to use third parties to manufacture the compound, or to manufacture the compound itself.

At contract inception, $1.4 million of the then transaction price of $12.5 million was allocated to the license and know-how transfer performance obligations, which was fully satisfied and recognized as revenue upon delivery of the license. The additional $11.1 million was allocated to the research and development services obligation and is being recognized over time as services are delivered.

In the third quarter of 2022, upon the completion of a milestone related to regulatory engagement for SPR206, Pfizer communicated its approval that the milestone was achieved, and the Company received $5.0 million under the Pfizer License Agreement, which the Company accounted for as variable consideration under ASC 606 and was added to the transaction price in the third quarter of 2022. Of this $5.0 million milestone, $0.9 million was recognized during the third quarter of 2022 and the remaining $4.1 million was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered.

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2022 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized $1.1 million and $1.5 million of revenue from the contract during the three and nine months ended September 30, 2022, respectively, and recognized $0.2 million and $1.6 million of revenue from the contract during the three and nine months ended September 30, 2021, respectively.

The remaining transaction price balance and subsequent milestone achievement of approximately $14.2 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2022, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

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

The rights to this contingent payment expire on December 31, 2022. The contingent payment meets the accounting definition of a derivative under ASC 815 and therefore a liability of $0.1 million is recorded on the Company’s condensed consolidated balance sheet as of September 30, 2022 (see Note 3). The Company recognized a loss on the extinguishment of $3.6 million, as reported on the associated condensed consolidated statement of operations and comprehensive loss.

The following table presents the changes in the liability related to the sale of future royalties under the Revenue Interest Agreement with HCR as of September 30, 2022 (in thousands):

Liability related to sale of future royalties, as of December 31, 2021	$48,414
Repayment of liability	(54,485)
Loss on extinguishment of liability	3,581
Establish change of control derivative liability	(115)
Interest expense recognized	2,605
Liability related to sale of future royalties, as of September 30, 2022	$—

11. Restructuring

On May 3, 2022, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce. The restructuring initiative and corresponding reduction in workforce was designed to reduce costs and reallocate resources towards the Company’s clinical development programs for SPR720 and SPR206, while maintaining key personnel needed to help preserve the value of the Company’s tebipenem HBr program. The restructuring reduced the Company’s workforce from 146 full-time employees as of December 31, 2021 to 41 full-time employees following the restructuring.

During the nine months ended September 30, 2022, the Company recognized a restructuring charge of approximately $11.7 million, the majority of which was incurred in the second quarter of 2022. During the three months ended September 30, 2022, the Company recognized a restructuring charge of $(0.2) million related to restructuring estimate adjustments. Restructuring charges included approximately $8.6 million of employee related termination costs, lease impairment expense of $0.6 million and $2.5 million of other discontinuation costs such as contract termination fees. The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the three and nine months ended September 30, 2022 (in thousands):

Three Months Ended September 30, 2022
	Research and development	General and administrative	Total
Severance and other employee costs	$(53)	$(52)	$(105)
Lease impairment	-	-	-
Other	-	(47)	(47)
Total restructuring charges	$(53)	$(99)	$(152)

Nine Months Ended September 30, 2022
	Research and development	General and administrative	Total
Severance and other employee costs	$3,872	$4,680	$8,552
Lease impairment	372	263	635
Other	116	2,394	2,510
Total restructuring charges	$4,360	$7,337	$11,697

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet. Activity for the quarter is summarized as follows (amounts in thousands):

As of September 30, 2022
Balance as of December 31, 2021	$—
Charge to expense	11,697
Payments made	(7,250)
Write-offs and impairments	(3,480)
Balance as of September 30, 2022	$967

As of September 30, 2022, the Company had $1.0 million remaining in accrued expenses related to restructuring costs on its condensed consolidated balance sheet, which will be paid by the end of the first quarter of 2023.

Retention Awards

In June 2022, upon recommendation of the Company's Human Capital Management Committee (the “HCM Committee”), the Board of Directors approved retention awards for employees of the Company. Subject to remaining actively employed with the Company through May 31, 2023, the aggregate retention awards include (i) a cash bonus of $1.1 million payable on November 30, 2022 and $0.3 million to be paid in cash or as a fully vested RSU grant of the same value and (ii) a cash bonus of $3.4 million payable on May 31, 2023 and $0.9 million to be paid in cash or as a fully vested RSU grant of the same value. These amounts are accrued as services are performed through May 31, 2023.

Executive Retention Awards

On July 1, 2022, upon recommendation of the Company's HCM Committee, the Board of Directors approved a cash and RSU retention award to certain members of the Company's executive leadership team consisting of the following:

•
Subject to the certain members of the Company's executive leadership team remaining actively employed with the Company through May 31, 2023, they shall receive an aggregate of: (i) a cash bonus equal to $0.9 million payable on November 30, 2022 and (ii) if certain performance criteria are achieved, a number of shares of common stock to be issued to them on May 31, 2023 having a value of $1.7 million based on the common stock price at such time, subject to the discretion of the Board or the HCM Committee to pay in cash or a combination of cash and stock.

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

These awards will be accrued as services are incurred through May 31, 2023. Awards with performance criteria will be accrued as performance metrics are met. During the nine months ended September 30, 2022, the Company recognized $0.5 million of compensation expense associated with these awards (see Note 6).

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(11,675)	$(22,521)	$(73,186)	$(60,516)
Net loss attributable to common stockholders	$(11,675)	$(22,521)	$(73,186)	$(60,516)

Denominator:
Weighted average common shares outstanding, basic and diluted	35,882,076	32,132,500	33,834,198	30,417,305

Net loss per share, basic and diluted	$(0.33)	$(0.70)	$(2.16)	$(1.99)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	4,015,661	4,747,203	4,015,661	4,747,203
Unvested restricted stock units	1,145,760	445,040	1,145,760	445,040
Series B convertible preferred stock (as converted to common shares)	—	938,000	—	938,000
Series C convertible preferred stock (as converted to common shares)	—	2,214,000	—	2,214,000
Series D convertible preferred stock (as converted to common shares)	—	3,215,000	—	3,215,000
	5,161,421	11,559,243	5,161,421	11,559,243

13. Subsequent Events

Tebipenem HBr License Agreement and Share Purchase Agreement with GSK

On November 7, 2022, the Company closed the transactions contemplated by the GSK License Agreement, which was entered into on September 21, 2022. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under the Company’s intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize tebipenem pivoxil and tebipenem HBr and products that contain tebipenem pivoxil and tebipenem HBr (the “GSK Licensed Products”) in all territories, except certain Asian countries previously licensed to Meiji (Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam(the “Meiji Territory”)) (the “GSK Territory”). If the Company's license with Meiji is terminated, or if Meiji forfeits or loses its rights to develop, manufacture and commercialize tebipenem HBr and products that contain tebipenem HBr in any countries in the Meiji Territory, then GSK will have an exclusive first right to negotiate with Spero to add any such countries to the GSK Territory.

Under the terms of the GSK License Agreement, the Company is entitled to receive an upfront payment of $66.0 million for GSK to secure rights to the medicine. Remaining potential payments are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
Delivery of Phase 3 program	$150.0
Total commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales.

Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth (10th) anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

The Company will be responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK will be responsible for the execution and costs of additional further development, including Phase III regulatory filing and commercialization activities for tebipenem HBr in the balance of the GSK Territory outside of the United States. The Company will also be responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr. A joint development committee will be established between GSK and the Company to coordinate and review development activities for tebipenem HBr in the United States.

Unless earlier terminated due to certain material breaches of the GSK License Agreement or by GSK for convenience, or otherwise, the GSK License Agreement will expire on a jurisdiction-by-jurisdiction and GSK Licensed Product-by-GSK Licensed Product basis on the latest to occur of (i) loss of patent exclusivity, (ii) loss of regulatory exclusivity or (iii) ten (10) years following the date of the first commercial sale of such licensed product in such country (the “Royalty Term”). During the Royalty Term, the Company has agreed not to develop, manufacture or commercialize any oral carbapenem for any indication or any oral antibiotic for cUTI; this restriction does not apply to any third party which acquires control of Spero after the date of the GSK License Agreement if certain conditions are met.

The Company has the right to terminate the GSK License Agreement upon a material breach by, or bankruptcy of, GSK. GSK has the right to terminate the GSK License Agreement at any time upon a specified number of days’ notice or upon a material breach by, or bankruptcy of, the Company. In addition, in the event that GSK has the right to terminate the GSK License Agreement due to a breach by the Company, GSK may elect not to terminate the GSK License Agreement and in lieu thereof may assume the responsibility and expense of development of tebipenem HBr in the United States, in which event GSK’s obligation to make further development payments to the Company would cease, and/or to reduce all subsequent commercial and sales milestone payments and royalty payments otherwise due by GSK to the Company under the GSK License Agreement by fifty percent (50%).

The GSK License Agreement contains representations and warranties, other covenants, indemnification provisions and other terms and conditions customary for transactions of the type contemplated by the GSK License Agreement. In support of certain of its rights to indemnification, GSK also has certain rights to suspend payments otherwise owed to the Company, as well as the right to offset payments otherwise owed to the Company against certain indemnifiable claims.

Share Purchase Agreement

Concurrently with the execution of the GSK License Agreement, on September 21, 2022 (the “GSK Effective Date”), the Company entered into a stock purchase agreement (the “GSK SPA”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, which closed on November 7, 2022 (the “GSK Closing Date”), and pursuant to which GGL purchased on the GSK Closing Date 7,450,000 shares (the “GSK Shares”) of the Company’s common stock at a purchase price of approximately $1.20805 per share, for an aggregate purchase price of $9.0 million. The GSK SPA contains certain standstill, lock-up and registration rights provisions.

The Shares were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

"At-the-Market" Offering

Subsequent to September 30, 2022 and through and including November 10, 2022, the Company sold an additional 1,567,505 shares of its common stock under the "at-the-market" offering program Sales Agreement with Cantor at an average price of approximately $2.05 per share for aggregate gross proceeds of approximately $3.2 million prior to deducting sales commissions.

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for bacterial infections, including MDR bacterial infections, and rare diseases. Our lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease. Our partnership directed programs consist of SPR206 and tebipenem HBr, which through our business development efforts, have partnership relationships supporting their ongoing development. SPR206 is an IV-administered agent being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”) including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. See below under the heading “Recent Developments” for additional information regarding communications from the FDA concerning tebipenem HBr.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2022, we had an accumulated deficit of $440.6 million, and cash, cash equivalents and marketable securities of $50.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Based on our strategic restructuring, described in Note 11 - Restructuring to the Financial Statements, and the cessation of commercialization activities for the tebipenem HBr program, along with the initial cash payment of $66.0 million we are entitled to receive from the GSK License Agreement and $9.0 million we received from the GSK SPA, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Inclusive of the milestone payments under the GSK License Agreement to be received in connection with the delivery of the Phase 3 program, we believe that our cash runway will be sufficient to fund the company beyond 2024. During this period, our strategic refocusing prioritizes advancing SPR720 and SPR206 to key Phase 2 milestones. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs.

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

Recent Developments

SPR720 Program Updates

We have initiated the Phase 2 clinical trial of SPR720, a potential novel first-line oral therapy for NTM, which is supported by preclinical studies demonstrating SPR720’s potent activity against a range of NTM species, as well as Phase 1 results that showed it to be well-tolerated at exposures above predicted therapeutic levels. We have opened the first clinical trial site with expectations to screen and dose our first patient in the fourth quarter of 2022.

The Phase 2 clinical trial of SPR720 is expected to enroll up to 35 treatment-naïve or treatment-inexperienced NTM-pulmonary disease patients across four cohorts. Cohorts will include a blinded placebo cohort, blinded SPR720 cohorts receiving 500 or 1000 mg of study drug daily, and an open-label SPR720 cohort receiving 1000 mg of study drug daily. The primary endpoint of the trial will evaluate changes in bacterial load in sputum samples from baseline to the end of the trial's 56-day treatment period. Key secondary endpoints will include assessments of clinical response, quality of life, study drug pharmacokinetics, and safety and tolerability. For more information on the trial and its design, see ClinicalTrials.gov identifier NCT05496374.

We continue to expect top line data in the first half of 2024 and no longer plan to provide a 2023 interim data readout.

SPR206 Program Updates

In October 2022, the U.S. Patent and Trademark Office issued U.S. Patent No. 11,459,357, which covers the SPR206 composition of matter, formulations thereof, and methods of treating a bacterial infection with SPR206. The patent is assigned to us and has a lifespan extending into at least June 2039.

In the third quarter of 2022, we received a $5.0 million payment from Pfizer in connection with the achievement of a regulatory milestone specified in a license agreement for SPR206.

We expect to initiate a Phase 2 clinical trial of SPR206 in the third quarter of 2023. The planned trial is designed to enroll patients with MDR pathogens. It is supported by preclinical data as well as the results of multiple Phase 1 clinical trials. These Phase 1 trials have demonstrated SPR206's lack of nephrotoxicity at predicted therapeutic dose levels and its ability to continuously achieve mean lung epithelial lining fluid exposures above its MIC (minimum inhibitory concentration) for targeted gram-negative pathogens, when administered three times daily at 100 mg.

Tebipenem HBr Program Updates

Type A Meeting for Tebipenem HBr

On August 2, 2022 we held a Type A meeting with the FDA to gain further insights as to the pathway forward towards a potential regulatory approval for tebipenem HBr. We received written minutes during the third quarter of 2022. The FDA indicated that positive results from a single additional Phase 3 clinical trial supported by confirmatory nonclinical evidence of efficacy could be sufficient to support the approval of tebipenem HBr for the treatment of cUTI, including pyelonephritis for a limited use indication. We also achieved alignment with the FDA on key components of the proposed pivotal Phase 3 trial design which may be the subject of a Special Protocol Assessment request, to be confirmed once the clinical protocol is finalized.

Tebipenem HBr License Agreement and Share Purchase Agreement with GSK

In September 2022, we entered into an exclusive license agreement with GSK (the “GSK License Agreement”) for tebipenem HBr, which closed on November 7, 2022. Pursuant to the GSK License Agreement, we are entitled to receive a $66.0 million upfront payment from GSK and are eligible to receive up to $525.0 million in development, sales, and commercial milestones payments, as well as low single-digit to low double-digit tiered royalties on net product sales. In exchange, GSK received an exclusive license to develop and commercialize tebipenem pivoxil and tebipenem pivoxil HBr in all territories, except Japan, and certain other Asian countries, territories which will be retained by our partner Meiji Seika Pharma Co. Ltd. (“Meiji”). In connection with the GSK License Agreement, we received a $9.0 million equity investment, with GSK purchasing 7,450,000 shares of our common stock at a purchase price of approximately $1.20805 per share, which closed on November 7, 2022.

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

Restructuring

In light of our decision to suspend current commercialization activities for tebipenem HBr and our strategic restructuring, we expect that our future expected operating expenses will be substantially reduced. We currently expect our research and development and general and administrative expenses to be lower for the remainder of 2022 as we progress through our discussions with the FDA regarding the NDA for tebipenem HBr and operate pursuant to our restructuring. In connection with our restructuring, during the nine months ended September 30, 2022 we incurred approximately $11.7 million of costs in connection with the reduction in workforce related to severance pay and other restructuring costs. We incurred the majority of the costs associated with our restructuring during the second quarter of 2022. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, infrastructure and director and officer insurance costs as well as investor and public relations expenses associated with our continued operation as a public company.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) consists of interest expense related to the sale of future royalties and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the three and nine months ended September 30, 2022 and 2021.

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

During the nine months ended September 30, 2022, we had the following material change to our critical accounting estimates as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

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

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change
Revenues:
Grant revenue	$924	$2,356	$(1,432)
Collaboration revenue	1,082	708	374
Total revenues	2,006	3,064	(1,058)

Operating expenses:
Research and development	7,360	14,436	(7,076)
General and administrative	6,632	11,152	(4,520)
Restructuring	(152)	—	(152)
Total operating expenses	13,840	25,588	(11,748)
Loss from operations	(11,834)	(22,524)	10,690
Other income (expense):
Interest income	208	90	118
Other income (expense), net	(23)	(87)	64
Interest expense related to the sale of future royalties	—	—	—
Loss on extinguishment of liability related to the sale of future royalties	—	—	—
Change in fair value of derivative liability	(26)	—	(26)
Total other income (expense), net	159	3	156
Net loss	$(11,675)	$(22,521)	$10,846

Grant Revenue

	Three Months Ended September 30,
	2022	2021	$ Change
BARDA Contract (tebipenem HBr)	$537	$721	$(184)
NIAID Contract (SPR206)	339	129	210
DoD Agreement (SPR206)	48	1,506	(1,458)
Total grant revenue	$924	$2,356	$(1,432)

Grant revenue recognized during the three months ended September 30, 2022 and 2021 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the three months ended September 30, 2022 was primarily due to a $1.5 million decrease in funding under our DoD agreement relating to SPR206, a $0.2 million decrease in qualified expenses incurred under our BARDA contract for tebipenem HBr, partially offset by an increase of $0.2 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

During the three months ended September 30, 2022, we recognized $1.1 million in collaboration revenue related to our agreement with Pfizer. During the three months ended September 30, 2021, we recognized $0.2 million in collaboration revenue related to our agreement with Pfizer and $0.5 million in collaboration revenue related to our agreement with Everest Medicines.

Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	$ Change
Direct research and development expenses by program:
SPR720	$1,400	$103	$1,297
SPR206	476	1,673	(1,197)
Tebipenem HBr	1,193	5,674	(4,481)
Unallocated expenses:
Personnel related (including share-based compensation)	3,349	5,918	(2,569)
Facility related and other	942	1,068	(126)
Total research and development expenses	$7,360	$14,436	$(7,076)

Direct costs related to our SPR720 program increased by $1.3 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to increased clinical and preclinical activity during the period related to our planned Phase 2 clinical trial of SPR720, which we expect to begin in the fourth quarter of 2022. We expect to continue to incur direct costs related to SPR720 as we progress preclinical and clinical activities. During the three months ended September 30, 2021, direct costs related to our SPR720 program reflected a $0.3 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our SPR206 program decreased by $1.2 million during the three months ended September 30, 2022, primarily due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

Direct costs related to our tebipenem HBr program decreased by $4.5 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to reduced program activity as a result of our strategic restructuring announced in May 2022 and further described in Note 11 - Restructuring to the Financial Statements.

The decrease in personnel-related costs of $2.6 million was primarily a result of a decrease in research and development headcount due to our strategic restructuring announced in May 2022. Personnel-related costs for the three months ended September 30, 2022 and 2021 included share-based compensation expense of $0.7 million and $1.1 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	$ Change
Personnel related (including share-based compensation)	$4,222	$5,851	$(1,629)
Professional and consultant fees	1,777	4,321	(2,544)
Facility related and other	633	980	(347)
Total general and administrative expenses	$6,632	$11,152	$(4,520)

The decrease in personnel-related costs of $1.6 million was primarily a result of a decrease in headcount in our commercial, general and administrative functions due to our strategic restructuring. Personnel-related costs for the three months ended September 30, 2022 and 2021 included share-based compensation expense of $1.4 million and $1.3 million, respectively.

The decrease in professional and consultant fees of $2.5 million was primarily due to decreased commercial operation expenses, offset by legal and consulting expenses.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Restructuring

During the three months ended September 30, 2022, we incurred restructuring expenses of $(0.2) million related to our strategic restructuring in May 2022. For further information, refer to Note 11 - Restructuring to the Financial Statements.

Other Income (Expense), Net

Other income, net was $0.2 million for the three months ended September 30, 2022, compared to less than $0.1 million for the three months ended September 30, 2021. Total other income for the three months ended September 30, 2022 included immaterial changes primarily due to fluctuations in unrealized foreign currency and net change in derivative liability, offset by interest income.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Revenues:
Grant revenue	$3,843	$12,698	$(8,855)
Collaboration revenue	2,225	2,814	(589)
Total revenues	6,068	15,512	(9,444)

Operating expenses:
Research and development	32,504	47,301	(14,797)
General and administrative	29,988	28,680	1,308
Restructuring	11,697	—	11,697
Total operating expenses	74,189	75,981	(1,792)
Loss from operations	(68,121)	(60,469)	(7,652)
Other income (expense):
Interest income	391	270	121
Other income (expense), net	(46)	(317)	271
Interest expense related to the sale of future royalties	(2,605)	—	(2,605)
Loss on extinguishment of liability related to the sale of future royalties	(3,581)	—	(3,581)
Change in fair value of derivative liability	776	—	776
Total other income (expense), net	(5,065)	(47)	(5,018)
Net loss	$(73,186)	$(60,516)	$(12,670)

Grant Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change
BARDA Contract (SPR994)	$1,865	$8,908	$(7,043)
NIAID Contract (SPR206)	962	530	432
DoD Agreement (SPR206)	1,016	3,260	(2,244)
Total revenue	$3,843	$12,698	$(8,855)

Grant revenue recognized during the nine months ended September 30, 2022 and 2021 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the nine months ended September 30, 2022 was primarily due to a $7.0 million decrease in qualified expenses incurred under our BARDA contract for tebipenem HBr and a $2.2 million decrease in funding under our DoD agreement relating to SPR206, offset by a $0.4 million increase in funding under our NIAID agreement relating to SPR206.

Collaboration Revenue

During the nine months ended September 30, 2022, we recognized $1.5 million in collaboration revenue related to milestones under our agreement with Pfizer and $0.8 million in collaboration revenue related to milestones under our agreement with Everest Medicines. During the nine months ended September 30, 2021, we recognized $1.6 million in collaboration revenue related to our agreement with Pfizer consisting primarily of the delivery of the license for SPR206 in ex-U.S. and ex-Asia territories and $1.3 million in collaboration revenue related to our agreement with Everest Medicines.

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change
Direct research and development expenses by program:
SPR720	$1,733	$2,027	$(294)
SPR206	3,250	4,037	(787)
Tebipenem HBr	9,610	22,192	(12,582)
Unallocated expenses:
Personnel related (including share-based compensation)	14,747	15,689	(942)
Facility related and other	3,164	3,356	(192)
Total research and development expenses	$32,504	$47,301	$(14,797)

Direct costs related to our SPR720 program decreased by $0.3 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR720 as we progress preclinical and clinical activities. Direct costs related to our SPR720 program during the nine months ended September 30, 2021 reflect a $1.4 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our SPR206 program decreased by $0.8 million during the nine months ended September 30, 2022, primarily due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

Direct costs related to our tebipenem HBr program decreased by $12.6 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to our strategic restructuring announced in May 2022 and further described in Note 11 - Restructuring to the Financial Statements.

The decrease in personnel-related costs of $0.9 million was primarily due to decreased research and development headcount costs related to our strategic restructuring. Personnel-related costs for the nine months ended September 30, 2022 and 2021 included share-based compensation expense of $2.6 million and $2.8 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change
Personnel related (including share-based compensation)	$16,517	$14,873	$1,644
Professional and consultant fees	10,309	11,396	(1,087)
Facility related and other	3,162	2,411	751
Total general and administrative expenses	$29,988	$28,680	$1,308

The increase in personnel-related costs of $1.6 million was primarily a result of higher headcount costs in our commercial, general and administrative functions prior to our strategic restructuring. Personnel-related costs for the nine months ended September 30, 2022 and 2021 included share-based compensation expense of $4.0 million and $3.7 million, respectively.

The decrease in professional and consultant fees of $1.1 million was primarily due to decreased commercial operation expenses related to our strategic restructuring, partially offset by legal and consulting expenses.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Restructuring

During the nine months ended September 30, 2022, we incurred restructuring expenses of $11.7 million related to our strategic restructuring in May 2022. Restructuring expenses for the period were primarily comprised of $8.6 million of severance and other employee costs, $2.5 million of discontinuation costs such as contract termination fees and $0.6 million of lease impairment expenses. For further information, refer to Note 11 - Restructuring to the Financial Statements.

Other Income (Expense), Net

Other expense, net was $(5.1) million for the nine months ended September 30, 2022 compared to less than $(0.1) million for the nine months ended September 30, 2021. Total other expense for the nine months ended September 30, 2022 included $2.6 million in interest expense related to the sale of future royalties, $3.6 million in loss on extinguishment of liability related to the sale of future royalties, a $0.8 million net change in derivative liability and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized limited revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and mostly from the proceeds of multiple common stock offerings. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $50.4 million.

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

During the nine months ended September 30, 2022, we sold 3,964,478 shares of our common stock under our Sales Agreement at an average price of approximately $2.69 per share for aggregate gross proceeds of approximately $10.7 million prior to deducting sales commissions.

The COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(52,213)	$(36,998)
Cash provided by investing activities	33,807	30,947
Cash provided by financing activities	(43,732)	33,701
Net increase in cash and cash equivalents	$(62,138)	$27,650

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $52.2 million, primarily resulting from our net loss of $73.2 million, adjusted for net decrease in non-cash items of $13.9 million (primarily stock-based compensation, interest expense associated with the sale of future royalties, loss on extinguishment of liability related to the sale of future royalties, depreciation and amortization). Net cash used due to changes in our operating assets and liabilities was $7.1 million and consisted primarily of a $7.1 million decrease in prepaid expenses and other current assets, a $1.7 million net decrease in receivables, a decrease of $6.3 million in accrued expenses, a $3.5 million increase in deferred revenue and a $1.5 million increase in accounts payable.

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

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2022 was $33.8 million primarily related to the maturities of marketable securities of $60.8 million, offset by purchases of marketable securities of $27.0 million.

Cash provided by investing activities during the nine months ended September 30, 2021 was $30.9 million primarily related to the maturities of marketable securities of $44.5 million, offset by purchases of marketable securities of $13.6 million.

Financing Activities

Cash used by financing activities during the nine months ended September 30, 2022 was $43.7 million, and consisted primarily of the $54.5 million repayment of our liability related to the sales of future royalties, offset by $10.3 million net sales of common stock under our Sales Agreement and proceeds of $0.4 million from the exercise of employee stock options.

Cash provided by financing activities during the nine months ended September 30, 2021 was $33.7 million, and consisted primarily of $27.5 million in proceeds related to the Pfizer Purchase Agreement (as defined in Note 5), $5.4 million net sales of common stock under our “at-the-market” offering program Sales Agreement and proceeds of $1.2 million from the exercise of employee stock options, offset by the payment of offering and financing expenses of approximately $0.4 million.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $50.4 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our strategic restructuring, described in Note 11 - Restructuring to the Financial Statements, and the cessation of commercialization activities for the tebipenem HBr program, along with the initial cash payment of $66.0 million we are entitled to receive from the GSK License Agreement and $9.0 million we received from the GSK SPA, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Inclusive of the milestone payments under the GSK License Agreement to be received in connection with the delivery of the Phase 3 program, we believe that our cash runway will be sufficient to fund the company beyond 2024.

Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs.

Our consolidated financial statements as of December 31, 2021 were prepared under the assumption that we will not continue as a going concern for the next twelve months. As a result, the opinion from our independent registered public accounting firm with respect to our annual financial statements contains an explanatory paragraph about such substantial doubt about our ability to continue as a going concern. As of the issuance date of these quarterly consolidated financial statements, we expect our current operating plan, existing cash, cash equivalents and marketable securities and the initial payments under the GSK License Agreement and GSK SPA will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2022, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $50.4 million, consisting of cash, corporate bonds, commercial paper, money market accounts and U.S. government debt securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We did not have any assets classified as marketable securities as of September 30, 2022. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Two putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Mr. Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint purports to be brought on behalf of stockholders who purchased our common stock from May 6, 2021 through May 2, 2022 (Mr. Memon’s complaint alleged a six-month longer class period than the complaint originally filed by Mr. Germond). The complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon must file an amended complaint on or before December 5, 2022. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

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

Risks Related to Product Development and Commercialization

Based on our receipt of the minutes from our Type A meeting with the FDA, the FDA indicated that positive results from a single additional Phase 3 clinical trial could be sufficient to support the approval of tebipenem HBr for the treatment of cUTI; however, the timing and terms of the potential approval of tebipenem HBr remain uncertain, which may impact our ability to realize the value of tebipenem HBr.

On June 27, 2022, we announced that we received a CRL from the FDA for our NDA for tebipenem HBr. In the CRL, the FDA communicated that it had completed its review of the NDA and determined that the NDA could not be approved in its present form. The FDA ultimately concluded that the Phase 3 cUTI clinical trial of tebipenem HBr (ADAPT-PO) was insufficient to support approval and that additional clinical study would be required. On August 2, 2022, we held a Type A meeting with the FDA, to gain further insights as to the pathway forward towards a potential regulatory approval for tebipenem HBr. We received written minutes during the third quarter of 2022.

During the Type A meeting, the FDA indicated that positive results from a single additional Phase 3 clinical trial supported by confirmatory nonclinical evidence of efficacy could be sufficient to support the approval of tebipenem HBr for the treatment of cUTI, including pyelonephritis for a limited use indication. We and the FDA also achieved alignment on key components of the proposed pivotal Phase 3 trial design which may be the subject of a Special Protocol Assessment request, to be confirmed once the clinical protocol is finalized.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of tebipenem HBr as a product candidate for the treatment of bacterial infections causing cUTI. Our ability to realize the value of tebipenem HBr depends on having a regulatory path for potential FDA approval, whose expected timeline and other requirements would affect the attractiveness of eventual commercialization of tebipenem HBr through our partnership with GSK. Further, as part of any approval, the FDA could impose labeling requirements restricting the use of tebipenem HBr, which could reduce its commercial prospects, unless such requirements are subsequently modified to reduce such restrictions. If any of these outcomes occur, our business could be materially harmed.

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

We intend to use collaborators to assist with the commercialization of any of our product candidates, including the GSK License Agreement with GSK for the development and commercialization of tebipenem HBr. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we likely would have little control over such third parties, and any of them might fail to devote the necessary resources and attention to sell and market our products effectively.

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

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our product candidates, tebipenem HBr, SPR720 and SPR206, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have not generated any revenue from the sale of our products, have a history of losses and expect to incur substantial future losses. The report of our auditor on our consolidated financial statements expressed substantial doubt about our ability to continue as a going concern; if we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted, and that could have a material adverse effect on our business, results of operations and financial condition.

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net losses were $11.7 million and $22.5 million during the nine months ended September 30, 2022 and 2021, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our strategic restructuring, described in Note 11 - Restructuring to the Financial Statements, and the cessation of commercialization activities for the tebipenem HBr program, along with the initial cash payment of $66.0 million we are entitled to receive from the GSK License Agreement and $9.0 million we received from the GSK SPA, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Inclusive of the milestone payments under the GSK License Agreement to be received in connection with the delivery of the Phase 3 program, we believe that our cash runway will be sufficient to fund the company beyond 2024. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will continue to increase as we commence and advance our ongoing and planned clinical trials and other studies of tebipenem HBr, SPR720 and SPR206. If we obtain marketing approval for any product candidate, we expect to incur significant expenses related to development, product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Based on our strategic restructuring, described in Note 11 - Restructuring to the Financial Statements, and the cessation of commercialization activities for the tebipenem HBr program, along with the initial cash payment of $66.0 million we are entitled to receive from the GSK License Agreement and $9.0 million we received from the GSK SPA, we believe that our existing cash, cash equivalents and marketable securities, together with other non-dilutive funding commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Inclusive of the milestone payments under the GSK License Agreement to be received in connection with the delivery of the Phase 3 program, we believe that our cash runway will be sufficient to fund the company beyond 2024. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
whether the FDA determines that our single additional Phase 3 clinical trial of tebipenem HBr in the treatment of patients with cUTI, including AP, is or is not sufficient for regulatory approval to treat cUTI, including pyelonephritis;
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

As of September 30, 2022, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID under its Small Business Innovation Research program ("SBIR") for our SPR720 program, an award from NIAID for SPR206, an award from the DoD that provides partial funding for the development of SPR206 and an award from the DoD Congressionally Directed Medical Research Programs ("CDMRP") Joint Warfighter Medical Research Program for SPR206.

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

We and certain of our executive officers have been named as defendants in two initiated lawsuits, which were ordered consolidated, that could result in substantial costs and divert management’s attention.

We, and certain of our executive officers, were named as defendants in two purported class action lawsuits that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Kashif Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon must file an amended complaint on or before December 5, 2022.

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

We have and may continue to seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 9 (“License Collaborations and Services Agreements”) and in Note 13 (“Subsequent Events”) to the audited financial statements filed herewith. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We are a party to agreements with Meiji and GSK for tebipenem HBr, Vertex Pharmaceuticals for SPR720 and PBB Distributions Limited for SPR206, and we may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

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

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we are entitled to receive an upfront payment of $66.0 million for GSK to secure rights to the medicine. Remaining potential payments are milestone based, and are (i) approximately $150.0 million in payments for the achievement of development milestones, (ii) up to $150.0 million in commercial milestone payments, (iii) up to $225.0 million in sales milestone payments, and (iv) tiered low single-digit to low double-digit royalties on net sales of GSK Licensed Products in the GSK Territory.

We will be responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK will be responsible for the execution and costs of additional further development, including Phase 3 regulatory filing and commercialization activities for tebipenem HBr in the balance of the GSK Territory outside of the United States. We will also be responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr.

If we fail to comply with our obligations to Meiji, GSK, or any of our other partners, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

If we are found to infringe a third party’s intellectual property rights, we or our third party collaborators could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we or they may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we or such collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our third party collaborators have misappropriated the intellectual property, confidential information or trade secrets of third parties could have a similar negative effect on our business.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of September 30, 2022, we have two registered United States trademarks, 23 registered foreign trademarks, and four pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

We have received fast track designation for tebipenem HBr for the treatment of cUTIs, including pyelonephritis, in adult patients who have limited oral treatment options, as well as fast track designation for SPR720 for treatment of adult patients with NTM pulmonary disease, and we may seek fast track designation for one or more of our other product candidates in the future. If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for fast track designation by the FDA for the particular indication under study. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. If we seek fast track designation for a product candidate, we may not receive it from the FDA. However, even if we receive fast track designation, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval.

If the FDA determines that a product candidate intended to treat a serious disease, if approved, would provide a significant improvement in safety or effectiveness of the treatment of the disease, the FDA may designate the drug application for that product candidate for priority review. A priority review designation means that the goal for the FDA to review the marketing application is six months from the date of NDA acceptance for filing, rather than the standard review period of ten months from the date of NDA acceptance for filing. In January 2022, FDA accepted our NDA for tebipenem HBr and granted it a priority review designation, with a June 27, 2022 target action date. A priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving a priority review designation from the FDA does not guarantee approval of the drug application within the six-month review cycle or any time thereafter. For example, in May 2022, we announced that we are suspending current commercialization activities for tebipenem HBr based on feedback from our LCM with the FDA, and during our subsequent Type A meeting, the FDA indicated that positive results from a single additional Phase 3 clinical trial supported by confirmatory nonclinical evidence of efficacy could be sufficient to support the approval of tebipenem HBr for the treatment of cUTI, including pyelonephritis for a limited use indication .

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

If the FDA ultimately approves tebipenem HBr for the treatment of cUTI, including pyelonephritis, caused by certain microorganisms in adult patients who have limited oral treatment options, we expect that it will be designated by the agency as an RLD and that it will be eligible for five-year new chemical entity exclusivity under the Hatch-Waxman provisions of the FDCA. This exclusivity period would block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that references our future NDA, if approved. The QIDP designation granted by FDA to this drug product and indication also make it eligible for a further five-year extension of that Hatch-Waxman exclusivity. We cannot predict the interest of potential generic competitors in the future market for such an approved treatment for cUTI, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the applicable exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.

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

On May 3, 2022, we implemented a restructuring that reduced our workforce from 146 full-time employees as of December 31, 2021 to approximately 41 full-time employees following the restructuring. Pursuant to the restructuring and effective as of July 2, 2022, Cristina Larkin separated from us as our Chief Operating Officer and David Melnick, M.D. separated from us as our Chief Medical Officer. While we have confidence in our remaining leadership team, including the board of directors, the restructuring may cause concerns from third parties with whom we do business and may increase the likelihood of turnover of other key officers and employees.

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

We have undertaken internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

There can be no assurance that our restructuring will achieve the cost-savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, our restructuring may result in unexpected expenses or liabilities and/or write-offs. If our restructuring fail to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

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

We have in the past failed to satisfy certain continued listing requirements of the Nasdaq Global Select Market and could fail to satisfy those requirements again in the future, which could negatively affect the market price of our common stock, our liquidity and our ability to raise capital. Our potential failure to meet the continued listing requirements of Nasdaq Global Select Market in the future could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq GS”), which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq GS pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. On August 8, 2022 we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the preceding 30 consecutive trading days, the closing bid price of our common stock was below the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had until February 6, 2023 to regain compliance with the Bid Price Requirement. On October 6, 2022, we received a letter from Nasdaq notifying us that the closing bid price of our common stock was at least $1.00 per share for a minimum of 10 consecutive trading days and that we had regained compliance with the Bid Price Requirement. Our common stock continues to be eligible for listing on the Nasdaq GS.

There can be no assurance that we will be able to keep the closing bid price above $1.00 per share. If we fail to satisfy the continued listing requirements of Nasdaq Global Select Market, including the Bid Price Requirement, Nasdaq may provide us with another deficiency letter regarding the continued listing requirement. If we are unable to regain compliance with the Nasdaq Listing Rules in the future, Nasdaq may take steps to delist our common stock. Such a delisting from the Nasdaq GS could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by the Nasdaq GS, our common stock may be eligible to trade on the Nasdaq Capital Market or an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq GS, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to maintain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to certain affiliates of Biotechnology Value Fund, L.P. (“BVF”), each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In connection with our rights offering, which we launched in February 2020 and closed in early March 2020, we issued 2,287 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) to BVF, each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In September 2020, in connection with our underwritten public offering, we issued 3,215,000 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) to BVF, each share of which was convertible on a one-to-one basis into shares of our common stock, subject to certain ownership restrictions. As of September 30, 2022, all of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred stock has been converted into shares of our common stock. If any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of September 30, 2022, our executive officers and directors, combined with our stockholders who as of such date owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 26% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

In the past, securities litigation has often followed certain significant business transactions, such as the announcement of a strategic restructuring, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to execute on our partnership with GSK to eventually commercialize tebipenem HBr, or the ultimate value our stockholders receive in such partnership or other opportunity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 10, 2022, we entered into amendments to the employment agreements (the “Employment Agreement Amendments”) with our Chief Executive Officer, Ankit Mahadevia, M.D., and Chief Financial Officer, Satyavrat Shukla, which amend certain provisions of their prior employment agreements with the Company (the “Prior Employment Agreements,” and together with the Employment Agreement Amendments, the “Amended Employment Agreements”). The Employment Agreement Amendments amend the Prior Employment Agreements to, inter alia, increase the benefits provided to Dr. Mahadevia and Mr. Shukla in the event that following a Change of Control (as defined in the Amended Employment Agreements), their employment with us is terminated by us without Cause or by Dr. Mahadevia or Mr. Shukla for Good Reason (in each case, as defined in the Amended Employment Agreements) (a “Qualified Change of Control Termination”). Under the Amended Employment Agreements, in the event of a Qualified Change of Control Termination, with respect to cash compensation, (i) Dr. Mahadevia will receive 18 months of his then-current base salary plus the amount of his then-current target performance bonus, and (ii) Mr. Shukla will receive 12 months of his then-current base salary plus the amount of his then-current target performance bonus. The foregoing description of the Employment Agreement Amendments is a summary only and is qualified in its entirety by reference to the Employment Agreement Amendments, which are attached hereto as Exhibit 10.6 and 10.7, respectively, and are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.1	Amendment 1 to Consulting Agreement, dated August 4, 2022, by and between the Registrant and Cristina Larkin	X

10.2+	Spero Therapeutics, Inc. 2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	9/19/22	001-38266

10.3†	License Agreement, dated September 21, 2022, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited	X

10.4	Share Purchase Agreement, dated September 21, 2022, by and between the Registrant and Glaxo Group Limited	X

10.5+	Employment Agreement, dated August 11, 2022, by and between the Registrant and Kamal Hamed	X

10.6+	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Ankit Mahadevia, M.D.	X

10.7+	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Satyavrat Shukla	X

10.8+	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Kamal Hamed, M.D., M.P.H., M.B.A	X

10.9+	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Timothy Keutzer	X

10.10+	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Tamara Joseph	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Management contract or compensatory plan.

† Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type that the Registrant treats as private or confidential.

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

SPERO THERAPEUTICS, INC.

Date: November 14, 2022	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)