Form 10-K
period 2022-12-31
Spero Therapeutics, Inc.
filed 2023-03-30
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22.0 million (based on the last reported sale price on the Nasdaq Global Market as of such date). As of March 1, 2023, there were 52,571,813 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
the potential receipt of milestone payments and royalties on future sales under our License Agreement (the “GSK License Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”), and the potential receipt of milestone payments under our other various license and collaboration agreements;
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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
Our ability to realize the value of tebipenem HBr depends on us obtaining FDA approval. Even if such approval is obtained, the timeline of, and any requirements imposed as of part of, such approval may impact the attractiveness of eventual commercialization of tebipenem HBr through our partnership with GSK.
•
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
•
The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.
•
We may not achieve the milestones triggering payments to us in our license and collaboration agreements with third parties. We contract with third parties for the manufacture of preclinical and clinical supplies of our product candidates and expect to continue to do so in connection with any future commercialization and for any future clinical trials and commercialization of our other product candidates and potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

PART I

Item 1. Business.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases. Our lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease, where treatment failure is common, and no oral approved therapies exist. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for first-line treatment of NTM pulmonary disease. Our partnership-directed programs consist of tebipenem HBr and SPR206, which, through our business development efforts, each have partnership relationships supporting their ongoing development. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. SPR206 is an IV-administered antibiotic being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting. First-line IV empiric antibiotics, such as levofloxacin, ceftazidime and piperacillin-tazobactam, have experienced diminished utility as the number of bacterial strains resistant to these antibiotics in the hospital has increased. SPR206, if successfully developed and approved, has the potential to offer broad-spectrum activity against Gram-negative pathogens, including carbapenem-resistant Enterobacterales, Acinetobacter baumannii and Pseudomonas aeruginosa.

We believe that our novel product candidates, if successfully developed and approved, would have meaningful impacts to patient health and significant commercial applications for the treatment of bacterial infections, including MDR infections, in both the community and hospital settings. Since our inception in 2013, we have focused substantially all our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Growing Antibiotic Resistance in the Hospital and Community Settings

Antibiotic resistance is one of the largest threats to global health, and resistance rates are increasing. Antibiotic resistance can affect anyone, of any age and in any country. In a systematic analysis examining the global burden of bacterial resistance published in The Lancet, there were an estimated 4.95 million deaths (95% Uncertainty Interval 3.62–6.57) associated with drug-resistant infections in 2019, of which 1.27 million (0.911–1.71) deaths were directly attributable to drug resistance. Escherichia coli (“E. coli”), a Gram-negative bacterium and the most common pathogen to cause cUTIs, was responsible for the most attributable deaths to antibiotic resistance in 2019. The Centers for Disease Control and Prevention (“CDC”) estimates that the annual impact of antibiotic-resistant infections on the United States economy is $20-35 billion in excess direct health care costs.

According to the CDC, among all of the bacterial resistance problems, Gram-negative pathogens, which cause a majority of all bacterial infections, are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment. In 2019, the CDC designated antibiotic-resistant Gram-negative bacteria such as carbapenem-resistant Acinetobacter baumannii (“CRAB”), carbapenem-resistant Enterobacterales (“CRE”), extended-spectrum-β-lactamase (“ESBL”)-producing Enterobacterales, and MDR Pseudomonas aeruginosa (“MDR PA”) as urgent or serious threats. These pathogens are associated with significant mortality because of the increased incidence of antibiotic resistance and the number of effective treatment options.

The challenge posed by bacteria resistant to antibiotics is not limited to Gram-negative pathogens. New antibiotics are also needed for infections caused by Gram-positive and atypical bacteria. For example, NTM pulmonary infection that occurs through inhalation of mycobacteria from environmental sources, especially in water and soil, may cause a chronic and progressive pulmonary disease. The American Lung Association estimates that there are about 50,000 to 90,000 people living with NTM pulmonary disease in the United States, with a higher frequency in older adults, and particularly in older women. Most NTM pulmonary disease is due to Mycobacterium avium complex (“MAC”), followed by Mycobacterium abscessus and Mycobacterium kansasii.

Our Pipeline:

SPR720: Novel Oral Antibiotic Designed for Treatment of Non-tuberculous Mycobacterial (NTM) Infection

Our current primary area of focus is NTM pulmonary disease, a rare orphan disease. We are developing SPR720, which represents a novel class of antibacterial agents that target enzymes essential for bacterial DNA replication, for the treatment of NTM pulmonary disease. NTM causes chronic and serious lung disease with debilitating symptoms. As the disease progresses, patients experience a decline in lung function. It can have a significant physical and emotional impact on patients. SPR720 is designed to be the first oral candidate for first-line treatment of NTM pulmonary disease.

NTM are ubiquitous environmental organisms that can cause progressive lung damage and respiratory failure, particularly in patients with compromised immune systems or underlying pulmonary disorders. NTM infection is also associated with high mortality and high healthcare costs. NTM infections represent a growing global health concern and major unmet medical need because of the lack of new medications being developed to combat these bacteria. MAC is the most common NTM to cause human infection, and it makes up around 80% of the infections. The current treatment for NTM pulmonary disease is lengthy and involves combination therapy, often three or more antibiotics.

In addition, many patients go undiagnosed and could benefit from treatment with additional testing. The elderly and people with compromised immune or lung function are at greatest risk, as are patients with bronchiectasis for whom it is estimated that up to 50% may also have active lung infection caused by NTM. The most common treatment for NTM infections is prolonged combination therapy (continuing for approximately 12 to 24 months) with drugs traditionally used for tuberculosis (“TB”) that have limited efficacy and poor tolerability. In 2014, the annual cost in the United States of treating NTM infections alone was estimated at $1.7 billion. Treatment failure is common and is often due to poor compliance or inability to tolerate the regimen.

SPR720 Key Attributes:

•
Acceptable safety and tolerability within therapeutic dose range. Data from the SPR720 Phase 1 trial, in vitro models and pharmacokinetic/pharmacodynamic (“PK/PD”) analyses indicated that predicted therapeutic exposures could be attained with a 500 – 1,000 mg once daily oral dose. These doses in the Phase 1 trial were associated with a low incidence of adverse events with no serious adverse events reported. The most common adverse event among all cohorts was mild diarrhea not requiring discontinuation of therapy.
•
Broad spectrum of activity. SPR720 has demonstrated a broad spectrum of activity in preclinical studies against the most common organisms causing NTM infections, including MAC, Mycobacterium kansasii and Mycobacterium abscessus. SPR720 is applicable to both non-refractory and refractory disease.
•
Convenient for patients. SPR720 has high oral bioavailability. In addition to existing generic treatments, inhaled therapy has become an option, however, many patients can find inhalers difficult to use and poor inhalation technique can negatively impact drug delivery and response to therapy. Oral therapy is simple and more convenient.
•
Novel mechanism. SPR720 employs a novel mechanism and has no known cross-resistance with marketed antibiotics. Drug resistance in NTM infection species to currently available treatments threatens adequate control of the disease. Novel mechanisms may help evade existing modes of resistance.
•
Lung exposure. SPR720 is an oral drug that penetrates the pulmonary space. A bronchoalveolar lavage (“BAL”) study in non-human primates (“NHPs”) supports lung exposure. Furthermore, macrophage data from a 28-day hollow-fiber model of infection demonstrates the intracellular and extracellular activity of the drug.

SPR720 has shown potent activity against most common NTM infection species, such as M. avium, M. abscessus and M. kansasii. As shown in the exhibit below, SPR720 showed pulmonary activity against M. avium ATCC 700898 in a murine chronic infection model. In this model SPR720 was effective as a monotherapy, with dose response exhibited, and in combination with standard of care (“SOC”) agents.

Market Opportunity for SPR720

NTM infection occurs in many different types of patients. NTM pulmonary disease often occurs in people with compromised immune systems, or those with respiratory conditions such as cystic fibrosis, bronchiectasis, chronic obstructive pulmonary disease and asthma. According to Winthrop et al., the average annual increases in incidence and prevalence in the United States of NTM pulmonary disease were 5.2% and 7.5% from 2008 to 2015. The estimated total NTM pulmonary disease prevalence in the United States, Europe and Japan is approximately 245,000. Women and people aged 65 years or older (a population that is growing in number) have higher incidence and prevalence rates than men and people aged less than 65 years. While relatively rare compared to other infectious diseases, the prevalence of NTM has more than doubled since 1997 and infections caused by NTM are often undiagnosed or misdiagnosed as another respiratory condition such as chronic obstructive pulmonary disease or asthma.

Many patients experience progressive lung disease and mortality is high. We believe there is a need for new, potent, orally available therapies for NTM pulmonary disease. While there are competitive compounds in development for NTM, these therapies are not effective in all patients.

We believe that our intellectual property portfolio for SPR720, which includes multiple issued patents and patent applications pending, will provide SPR720 protection globally, including in the United States and Europe, through 2033.

SPR720 Clinical Development Plan

Our strategy is to develop SPR720 to provide a treatment option for patients with NTM pulmonary disease to reduce their disease burden and improve their quality of life.

In March 2020, the FDA granted orphan drug designation for SPR720, a designation that is given to drugs intended to treat a rare disease or condition that affects fewer than 200,000 persons in the United States. An orphan drug designation can provide specific benefits including up to seven years of market exclusivity in the United States upon regulatory approval. In February 2019, we received qualified infectious disease product (“QIDP”) designation for SPR720 for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by M. tuberculosis. QIDP designation entitles a future marketing application for SPR720 for this indication to priority review by the FDA. In September 2020, SPR720 was awarded Fast Track designation by the FDA for treatment of adult patients with NTM pulmonary disease. Neither the QIDP nor orphan drug designation nor Fast Track designation, however, guarantee a faster development process or ensure FDA approval.

The doses selected for the Phase 2a trial of SPR720 were supported by PK/PD analyses, as well as data from the Phase 1 clinical trial of SPR720, which evaluated the safety, tolerability and PK of orally administered SPR720 at single doses ranging from 100 mg to 2000 mg and repeat total daily doses ranging from 500 mg to 1500 mg for up to 7 to 14 days. Across seven single ascending dose (“SAD”) and five multiple ascending dose (“MAD”) cohorts, a total of 96 healthy volunteers (including a cohort of healthy elderly (age ≥ 65 years) volunteers) were randomized to receive SPR720 or placebo. There were no serious adverse events reported and all participants completed the trial. SPR720 was generally well-tolerated at doses up to 1000 mg over the maximum studied duration of 14 days. PK data across the cohorts showed no significant impact of either advanced age or administration with food on PK variables. At doses of 500 mg or higher, the mean plasma drug exposures of SPR719, the active metabolite of SPR720, are consistent with those suggested by in vivo and in vitro models of SPR720 to be necessary for clinical efficacy against target NTM pathogens. Data from this Phase 1 trial was presented at ID Week 2020 with the conclusion that SPR720 is generally well-tolerated with predicted therapeutic exposures attainable with a 500 – 1,000 mg once daily oral dose, supporting further development of SPR720 in NTM pulmonary disease.

In December 2020, we initiated a Phase 2a dose-ranging clinical trial (SPR720-201) of SPR720 in patients with nontuberculous mycobacterial pulmonary disease following the acceptance of our investigational new drug (“IND”) application for SPR720 in August 2020. The Phase 2a clinical trial was designed as a multi-center, partially blinded, placebo-controlled proof-of-concept clinical trial of SPR720 that was expected to enroll approximately 90 treatment-inexperienced patients with NTM pulmonary disease due to MAC. Patients were randomized to receive either 500 mg or 1,000 mg of oral SPR720 once daily, placebo or SOC, consisting of a macrolide and ethambutol, plus the option of adding a rifamycin. The objectives of the trial were to evaluate the plasma pharmacokinetics, safety, tolerability, and microbiological response of SPR720 compared with placebo over 28 days of treatment, with the inclusion of the SOC arm to assess and ensure assay sensitivity for the trial design.

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

On January 4, 2022, we announced that the FDA lifted the clinical hold on the Phase 2a trial of SPR720. The FDA’s decision to lift the clinical hold followed our submission of the comprehensive study report with detailed analyses from the NHP toxicology study. We engaged with the FDA in the first quarter of 2022 to discuss the re-initiation and planned protocol of the SPR720 Phase 2a trial in NTM pulmonary disease patients.

On November 14, 2022, we announced the re-initiation of a Phase 2a clinical trial of SPR720 (SPR720-202) and that we opened clinical trial sites. We continue to expect top line data from the Phase 2a clinical trial of SPR720 in the first half of 2024.

This second Phase 2a clinical trial of SPR720 (SPR720-202) is expected to enroll up to 35 treatment-naïve or treatment-inexperienced patients with NTM pulmonary disease across four cohorts. Cohorts will include a blinded placebo cohort, blinded SPR720 cohorts receiving either 500 or 1000 mg of study drug daily, and an open-label SPR720 intense PK cohort receiving 1000 mg of study drug daily. The primary endpoint of the trial is the slope of the weekly sputum bacterial load change from baseline to the end of the trial's 56-day treatment period. Key secondary endpoints include assessments of clinical response, quality of life, PK and safety and tolerability. For more information on the trial and its design, see ClinicalTrials.gov identifier NCT05496374.

Tebipenem HBr (tebipenem pivoxil hydrobromide): Novel Antibiotic with Potential to be the First Oral Carbapenem for Use in Adults

Our most significant partnered product candidate, tebipenem HBr, is an oral carbapenem intended for use to treat cUTIs, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options.

Tebipenem HBr Key Attributes

Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat cUTIs, including pyelonephritis. Unlike other carbapenems on the U.S. market, which are only available as IV-administered infusions, tebipenem HBr is an orally administered tablet. Oral administration may potentially allow physicians to avoid IV-administered antibiotics for otherwise healthy or stable patients, and the avoidance of IV administration could lead to reduced healthcare resource utilization. This attribute supports our confidence in tebipenem HBr’s commercial prospects, if tebipenem HBr receives regulatory approval. We may pursue future studies of tebipenem HBr to treat other serious and life-threatening infections.

Fluroquinolones

Currently, fluoroquinolones are the most widely used antibiotic class in treating community and hospital Gram-negative infections, including UTIs, but they have encountered increasing resistance among MDR Gram-negative bacteria and are associated with significant adverse effects. In particular, E.coli non-susceptibility to fluoroquinolones, trimethoprim/sulfamethoxazole, and oral cephalosporins range from 25% to 36%, based on isolates collected from both nosocomial, or hospital-acquired, and community-acquired infections. Co-resistance further compounds the issue of antibiotic resistance, for instance more than 40% of E.coli isolates with trimethoprim/sulfamethoxazole resistance were co-resistant to levofloxacin.

As such, current UTI treatment guidelines published by the Infectious Diseases Society of America identify fluoroquinolones as an appropriate empirical therapy option. This recommendation, however, is contingent on local resistance rates being less than 10%. However, the high rates of fluoroquinolone-resistant E.coli found in the United States today in the community and hospital settings, as shown in the table below, would suggest that there is a need for an antibiotic that is effective on fluoroquinolone-resistant infections.

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

With an estimated 3 million cases each year in the United States, cUTI is a leading cause of infection-related hospitalization. According to Simmering et al., there has been a concerning 52% (population-adjusted) increase in the incidence of hospital admission for UTI over the course of a decade (1998-2011) which is associated with additional costs. In a nationwide cohort study, the total median 30-day post index all-cause total healthcare costs for cUTI care ranged from $1,531 for patients initially identified in the outpatient setting to $13,028 for patients initially identified in the inpatient setting. While drugs such as trimethoprim/sulfamethoxazole (Bactrim/Septra) and fluoroquinolones (levofloxacin, ciprofloxacin) have been the primary oral options for treatment of UTIs caused by Gram-negative organisms, nearly 30% to 35% of UTIs are resistant, which has led to increased use of IV-administered therapeutics such as carbapenems. Carbapenems have been utilized for more than 30 years and are considered the standard of care for many serious MDR Gram-negative bacterial infections, but have only been available as IV-administered formulations. Currently, there are no commercially available oral carbapenems for use in adults.

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

Tebipenem HBr Clinical Development Program

Single Pivotal Phase 3 Clinical Trial (ADAPT-PO)

In September 2020, we announced positive data from the ADAPT-PO Phase 3 trial evaluating an oral regimen of tebipenem HBr head-to-head versus an IV regimen of ertapenem for the treatment of adults with cUTI, including acute pyelonephritis (“AP”). The global, randomized, placebo-controlled ADAPT-PO Phase 3 clinical trial evaluated the safety and efficacy of tebipenem HBr in hospitalized adult patients with cUTI or AP. Patients were randomized (1:1) to receive tebipenem HBr (600 mg) orally every 8 hours, or ertapenem (1 g) IV every 24 hours, for a total of 7 to 10 days.

The primary analysis and assessment of non-inferiority were evaluated using a pre-specified -12.5% non-inferiority (“NI”) margin. The primary efficacy endpoint was overall response (composite of clinical cure and microbiologic response) at the test-of-cure (“TOC”) in the microbiological intent-to-treat population. This NI margin was a modification of the original NI margin of -10% that was discussed and agreed upon with the FDA because of concern that the COVID-19 pandemic could have an adverse effect on the trial. As a result, the NI margin was modified prior to the database lock from the original NI margin.

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

FDA Status

We included data from our completed ADAPT-PO Phase 3 clinical trial of tebipenem HBr, together with requisite safety data, chemistry, manufacturing and controls ("CMC") information, clinical pharmacology and nonclinical studies, in our New Drug Application (“NDA”) submission to the FDA, which was accepted by the FDA in late December 2022. The NDA was seeking approval for tebipenem HBr oral tablets for treatment of cUTI, including pyelonephritis, caused by certain microorganisms in adult patients who have limited oral treatment options. The FDA granted Priority Review designation with a PDUFA target action date of June 27, 2022.

Based upon feedback from an FDA Late Cycle Meeting in late April 2022, we determined to discontinue our own near-term commercialization activities for tebipenem HBr and to restructure our business, including focusing on potential partnership or other opportunities for tebipenem HBr.

In June 2022, we received a Complete Response Letter ("CRL") from the FDA regarding our NDA. In the CRL, the FDA communicated that it had completed its review of the NDA and determined that the NDA could not be approved in its present form. The FDA ultimately concluded that the Phase 3 cUTI clinical trial of tebipenem HBr (ADAPT-PO) was insufficient to support approval and that additional clinical study would be required.

On August 2, 2022, we held a Type A meeting with the FDA to gain further insights as to the pathway forward towards a potential regulatory approval for tebipenem HBr. The FDA indicated that positive results from a single additional Phase 3 clinical trial supported by confirmatory nonclinical evidence of efficacy could be sufficient to support the approval of tebipenem HBr for the treatment of cUTI, including pyelonephritis, for a limited use indication. We believe we also achieved alignment with the FDA on key components of the proposed pivotal Phase 3 trial design. We plan to engage with the FDA by means of a Special Protocol Assessment in the first half of 2023.

Tebipenem HBr License Agreement with GSK and Proposed New Phase 3 Clinical Trial of Tebipenem HBr

In September 2022, we entered into the GSK License Agreement with GSK for tebipenem HBr. Pursuant to the GSK License Agreement, we received a $66.0 million upfront payment from GSK and are eligible to receive up to $525.0 million in development, sales, and commercial milestones payments, as well as low single-digit to low double-digit tiered royalties on net product sales. In exchange, GSK received an exclusive license to develop and commercialize tebipenem pivoxil and tebipenem pivoxil HBr in all territories, except Japan, and certain other Asian countries, territories which will be retained by our partner Meiji Seika Pharma Co. Ltd. (“Meiji”). Concurrent with the GSK License Agreement, an affiliate of GSK purchased 7,450,000 shares of our common stock at a purchase price of approximately $1.20805 per share for an aggregate purchase price of $9.0 million.

Under the License Agreement, Spero is responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK is responsible for the execution and costs of any additional further development, including additional Phase 3 regulatory filing and commercialization activities for tebipenem HBr in the GSK Territory (as defined below). See “Collaboration, License and Service Agreements - Tebipenem HBr Agreements - GSK License Agreement” below for additional information.

QIDP Designation

The FDA has also designated tebipenem HBr as a QIDP for the treatment of cUTI, Community-acquired pneumonia (“CABP”) and diabetic foot infections (“DFI”) under the Generating Antibiotic Incentives Now (“GAIN”) Act. Among other benefits of a QIDP designation, the first marketing application for the QIDP-designated drug qualifies for priority review by the FDA. The QIDP designation for tebipenem HBr, however, does not guarantee a faster development process or ensure FDA approval. Further, if tebipenem HBr is approved for the treatment of cUTI, CABP or DFI, the FDA’s QIDP designation previously granted to tebipenem HBr for those indications will entitle the drug product to receive a one-time five-year extension to any non-patent exclusivity period awarded to tebipenem HBr in the United States, such as a five-year New Chemical Entity exclusivity granted under the Hatch-Waxman Act, among other possible periods of regulatory exclusivity that would qualify for a GAIN exclusivity extension.

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

SPR206 is a direct acting IV-administered agent that has demonstrated single-agent antibacterial activity in both in vitro and in vivo models of infection against Gram-negative bacteria, including organisms identified by the CDC as urgent or serious threats to human health, including CRAB, CRE, MDR PA and ESBL-producing Enterobacterales.

In January 2020, we reported results from a Phase 1 clinical trial designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. In the Phase 1 clinical trial, SPR206 was well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and demonstrated a safety profile that we believe supports the further development of SPR206. In this SAD and MAD Phase 1 clinical trial, a total of 96 healthy volunteers were randomized to receive SPR206 or a placebo. All reported adverse events were mild to moderate and there were no reported severe or serious adverse events. There were no subjects with clinically significant changes in laboratory tests during the study. SPR206 was well-tolerated at doses up to 100 mg administered three times a day, a total of 300 mg daily, for 14 consecutive days and no evidence of nephrotoxicity was observed at this dose and duration. Pharmacokinetic data across the cohorts indicate dose linearity and dose proportionality as well as mean plasma drug exposures of SPR206 that are concordant with preclinical models predictive for clinical efficacy against target Gram-negative pathogens.

SPR206 has been granted QIDP designation by the FDA for the treatment of cUTI and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP). We have multiple patent applications pending for SPR206 that we believe will provide SPR206 protection globally through 2039, including the United States and Europe. In October 2022, the U.S. Patent and Trademark Office issued U.S. Patent No. 11,459,357, which covers the SPR206 composition of matter and formulations thereof as well as methods of treating a bacterial infection with SPR206. The patent is assigned to us and has a lifespan extending into at least June 2039.

In September 2022, we received a $5.0 million payment from Pfizer, Inc. (“Pfizer”) in connection with the achievement of a regulatory milestone specified in a license agreement for SPR206.

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
•
SPR206 appears to be a safe and potent IV-administered direct-acting agent. SPR206 is designed to interact with lipopolysaccharide (“LPS”) to disrupt the outer membrane. SPR206 is also designed to have direct antibiotic activity, while retaining potentiator activity, including activity against P.aeruginosa and A.baumannii. Data from SPR206 in vitro and in vivo good laboratory practice (“GLP”) safety pharmacology and absorption, distribution, metabolism, and excretion (“ADME”) studies and 14-day, two-species GLP toxicology studies provide support for an acceptable safety profile, which led to SPR206’s designation as a clinical candidate and the initiation of Phase 1 clinical trial in December 2018. Phase 1 data demonstrates that SPR206 is well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and has a safety profile that we believe supports the further development of SPR206. We are developing SPR206 as a treatment for high-risk patients with suspected or known Gram-negative infections such as CRE, CRAB and MDR PA to prevent mortality and reduce the length of stay in the hospital setting.

SPR206 Development Plan

In Vitro Activity of SPR206 against MDR Gram-Negative Bacteria

Results from multiple susceptibility studies against contemporary clinical isolates suggest that SPR206 possesses potent activity against CRAB, MDR PA and MDR Enterobacterales.

Advancing SPR206 into Two Phase 1 Clinical Trials in 2021

In June 2021, we initiated a Phase 1 BAL clinical trial assessing the penetration of SPR206 into the pulmonary compartment and a RIS clinical trial of SPR206. Both studies were completed in the fourth quarter of 2021. On February 16, 2022, we announced positive topline results from the Phase 1 BAL clinical trial. Results showed that SPR206 was generally well-tolerated with a mean lung ELF to plasma concentration ratio of 0.264, with AUC from 0-8 hours used to estimate the total uptake of SPR206. Importantly, the mean concentration of SPR206 in the lung ELF exceeded the SPR206 MIC for targeted gram-negative pathogens for the entirety of the 8-hour dosing period. The Phase 1 RIS trial for SPR206 has been completed and final safety and PK data has been transferred, advancing the program forward. Final dose recommendations, including any adjustments for patients with renal impairment, are expected after completion of ongoing non-clinical studies and pharmacology analyses.

The Phase 1 BAL clinical trial was an open-label study that enrolled thirty healthy volunteers into five cohorts. Subjects received three 100 mg doses of SPR206 infused every eight hours over one day. The objectives of the study were to evaluate the intrapulmonary PK, including ELF and alveolar macrophage (“AM”) concentrations of SPR206 compared to plasma concentrations. These data are important to establish dose requirements for clinical efficacy of SPR206 in the setting of hospital-acquired pneumonia (“HAP”)/ventilator-associated pneumonia (“VAP”). This study was conducted in collaboration with, and with financial support from, the United States Department of Defense ("DoD") (Award No. W81XWH1910295). The initiation of this clinical trial triggered the first of two milestone payments related to the study from our development partner, Everest Medicines II Limited (“Everest”).

The Phase 1 RIS clinical trial was an open-label study that enrolled forty volunteers into five cohorts. Cohort 1 was healthy volunteers, cohorts 2-4 were clinically stable subjects with various degrees of renal impairment, and cohort 5 was clinically stable subjects with end stage renal disease (“ESRD”) on hemodialysis. Subjects received a single 100 mg infusion of SPR206. The objectives of the study were to evaluate the PK of SPR206 in healthy subjects and in those with various degrees of renal impairment, including ESRD. These data are important to establish if the concentrations of SPR206 are impacted by differences in renal function and whether dose adjustments for SPR206 would be recommended in such context. This study was conducted in collaboration with, and with financial support from, the DoD (Award No. W81XWH1910295).

We expect to submit an IND application to the FDA to support a Phase 2 clinical trial of SPR206 in the fourth quarter of 2023. The planned trial is designed to enroll patients with MDR pathogens. It is supported by preclinical data as well as the results of multiple Phase 1 clinical trials. These Phase 1 trials have demonstrated SPR206's lack of nephrotoxicity at predicted therapeutic dose levels and its ability to continuously achieve mean lung ELF exposures above the MIC for targeted Gram-negative pathogens, when administered three times daily at 100 mg.

Our Strategy

Our goal is to identify, develop and commercialize novel treatments for bacterial infections, including MDR bacterial infections, focusing on areas of high unmet medical need for safe and effective antibiotic treatments. Key elements of our strategy are as follows:

•
Advance our lead product candidate SPR720 to regulatory approval for NTM pulmonary disease. We believe there is a significant opportunity to develop products for underserved “orphan” infectious disease areas, such as NTM pulmonary disease. These markets offer the attributes of fewer branded or generic competitors as well as chronic therapy. We believe our drug candidate SPR720 has the potential to be the first oral antibiotic approved for the treatment of NTM pulmonary disease. In June 2019, SPR720 was the focus of an equity investment by the Novo REPAIR Impact Fund for $10 million, as well as a collaboration with Gates MRI to further the development of SPR720 for TB. We may seek to acquire other product candidates for other underserved, debilitating orphan infectious diseases.
•
In partnership with GSK, advance tebipenem HBr through completion of proposed Phase 3 clinical trial and advise and consult with GSK through the regulatory approval process. We granted GSK an exclusive license to develop and commercialize tebipenem pivoxil and tebipenem pivoxil HBr in all territories, except Japan, and certain other Asian countries, territories which will be retained by our partner Meiji. We will be responsible for execution and costs of the tebipenem HBr follow-up Phase 3 clinical trial in the United States. GSK will be responsible for the execution and costs of commercial activities for tebipenem HBr in the United States, as well as territories outside of the United States (not including the Meiji Territory (as defined below).
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
•
Continue to pursue collaborations with non-commercial organizations for scientific expertise and funding support. We have received funding support from BARDA, the United States National Institute of Allergy and Infectious Diseases (“NIAID”), the DoD and the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) a public-private partnership funded by BARDA within the United States Department of Health and Human Services. We intend to continue to collaborate with government agencies and non-profit foundations to support the development of our product candidates.
•
Expand our portfolio of product candidates for the treatment of MDR infections. Since our inception, we have focused on identifying and developing antibiotics to treat bacterial infections, including MDR infections, and we are using our expertise to aggressively build and expand a portfolio of product candidates for the treatment of such infections where the unmet need exists, and no viable generic alternatives are available. Our management team has deep-rooted relationships in the academic, medical and corporate infectious disease community, which provide us visibility into new and innovative therapies under development. Our focus in assessing product candidates relies on three principles: 1) unmet medical need, 2) novel mechanism to overcome resistance and 3) convenience for patients. We believe the greatest unmet medical needs for safe and effective antibiotic treatments lie among infections due to MDR bacteria, as patients with these infections often have limited or inadequate therapeutic options, leading to high rates of mortality. The increasing prevalence of drug resistance and MDR bacteria, and the limitations of existing therapies and traditional drug development approaches, highlight the critical need for novel therapies capable of overcoming resistance, particularly orally administrable agents.

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

SPR720 Agreements

Gates MRI Collaboration

In June 2019, we entered into a collaboration with the Bill and Melinda Gates Medical Research Institute (the “Gates MRI”), a nonprofit research institution wholly owned by the Bill and Melinda Gates Foundation, to develop SPR720 for the treatment of lung infections caused by Mycobacterium TB. In furtherance of the Gates MRI’s charitable purposes, we also granted the Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of TB in low- and middle- income countries. Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB, as well as certain collaborative research activities performed by us.

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

Tebipenem HBr Agreements

GSK License Agreement

On November 7, 2022, we closed the transactions contemplated by the GSK License Agreement, which was entered into on September 21, 2022. Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize tebipenem pivoxil and tebipenem HBr and products that contain tebipenem pivoxil and tebipenem HBr (the “GSK Licensed Products”) in all territories, except certain Asian countries previously licensed to Meiji (Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam (the “Meiji Territory”)) (the “GSK Territory”). If our license with Meiji is terminated, or if Meiji forfeits or loses its rights to develop, manufacture and commercialize tebipenem HBr and products that contain tebipenem HBr in any countries in the Meiji Territory, then GSK will have an exclusive first right to negotiate with us to add any such countries to the GSK Territory.

Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine, and GSK also invested $9.0 million in our common stock. Remaining potential payments are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
From FDA acceptance of clinical protocol, commencement of Phase 3 study through NDA submission	$150.0 (in tranched milestones)
Total commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales

Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

We will be responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK will be responsible for the execution and costs of any additional further development, including additional Phase 3 regulatory filing and commercialization activities for tebipenem HBr in the GSK Territory. We will also be responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr. A joint development committee has been established between GSK and us to coordinate and review development activities for tebipenem HBr in the United States.

Unless earlier terminated due to certain material breaches of the GSK License Agreement or by GSK for convenience, or otherwise, the GSK License Agreement will expire on a jurisdiction-by-jurisdiction and GSK Licensed Product-by-GSK Licensed Product basis on the latest to occur of (i) loss of patent exclusivity, (ii) loss of regulatory exclusivity or (iii) ten years following the date of the first commercial sale of such licensed product in such country (the “GSK Royalty Term”). During the GSK Royalty Term, we have agreed not to develop, manufacture or commercialize any oral carbapenem for any indication or any oral antibiotic for cUTI; this restriction does not apply to any third party which acquires control of us after the date of the GSK License Agreement if certain conditions are met.

We have the right to terminate the GSK License Agreement upon a material breach by, or bankruptcy of, GSK. GSK has the right to terminate the GSK License Agreement at any time upon a specified number of days’ notice or upon a material breach by, or bankruptcy of, us. In addition, in the event that GSK has the right to terminate the GSK License Agreement due to a breach by us, GSK may elect not to terminate the GSK License Agreement and in lieu thereof may assume the responsibility and expense of development of tebipenem HBr in the United States, in which event GSK’s obligation to make further development payments to us would cease, and/or to reduce all subsequent commercial and sales milestone payments and royalty payments otherwise due by GSK to us under the GSK License Agreement by 50%.

The GSK License Agreement contains representations and warranties, other covenants, indemnification provisions and other terms and conditions customary for transactions of the type contemplated by the GSK License Agreement. In support of certain of its rights to indemnification, GSK also has certain rights to suspend payments otherwise owed to us, as well as the right to offset payments otherwise owed to the Company against certain indemnifiable claims.

Meiji Agreements

To support our development of tebipenem HBr, in June 2017 we entered into an exclusive License Agreement with Meiji (the “Meiji License”). Pursuant to the Meiji License, we obtained know-how, data and regulatory documents that have supported the development of tebipenem HBr and which we believe will help support the regulatory approval of tebipenem HBr.

We and our collaboration partners retain exclusive rights to commercialize tebipenem HBr throughout the world, except in Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, where Meiji will have exclusive rights to commercialize tebipenem HBr. With Meiji, we have established a joint development committee for the management of the development of tebipenem HBr, including any joint, cross-territory studies that may be undertaken by the parties, if any. In addition, the parties have established a joint commercialization committee to coordinate information sharing relative to the commercialization of tebipenem HBr.

Meiji and we have granted each other exclusive cross-licenses to our respective tebipenem intellectual property, including know-how and regulatory documentation. The license granted to us by Meiji includes certain know-how that Meiji received from a global pharmaceutical company, to which we refer as Global Pharma, as described below. As such, our rights to the Global Pharma know-how component are non-exclusive.

Under the Meiji License, we have paid Meiji a one-time non-refundable upfront fee of $0.6 million, a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in our Phase 1 clinical trial of tebipenem HBr in October 2017 and a $1.0 million milestone payment upon submission of the NDA for tebipenem HBr in October 2021. We are obligated to pay Meiji future clinical and regulatory milestone payments up to an aggregate of $1.0 million and royalties of a low single-digit percentage based on net sales of tebipenem HBr. Additionally, we are obligated to pay Meiji a percentage of certain amounts received from any sublicensees, up to an aggregate of $7.5 million, of which we paid $6.6 million in the fourth quarter of 2022.

Some of the know-how that we received under the Meiji License to support tebipenem HBr development was originally obtained by Meiji through a license from Global Pharma, which we refer to as the head license. Prior to entering into the Meiji License with us, Meiji received written approval from Global Pharma permitting Meiji to enter into the Meiji License with us. Specifically, in a letter agreement between Global Pharma and Meiji entered into in January 2017, Global Pharma consented to Meiji assisting us with the transfer or license of the Global Pharma know-how and Meiji know-how on a non-exclusive basis outside of those Asian countries identified above, as well as certain related matters. This letter agreement did not contemplate us having any right to sublicense the Global Pharma know-how. Prior to our entering into the GSK License Agreement, in February 2022, Meiji received written approval from Global Pharma permitting Meiji to provide us the right to sublicense the Global Pharma know-how.

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

Savior Service Agreement

In November 2018, we entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, we paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on our balance sheet and was fully amortized as of December 31, 2021. We have paid Savior an additional $5.3 million for facility build out costs, which is classified as a long-term asset on our balance sheet as of December 31, 2022.

SPR206 Agreements

Cantab Agreements

In June 2016, we entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. (“CAI”) and New Pharma License Holdings Limited (“NPLH”). This agreement allows us to acquire NPLH and its intellectual property rights and assets relating to our polymyxin products, and our next-generation potentiating agents in particular. The intellectual property portfolio we acquired includes patents that cover SPR206 as well as other novel potentiating agents, polymyxin derivatives and other LPS or outer-membrane bacterial disrupting agents. In exchange for the acquisition of NPLH, we paid PBB upfront consideration in the amount of $0.3 million and also agreed to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.0 million as of December 31, 2022) upon the achievement of a specified commercial milestone. We also agreed to pay royalties of a low single-digit percentage based on net sales of products licensed under the agreement. In addition, Spero Cantab issued equity interest in Spero Cantab and entered into a subscription agreement and shareholders agreement with PBB. In July 2017, we repurchased PBB’s minority equity interest in Spero Cantab in exchange for a one-time non-refundable upfront fee of approximately $0.2 million and we also amended the Cantab Agreement to increase the contingent milestone payments to PBB by an aggregate of $0.1 million. The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

In addition, we held a NIAID contract that partially funded the next-generation potentiating agent development program. That contract was novated from CAI to us in December 2017. Under the contract, which was closed out as of June 15, 2021, we were obligated to pay PBB a percentage of funds received from NIAID up to a maximum of $1.3 million, which was fulfilled as of December 31, 2021.

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

Everest is responsible for all costs related to developing, obtaining regulatory approval of and commercializing SPR206 and Licensed Products in the Territory, and is obligated to use commercially reasonable efforts to develop, manufacture and commercialize Licensed Products, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee has been established between us and Everest to coordinate and review the development, manufacturing and commercialization plans with respect to Licensed Products in the Territory.

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

Pfizer License and Share Purchase Agreements

On June 30, 2021, we entered into a License Agreement (the “Pfizer License Agreement”) and a Share Purchase Agreement (the “Pfizer Purchase Agreement”) with Pfizer. Under the terms of the Pfizer License Agreement, we granted Pfizer an exclusive royalty-bearing license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Licensed Products”) globally with some territorial exceptions (the “Pfizer Territory”). The Pfizer Territory excludes the United States and the Asian markets previously licensed to Everest, those being the People’s Republic of China, including Hainan Island, the Hong Kong Special Administrative Region of the People’s Republic of China, and the Macau Special Administrative Region of the People’s Republic of China, Taiwan, the Republic of Korea (South Korea), the Republic of Singapore, Malaysian Federation, Kingdom of Thailand, the Republic of Indonesia, Socialist Republic of Vietnam and the Republic of the Philippines).

Under the terms of the Pfizer Purchase Agreement, Pfizer purchased 2,362,348 shares of our common stock at a price of $16.93 per share for a total investment of $40.0 million. Under the terms of the Pfizer License Agreement, we received no other upfront payments but are eligible to receive up to $80.0 million in development and sales milestones, and we may also receive high single-digit to low double-digit royalties on net sales of SPR206 in the Pfizer Territory. Achievement of these payments cannot be guaranteed. We and Pfizer agree that upon Pfizer’s request, the parties will negotiate in good faith regarding procuring a clinical or commercial supply of the compound.

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

Government Awards

Through December 31, 2022, we have committed funding support of up to an aggregate of $68.7 million in non-dilutive funding from BARDA, NIAID, the DoD and concluded awards from CARB-X, SBIR and the DoD, with the potential to receive a total of up to $98.8 million (inclusive of amounts we have already received) if certain options are exercised. The awards are subject to termination for convenience at any time by the granting government agency, and the granting government agency is not obligated to provide funding to us beyond the base period amounts from Congressionally approved annual appropriations. These awards are structured in the following manner:

•
BARDA award to support the further clinical development of tebipenem HBr. The BARDA award provides total reimbursement to us of up to $59.7 million for qualified expenses for tebipenem HBr development. The award initially committed funding of $15.7 million over a three-year base period from July 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to approximately $18.2 million. In January 2020, BARDA exercised its first option under the contract, committing $15.9 million for tebipenem HBr through November 2021. In October 2021, BARDA extended the period of performance for the first contract option through December 15, 2022. In October 2022, BARDA extended the period of performance for the first contract option through December 15, 2023. Total committed funding under the BARDA award as of December 31, 2021 was $34.0 million, including the first option exercised in 2020. There is a second option exercisable by BARDA for $12.7 million of funding, subject to specified milestones being achieved under the award agreement and program direction. On January 19, 2022, BARDA added, and exercised, a new option to the original award, increasing the total amount of committed funding by $12.9 million to $46.9 million, increasing the total potential contract value to $59.7 million. In September 2022, remaining funding from the $12.9 million option was reprogrammed to support clinical trials for patients with cUTIs, including acute pyelonephritis. The Defense Threat Reduction Agency (“DTRA”) will provide up to $10.0 million in addition to the total potential $59.7 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing tebipenem HBr in these areas, we will not receive any funds directly from DTRA.
•
NIAID funding for SPR206. The NIAID contract for SPR206 awarded in 2016 provides for total development funding of up to $6.5 million over a base period and three option periods. To date, funding for the base period and the first two option periods, totaled $5.9 million before the contract was closed out in June 2021. In May 2021, a new NIAID contract was awarded for SPR206 providing total development funding of up to $23.4 million, of which $6.2 million has been committed. The award initially committed funding of $2.1 million over a two-year base period from May 2021 to January 2023 for non-clinical, regulatory, and CMC activities. In December 2022, NIAID extended period of performance for the base period until August 16, 2023. In December 2022, the contract was modified to include additional funding of approximately $0.1 million, increasing the amount of base period committed funding from $2.1 million to $2.2 million. This increased the total potential contract value to $23.5 million. In October 2022, NIAID exercised its first option under the contract, committing $4.0 million for SPR206 through April 2025.
•
DoD funding for SPR206. In July 2019, we were awarded a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program, which supported, over a four-year period, the development of SPR206. The funding covered the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. As of December 31, 2022, all activities under this award were completed and this award was closed out.

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

Spero-Owned Intellectual Property Relating to Compounds Under Development

We have patent applications directed to the composition of matter, formulation and/or use of SPR720, tebipenem HBr and SPR206 pending in the United States, Europe, Japan and other countries.

NTM Disease Program (SPR720)

Our intellectual property portfolio for our DNA Gyrase Inhibitor program includes issued patents and pending patent applications directed to composition of matter for SPR720, and its close analogs and prodrugs, novel solid forms of SPR720 and its prodrugs, methods of manufacture, and methods of treatment using SPR720 alone and in combination with other antibiotic compounds. All patents and patent applications in the portfolio are wholly owned by us. As of December 31, 2022, we owned 11 issued United States patents, 91 issued foreign patents, seven pending foreign patent applications and one pending PCT application. The issued and foreign patents are in a number of jurisdictions including the European Union and its member states, Argentina, Australia, Brazil, Canada, China, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines,

Russia, Singapore, South Africa, and Taiwan. Issued United States and foreign patents, and patents issuing from pending United States and foreign applications, will have statutory expiration dates of January 2032, June 2032, July 2033 and October 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

Tebipenem HBr Oral Carbapenem (Tebipenem Pivoxil Hydrobromide)

Our tebipenem HBr program contains one issued and three pending United States patent applications, and eight issued and 37 pending foreign patent applications covering novel preparations of tebipenem pivoxil hydrobromide as of December 31, 2022, all wholly owned by us. The issued foreign patents are issued in Australia (2), Brazil, Japan, Mexico, New Zealand and South Africa (2). Foreign patent applications are pending in Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office, the European Patent Office, Egypt, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Singapore, Thailand, Vietnam, and South Africa. United States and foreign patents covering our tebipenem pivoxil hydrobromide preparations will have statutory expiration dates of December 2037, February 2038, and November 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

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

Next-Generation Potentiator Product (SPR206)

The intellectual property portfolio for our next-generation polymyxin program contains patent applications and issued patents directed to a composition of matter for polymyxin-like compounds with different structural features, pharmaceutical compositions comprising the same, and methods of use for these novel compounds and compositions. As of December 31, 2022, we owned two United States patent and three pending United States patent applications, 57 foreign patents, and 30 pending foreign patent applications in a number of jurisdictions including Argentina, Australia, Brazil, Canada, China, Colombia, the European Patent Office, India, Israel, Japan, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, Taiwan, Ukraine and Venezuela. Issued United States or foreign patents and any patents issued from pending United States or foreign applications covering our next-generation polymyxin program will have a statutory expiration date of May 2034, March 2035, November 2035 or June 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

In October 2022, the USPTO issued U.S. Patent No. 11,459,357, which covers the SPR206 composition of matter and formulations thereof, as well as methods of treating a bacterial infection with SPR206. The patent is assigned to us and has a lifespan extending into at least June 2039.

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

We are developing SPR720 to be the first approved oral treatment for NTM pulmonary disease. There are currently no oral agents approved to treat NTM pulmonary disease. Only one drug is approved to treat NTM infection that would potentially compete with SPR720 called Arikayce from Insmed, an inhaled version of a commonly used drug in the hospital setting called amikacin. It should be noted that combination therapy is recommended for treating this condition. There are also a number of late-stage product candidates in clinical development by Paratek Pharmaceuticals, Inc., AN2 Therapeutics, Inc. and Insmed, Inc. that are intended to treat refractory disease and first-line treatment of disease due to MAC or M. absesssus.

We believe the key competitive factors that will affect the development and commercial success of our partnered product candidate, tebipenem HBr, if approved, will be efficacy, coverage of drug-resistant strains of bacteria, safety, and tolerability profile, reliability, the convenience of oral dosing, price, availability of reimbursement from governmental and other third-party payers and susceptibility to drug resistance.

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

We are also developing SPR206 as an innovative IV-administered agent for Gram-negative infections in the hospital. If approved, SPR206 would compete with several IV-administered products marketed for the treatment of Gram-negative infections, including ceftazidime-avibactam (Avycaz) from Allergan plc and Pfizer Inc., ceftolozane-tazobactam (Zerbaxa) from Merck & Co., plazomicin (Zemdri) from Cipla Therapeutics, Inc., eravacycline (Xerava) from Tetraphase Pharmaceuticals, Inc., meropenem-vaborbactam (Vabomere) from Melinta Therapeutics, Inc, cefiderocol (Fetroja) from Shionogi & Co. Ltd., and imipenem-relebactam (Recarbrio) from Merck & Co. Each of these products and product candidates employs a mechanism of action that differs from the mechanism of action employed by SPR206.

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
•
FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue even after the IND is submitted and human clinical trials have begun. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

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

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or potentially animal studies to assess toxicity or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022 (P.L. 117-328), amended both the FDCA and PHSA to specify that nonclinical testing for drugs and biologics, respectively, may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. Results from one trial may not be predictive of results from subsequent trials. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy ("REMS") if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

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

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a CRL or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

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

In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these recent amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on FDA’s website. Congress also recently amended the law to give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

FDASIA also included the Generating Antibiotics Incentives Now Act (the "GAIN Act") which directed the FDA to implement the QIDP designation program. The GAIN Act created incentives for the development of antibacterial and antifungal drug products for the treatment of serious or life-threatening infections. A therapeutic candidate designated as a QIDP is eligible for fast track designation, and the first marketing application submitted for a specific drug product and indication for which QIDP designation was granted will be granted priority review. A subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review. As discussed further below under “Qualified Infectious Disease Product Exclusivity,” the GAIN Act also provides the possibility of a five-year exclusivity extension that is added to any other marketing exclusivity for which a QIDP-designated drug qualifies upon FDA approval.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that for seven years, the FDA may not approve any other marketing applications for the same drug for the same indication, except under limited circumstances described further below. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different conditions. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve different drugs for use in treating the same indication or disease, which could create a more competitive market for our drug products, if approved for marketing in the future. Additionally, if a drug designated as an orphan product receives marketing approval for an indication broader than what was designated, it may not be entitled to orphan drug exclusivity. Recent court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.

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

Before clinical trials may be conducted in any EU Member State, a sponsor must submit a clinical trial authorization application (“CTA”), which must be approved in each country in which the sponsor intends to perform a clinical trial. The procedure for submitting a CTA was set forth in an existing EU Clinical Trial Directive. However, the way clinical trials are conducted in the EU underwent a major change when the Clinical Trial Regulation became effective, which occurred on January 31, 2022. The Regulation harmonizes the assessment and supervision processes for clinical trials throughout the EU, via an EU portal and database. Under the EU Clinical Trials Regulation, a harmonized assessment and supervision processes was implemented as of January 31, 2022 for clinical trials throughout the EU, via a Clinical Trials Information System (“CTIS”). The CTIS contains the centralized EU portal and database for clinical trials conducted in the EU and will allow for a centralized review process. This harmonized submission process is mandatory for new CTA submissions as of February 1, 2023. For ongoing clinical trials, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States. In addition to the Inflation Reduction Act of 2022 (the "IRA") drug price negotiation provisions summarized above, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. As of February 1, 2023 the report had not been released but it is expected to further inform the current Administration’s priorities and activities in this area.

In August 2022, President Biden signed into the law the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities but their impact on the biopharmaceutical industry in the United States remains highly uncertain.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. We currently employ internal resources to manage our manufacturing. We currently have two suppliers for tebipenem HBr’s active pharmaceutical ingredient. Each supplier would be capable of producing kilogram quantities for commercial scale and would be able to produce over 10kg of an active pharmaceutical ingredient under cGMP conditions.

Human Capital

As of December 31, 2022, we had 35 employees, including a total of 10 employees with M.D. or Ph.D. degrees. Of these employees, 18 employees were primarily engaged in research and development activities, and 17 provide administrative, business and operations support. All of these employees were based in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

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

Risks Related to Product Development and Commercialization

Our ability to realize the value of tebipenem HBr depends on us obtaining FDA approval. Even if such approval is obtained, the timeline of, and any requirements imposed as of part of, such approval may impact the attractiveness of eventual commercialization of tebipenem HBr through our partnership with GSK.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of tebipenem HBr as a product candidate for the treatment of bacterial infections causing cUTI. Our ability to realize the value of tebipenem HBr depends on the potential FDA approval, and the expected timeline and other requirements that would affect the attractiveness of eventual commercialization of tebipenem HBr through our partnership with GSK. Further, as part of any approval, the FDA could impose labeling requirements restricting the use of tebipenem HBr, which could reduce its commercial prospects, unless such requirements are subsequently modified to reduce such restrictions. If any of these outcomes occur, our business could be materially harmed.

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

Even if we or our partners are able to commercialize any of our product candidates, the product may become subject to unfavorable pricing regulations, or third-party payor coverage and reimbursement policies that could harm our business.

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

Certain of our product candidates are designed to treat bacterial infections, including drug-resistant infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. We cannot predict whether or when bacterial resistance to any of such product candidates may develop.

For example, as a carbapenem, tebipenem HBr is not active against organisms expressing a resistance mechanism mediated by enzymes known as carbapenemases. Although occurrence of this resistance mechanism is currently rare, we cannot predict whether carbapenemase-mediated resistance will become widespread in regions where we tebipenem HBr may be marketed if it is approved. The growth of drug resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of any of our product candidates outside of controlled hospital settings, could contribute to the rise of resistance. If resistance to any of our product candidates becomes prevalent, our ability to generate revenue from such product candidates could suffer.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our product candidates, SPR720, tebipenem HBr and SPR206, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation ("GDPR") in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union, including by companies outside of the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, such as COVID-19, or other events beyond our control occurred that prevented us from using all or a significant portion of our office, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time.

The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.

In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. We continue to closely monitor the recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in COVID-19 vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of new strains or variants of the coronavirus, and supply chain and labor shortages. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations. As a result of the COVID-19 pandemic or similar pandemics, we have experienced, and may in the future experience, certain disruptions that could materially impact our business, preclinical studies and clinical trials.

We are continuing to monitor and assess the effects of the COVID-19 pandemic on our operations. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our business, operations, preclinical studies and clinical trials due to uncertainties relating to variants, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, the COVID-19 pandemic could continue to adversely affect the economies and financial markets of many countries, which could result in an economic downturn that could affect demand for our products and likely impact our operating results.

Risks Related to Our Financial Position and Need for Additional Capital

We have not generated any revenue from the sale of our products, have a history of losses and expect to incur substantial future losses; if we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted, and that could have a material adverse effect on our business, results of operations and financial condition.

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net loss was $46.4 million during the year ended December 31, 2022. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our current operating plans, we believe that our cash runway will be sufficient to fund us beyond 2024. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will continue to increase as we commence and advance our ongoing and planned clinical trials and other studies of SPR720, tebipenem HBr and SPR206. If we obtain marketing approval for any product candidate, we expect to incur significant expenses related to development, product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our current operating plans, we believe that our cash runway will be sufficient to fund us beyond 2024. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and terms of the potential FDA approval of tebipenem HBr;
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

As of December 31, 2022, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID for SPR206 and an award from the DoD CDMRP Joint Warfighter Medical Research Program for SPR206.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170) with the SEC on March 11, 2021, which was declared effective on March 29, 2021 and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the Sales Agreement that we entered into with Cantor Fitzgerald & Co. (“Cantor”). Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement.

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

As of December 31, 2022, we had United States federal, state and foreign net operating loss carryforwards ("NOLs") of $291.9 million, $282.9 million and $4.6 million, respectively. The federal NOLs of $73.0 million will expire at various dates from 2033 to 2037 and approximately $218.9 million can be carried forward indefinitely. The state NOLs begin to expire in 2033 and will expire at various dates through 2039. The foreign NOLs do not expire. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We completed an analysis under Section 382 through December 31, 2022 and concluded we had experienced ownership changes in the past. However, the ownership changes did not result in a limitation that at this time would materially reduce the total amount of NOLs and credits that can be utilized. We believe we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. If additional ownership changes are identified in the future, our ability to use our historical NOLs may be materially limited and will impact our future operating results by effectively increasing our future tax obligations.

Under current United States federal tax legislation, although the treatment of NOLs arising in tax years beginning on or before December 31, 2017 has generally not changed, NOLs arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income. In addition, net operating losses arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, as opposed to the 20-year carryforward under prior law.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established in 2013 and began operations in 2014. Our operations to date have been limited to financing and staffing our company, developing our technology and our product candidates. We have not yet demonstrated an ability to successfully obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We, and certain of our executive officers, were named as defendants in two purported class action lawsuits that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Kashif Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon filed an amended complaint on December 5, 2022. The amended complaint generally alleges the same arguments provided in the original complaint. We notified the Court of our intention to file a motion to dismiss the amended complaint in its entirety. The Court held a conference on February 22, 2023 and set a date of March 31, 2023 for us to file a motion to dismiss.

We intend to engage in a vigorous defense of the lawsuit. However, we are unable to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us would have a material adverse effect on our financial condition and business. We could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, this matter could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

Risks Related to Our Dependence on Third Parties

We may not achieve the milestones triggering payments to us in our license and collaboration agreements with third parties.

We have and may continue to seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 14 (“License, Collaboration and Service Agreements”) to the audited financial statements filed herewith. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates. If that occurs, we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenue could be delayed, impaired or foreclosed.

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

We are a party to agreements with Meiji and GSK for tebipenem HBr, Vertex Pharmaceuticals for SPR720 and Everest Medicines and PBB Distributions Limited for SPR206, and we may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

For example, we have the Meiji License that gives us rights outside of the Meiji Territory to develop, manufacture, and commercialize tebipenem HBr as well as the right to use, cross-reference, file or incorporate by reference any information and relevant Meiji regulatory documentation to support any regulatory filings outside of the Meiji Territory. In addition, we have the right to develop, manufacture and have manufactured tebipenem HBr in the Meiji Territory solely for the purpose of furthering development, manufacturing and commercialization of tebipenem HBr outside of the Meiji Territory. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize tebipenem HBr and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis. The Meiji License requires us to pay future milestone payments of up to $1.0 million upon the achievement of specified regulatory milestones and royalties of a low single-digit percentage on net sales on a country-by-country basis.

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine. Remaining potential payments are milestone based, and are (i) approximately $150.0 million in payments for the achievement of development milestones, (ii) up to $150.0 million in commercial milestone payments, (iii) up to $225.0 million in sales milestone payments, and (iv) tiered low single-digit to low double-digit royalties on net sales of GSK Licensed Products in the GSK Territory.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates, including interference proceedings before the U.S. Patent and Trademark Office. Intellectual property disputes arise in a number of areas including with respect to patents, use of other proprietary rights and the contractual terms of license arrangements. Third parties may assert claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. With respect to our Meiji License of certain know-how and regulatory documents concerning tebipenem pivoxil, we are neither a party to, nor an express third-party beneficiary of, the letter agreements, which were signed in January 2017 and in February 2022, between Meiji and Global Pharma consenting to Meiji’s arrangements with us. As such, if any dispute among the parties were to occur, our direct enforcement rights with respect to the letter agreements may be limited or uncertain.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of December 31, 2022, we have two registered United States trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

In addition, any proprietary name we propose to use with any product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

The time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our product candidates we seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborators are permitted to market any of our product candidates in the United States until we or they receive regulatory approval of an NDA from the FDA.

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

If we or our partners are unable to obtain marketing approval in international jurisdictions, we will not be able to market our product candidates abroad.

In order to market and sell our product candidates in the European Union and many other jurisdictions, we or our partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain approval from regulatory authorities in other countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our partners may not obtain approvals from regulatory authorities outside the United States on a timely basis or at all.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the effect of such changes on the marketing approvals of our product candidates, if any, may be. As another example, in 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. The drug pricing plan released by DHHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing DHHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.

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

On May 3, 2022, we implemented a restructuring that reduced our workforce from 146 full-time employees as of December 31, 2021 to 41 full-time employees as of the end of the second quarter of 2022 following the restructuring. Pursuant to the restructuring and effective as of July 2, 2022, Cristina Larkin separated from us as our Chief Operating Officer and David Melnick, M.D. separated from us as our Chief Medical Officer. While we have confidence in our remaining leadership team, including the board of directors, the restructuring may cause concerns from third parties with whom we do business and may increase the likelihood of turnover of other key officers and employees.

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

There can be no assurance that we will be able to keep the closing bid price above $1.00 per share. If we fail to satisfy the continued listing requirements of Nasdaq GS, including the Bid Price Requirement, Nasdaq may provide us with another deficiency letter regarding the continued listing requirement. If we are unable to regain compliance with the Nasdaq Listing Rules in the future, Nasdaq may take steps to delist our common stock. Such a delisting from the Nasdaq GS could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by the Nasdaq GS, our common stock may be eligible to trade on the Nasdaq Capital Market or an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq GS, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to certain affiliates of Biotechnology Value Fund, L.P. (“BVF”), each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In connection with our rights offering, which we launched in February 2020 and closed in early March 2020, we issued 2,287 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) to BVF, each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In September 2020, in connection with our underwritten public offering, we issued 3,215,000 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) to BVF, each share of which was convertible on a one-to-one basis into shares of our common stock, subject to certain ownership restrictions. As of December 31, 2022, all of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred stock has been converted into shares of our common stock. If any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

We are a smaller reporting company and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 ("Section 404") and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain a "smaller reporting company" ("SRC") and non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we do not meet the definition of a SRC and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We could qualify as a SRC if the market value of our common stock held by non-affiliates is below $250.0 million (or $700.0 million if our annual revenue is less than $100.0 million) as of June 30 in any given year.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq GS and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

A significant portion of our total outstanding shares may be sold into the market at any time, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

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

Item 3. Legal Proceedings.

Two putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Mr. Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint purports to be brought on behalf of stockholders who purchased our common stock from May 6, 2021 through May 2, 2022 (Mr. Memon’s complaint alleged a six-month longer class period than the complaint originally filed by Mr. Germond). The complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon filed an amended complaint on December 5, 2022. The amended complaint generally alleges the same arguments provided in the original complaint. We notified the Court of our intention to file a motion to dismiss the amended complaint in its entirety. The Court held a conference on February 22, 2023 and set a date of March 31, 2023 for us to file a motion to dismiss. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

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

Holders of Record

As of March 1, 2023, we had approximately eight stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for bacterial infections, including MDR bacterial infections, and rare diseases. Our lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of NTM pulmonary disease, a rare orphan disease, where treatment failure is common, and no approved therapies exist. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for NTM pulmonary infection. Our partnership-directed programs consist of tebipenem HBr and SPR206, which through our business development efforts, each have partnership relationships supporting their ongoing development. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause cUTIs, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. SPR206 is an IV-administered agent being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2022, we had an accumulated deficit of $413.9 million, and cash and cash equivalents of $109.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our current operating plans, we believe that our cash runway will be sufficient to fund us beyond 2024. During this period, our strategic refocusing prioritizes advancing SPR720 and SPR206 to key Phase 2 milestones. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs.

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

Grant Revenue

We expect that a portion of our revenue for the next few years will continue to be derived from payments under our government awards that we have currently entered into and that we may enter into in the future.

Collaboration Revenue

Collaboration revenue relates to our agreements with Everest, Pfizer and GSK.

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

In June 2019, we entered into a collaboration with Gates MRI to develop SPR720 for the treatment of lung infections caused by Mtb. In furtherance of the Gates MRI’s charitable purposes, we also granted the Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of TB in low- and middle- income countries. Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB and fund certain agreed upon collaborative research activities performed by us. Due to our assessment that we do not have a vendor/customer relationship with the Gates MRI, we recognize the funding received under the agreement as a reduction to the research and development expenses as the related expenses are incurred.

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
•
launch of commercial sales our product candidates, if approved, whether alone or in collaboration with others;
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

Restructuring

In light of our decision to suspend commercialization activities for tebipenem HBr and our strategic restructuring as announced in May 2022, our operating expenses were substantially reduced during the year ended December 31, 2022. We expect to continue to incur research and development and general and administrative expenses in 2023 to support activities under our subsequently announced GSK License Agreement that closed in November 2022. In connection with our restructuring, during the year ended December 31, 2022 we incurred approximately $11.6 million of costs in connection with the reduction in workforce related to severance pay and other restructuring costs. We incurred the majority of the costs associated with our restructuring during the second quarter of 2022.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) consists of interest expense related to the sale of future royalties and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the years ended December 31, 2022 and 2021.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2022, we had federal and state net operating loss carryforwards of $291.9 million and $282.9 million, respectively, which may be available to offset future income tax liabilities. The federal NOLs of $73.0 million will expire at various dates from 2033 to 2037 and approximately $218.9 million can be carried forward indefinitely. The state NOLs begin to expire in 2033 and will expire at various dates through 2039. In addition, as of December 31, 2022, we had foreign net operating loss carryforwards of $4.6 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $11.5 million and $2.8 million, respectively, which begin to expire in 2033 and 2028, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Funding Received from Government Contracts and Collaborations

Since our inception, we have been able to obtain partial funding for our research and development activities from government contracts, government tax incentives and collaboration arrangements. The classification within our statement of operations and comprehensive loss of the funding received under these arrangements is subject to management judgment based on the nature of the arrangements we enter into, the source of the funding and whether the funding is considered central to our business operations.

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

Revenue Recognition - GSK License Agreement

In determining the accounting treatment for the GSK License Agreement, we developed assumptions to determine the stand-alone selling price for each performance obligation in the contract. We developed the estimated standalone selling price for the license using a discounted cash flow model. To develop this model, we applied significant judgement in the determination of the significant assumptions relating to forecasted future revenues, development time lines, the discount rate, and probabilities of technical and regulatory success. We developed the estimated standalone selling price for the research and development services using a discounted cash flow model. The assumptions to develop the estimated standalone selling price for the related research and development services include estimates of costs to be incurred to fulfill its obligations associated with the performance of the research and development services, plus a reasonable margin.

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

Share-Based Compensation

We issue stock-based awards to employees and directors in the form of stock options and restricted stock units. We measure and recognize compensation expense for our stock-based awards granted to our employees and directors based on the estimated grant date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“ASC 718”), Compensation—Stock Compensation. We determine the fair value of restricted stock units based on the fair value of our common stock. We measure all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model, and we recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options and performance-based awards, the risk-free interest rate for a period that approximates the expected term of our common stock options and performance-based awards, and our expected dividend yield. In 2022, the Company granted certain awards with performance-based criteria. Certain performance-based awards are recorded as an accrued liability on the Company's condensed consolidated balance sheet and accrued over time as achievement of performance metrics become probable.

Restructuring

We made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including one-time termination benefits and other exit costs accounted for upon the announcement of our restructuring in May 2022. Restructuring charges are reflected in our consolidated statements of income.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change
Revenues:
Grant revenue	$4,930	$15,186	$(10,256)
Collaboration revenue	48,579	3,070	45,509
Total revenues	53,509	18,256	35,253

Operating expenses:
Research and development	47,593	64,526	(16,933)
General and administrative	36,483	41,701	(5,218)
Restructuring	11,630	—	11,630
Total operating expenses	95,706	106,227	(10,521)
Loss from operations	(42,197)	(87,971)	45,774
Other income (expense):
Interest income	1,106	346	760
Other income (expense), net	(55)	(395)	340
Interest expense related to the sale of future royalties	(2,605)	(1,940)	(665)
Loss on extinguishment of liability related to the sale of future royalties	(3,581)	-	(3,581)
Change in fair value of derivative liability	917	204	713
Total other income (expense), net	(4,218)	(1,785)	(2,433)
Net loss	$(46,415)	$(89,756)	$43,341

Grant Revenue

	Year Ended December 31,
	2022	2021	$ Change
BARDA Contract (Tebipenem HBr)	$2,178	$9,909	$(7,731)
NIAID Contract (SPR206)	1,736	808	928
DoD Agreement (SPR206)	1,016	4,469	(3,453)
Total revenue	$4,930	$15,186	$(10,256)

Grant revenue recognized during 2022 and 2021 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during 2022 was primarily due to a decrease of $7.7 million in funding under our BARDA contract for tebipenem HBr, a decrease of $3.5 million in funding under our DoD agreement relating to SPR206, partially offset by an increase of $0.9 million in qualified expenses incurred under our NIAID award relating to SPR206.

Collaboration Revenue

During the year ended December 31, 2022 we recognized collaboration revenue of $46.1 million related to our agreement with GSK, $1.8 million related to our agreement with Pfizer, and $0.7 million related to milestones earned under our agreement with Everest. During the year ended December 31, 2021 we recognized collaboration revenue of $1.8 million related to our agreement with Pfizer consisting primarily of the delivery of the license for SPR206 in ex-U.S. and ex-Asia territories and $1.3 million related to milestones earned under our agreement with Everest.

Research and Development Expenses

	Year Ended December 31,
	2022	2021	$ Change
Direct research and development expenses by program:
SPR720	$2,793	$2,156	$637
Tebipenem HBr	17,064	28,882	(11,818)
SPR206	4,424	6,249	(1,825)
Unallocated expenses:
Personnel related (including share-based compensation)	18,918	22,667	(3,749)
Facility related and other	4,394	4,572	(178)
Total research and development expenses	$47,593	$64,526	$(16,933)

Direct costs related to our SPR720 program increased by $0.6 million during 2022 compared to 2021, due to increased clinical and preclinical activity during the period related to our Phase 2a clinical trial of SPR720, which we initiated in the fourth quarter of 2022. We expect to continue to incur direct costs related to SPR720 as we progress preclinical and clinical activities. During the year ended December 31, 2022, we did not record a reduction to direct costs related to our SPR720 program related to activities funded by Gates MRI. During the year ended December 31, 2021, direct costs related to our SPR720 program reflected a $1.5 million reduction to expense related to activities funded by Gates MRI.

Direct costs related to our tebipenem HBr program decreased by $11.8 million during 2022 compared to 2021 primarily due to the reduced program activity as a result of our strategic restructuring announced in May 2022 and further described in Note 10 – Restructuring to the Financial Statements. During the year ended December 31, 2022, direct costs related to tebipenem HBr included $6.6 million paid to Meiji, as a percentage of certain amounts received from any sublicensees, out of the $7.5 million we are obligated to pay under the Meiji License.

Direct costs related to our SPR206 program decreased by $1.8 million during the year ended December 31, 2022, primarily due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

The decrease in personnel-related costs of $3.7 million was primarily due to decreased research and development headcount costs related to our strategic restructuring. Personnel-related costs for the years ended December 31, 2022 and 2021 included share-based compensation expenses of $3.7 million and $4.2 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Year Ended December 31,
	2022	2021	$ Change
Personnel related (including share-based compensation)	$20,433	$22,241	$(1,808)
Professional and consultant fees	12,140	15,933	(3,793)
Facility related and other	3,910	3,527	383
Total general and administrative expenses	$36,483	$41,701	$(5,218)

The decrease in personnel-related costs of $1.8 million was primarily a result of decreased headcount costs in our commercial and general and administrative functions as a result of our strategic restructuring. Personnel-related costs for the years ended December 31, 2022 and 2021 included share-based compensation expense of $5.4 million and $5.3 million, respectively.

The decrease in professional and consultant fees of $3.8 million was primarily due to decreased commercial operation expenses related to our strategic restructuring, partially offset by legal expenses.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Restructuring

During the year ended December 31, 2022, we incurred restructuring expenses of $11.6 million related to our strategic restructuring that we announced in May 2022. Restructuring expenses for the period were primarily comprised of $8.6 million of severance and other employee costs and $3.0 million of discontinuation costs such as contract termination fees and lease impairment expenses. For further information, refer to Note 10 – Restructuring to the Financial Statements.

Other Income (Expense), Net

Other income (expense), net was $(4.2) million during 2022, compared to $(1.8) million during 2021. Total other expense for the year ended December 31, 2022 included $2.6 million in interest expense related to the sale of future royalties, $3.6 million in loss on extinguishment of liability related to the sale of future royalties and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by a $0.9 million net change in derivative liability and $1.1 million in interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreements with Everest, Pfizer and GSK. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and mostly from the proceeds of multiple common stock offerings. As of December 31, 2022, we had cash and cash equivalents of $109.1 million.

Below is a summary of some of the items impacting our liquidity and capital resources in 2022:

•
On May 3, 2022, we implemented a strategic restructuring initiative and corresponding reduction in workforce. The restructuring initiative and corresponding reduction in workforce was designed to reduce costs and reallocate resources towards the Company’s clinical development programs for SPR720 and SPR206, while maintaining key personnel needed to help preserve the value of the tebipenem HBr program.
•
On June 7, 2022, we entered into the Termination Agreement with HCR and HCR Collateral Management, LLC, as collateral agent for HCR under the previously disclosed Revenue Interest Agreement, pursuant to which the parties mutually terminated the HCR Agreements, and certain other related ancillary agreements, arrangements or understandings under or contemplated by the HCR Agreements. We were released from all of our obligations and the rights to any future revenues and collateral reverted back to us in return for a cash payment of $54.5 million. We recognized a loss on the extinguishment of $3.6 million, as reported on our condensed consolidated statement of operations and comprehensive loss.
•
In September 2022, we entered into the GSK License Agreement with respect to tebipenem HBr. Pursuant to the GSK License Agreement, we received a $66.0 million upfront payment from GSK and are eligible to receive up to $525.0 million in development, sales, and commercial milestones payments, as well as low single-digit to low double-digit tiered royalties on net product sales. In exchange, GSK received an exclusive license to develop and commercialize tebipenem pivoxil and tebipenem pivoxil HBr in all territories, except Japan, and certain other Asian countries, territories which will be retained by our partner Meiji. In connection with the GSK License Agreement, an affiliate of GSK purchased 7,450,000 shares of the Company’s common stock at a purchase price of approximately $1.20805 per share for an aggregate purchase price of $9.0 million.
•
During the year ended December 31, 2022, we sold 5,963,294 shares of our common stock under the Sales Agreement at an average price of approximately $2.46 per share for aggregate gross proceeds of approximately $14.7 million prior to deducting sales commissions.

In addition, on January 19, 2022, we announced BARDA added and exercised a new option on the contract originally awarded to us in 2018. The new option increases the total amount of committed funding by $12.9 million to $46.9 million, increasing the total potential contract value to $59.7 million. As previously announced, the DTRA is providing up to approximately $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program for tebipenem HBr. In September 2022, remaining funding from the $12.9 million option was reprogrammed to support clinical trials for patients with cUTIs, including acute pyelonephritis. The period of performance for this new option extends through December 31, 2025 and does not change the total amount of committed funding or potential contract value.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Cash used in operating activities	$(7,731)	$(64,347)
Cash provided by investing activities	33,807	7,672
Cash provided by (used in) financing activities	(29,553)	84,050
Net increase (decrease) in cash and cash equivalents	$(3,477)	$27,375

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $7.7 million, primarily resulting from our net loss of $46.4 million, adjusted for net non-cash items of $16.6 million (primarily stock-based compensation, interest expense associated with the sale of future royalties, loss on extinguishment of liability related to the sale of future royalties, change in the value of derivative liabilities and depreciation and amortization expense). Net cash provided by changes in our operating assets and liabilities was $22.1 million and consisted primarily of a $21.9 million net increase in deferred revenue, a decrease of $5.9 million in accrued expenses and accounts payable, a $5.2 million decrease in prepaid expenses and other current assets and a $1.5 million net decrease in receivables related to our tax incentive receivables and government awards.

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

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs, the timing of vendor invoicing and payments and write-offs during the second quarter of 2022 related to our strategic restructuring. Changes in deferred revenue are primarily related to our license agreement with GSK.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $33.8 million, primarily related to the maturities of marketable securities of $60.8 million, offset by purchases of marketable securities of $27.0 million.

Net cash provided by investing activities for the year ended December 31, 2021 was $7.7 million, primarily related to the maturities of marketable securities of $51.5 million, offset by purchases of marketable securities of $43.9 million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $29.6 million, consisting primarily of the $54.5 million repayment of our liability related to the sales of future royalties, partially offset by net proceeds of $14.2 million from the sale of common stock under our “at-the-market” offering program Sales Agreement, proceeds of $9.0 million related to our GSK SPA, and proceeds of $0.4 million from the exercise of employee stock options.

Net cash provided by financing activities for the year ended December 31, 2021 was $84.1 million, consisting primarily of $47.3 million in proceeds from the sale of future royalties, net of transaction costs, $27.5 million in proceeds related to the Pfizer Purchase Agreement, net proceeds of $7.8 million from the sale of common stock under our “at-the-market” offering program Sales Agreement and proceeds of $1.5 million from the exercise of employee stock options, offset by the payment of offering expenses of approximately $0.2 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our clinical programs and prepare for possible commercialization of one or more of our product candidates. In addition, we expect to incur additional costs associated with our continued operation as a public company. The timing and amount of our operating expenditures will depend largely on:

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

As of December 31, 2022, we had cash and cash equivalents of $109.1 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our current operating plans, we believe that our cash runway will be sufficient to fund us beyond 2024.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	8,266	1,690	5,420	1,156	—
Total	$8,266	$1,690	$5,420	$1,156	$—

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

Under our license agreement with Meiji, we are obligated (i) to make future milestone payments of up to $1.0 million upon the achievement of specified clinical and regulatory milestones for tebipenem HBr, (ii) to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and (iii) to pay to Meiji a low double-digit percentage of any sublicense fees received by us up to $7.5 million, of which we paid $6.6 million in the fourth quarter of 2022.

Under an agreement we entered into with PBB, we are obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical milestones and a payment of £5.0 million ($6.0 million as of December 31, 2022) upon the achievement of a specified commercial milestone for SPR206. In addition, we have agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

Under our agreement with Vertex, we are obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones related to SPR720 and to pay to Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid single-digit to low double-digit percentage based on net sales of products licensed under the agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we had cash and cash equivalents of $109.1 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. We did not have any assets classified as marketable securities as of December 31, 2022. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the United States dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spero Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of convertible preferred shares and stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - GSK License Agreement Determination of Standalone Selling Price of the License

As described in Notes 7 and 14 to the consolidated financial statements, on November 7, 2022, the Company closed the GSK plc (GSK) license agreement under which the Company received an upfront payment of $66.0 million in exchange for granting GSK an exclusive royalty-bearing license to develop, manufacture and commercialize tebipenem pivoxil and tebipenem HBr. The Company will be responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr and for providing and paying for the clinical supply of tebipenem HBr. Concurrently with the execution of the GSK license agreement, the Company entered into a stock purchase agreement with Glaxo Group Limited (GGL), an affiliate of GSK, pursuant to which GGL purchased shares of the Company’s common stock for an aggregate purchase price of $9.0 million. The fair market value of the Company’s common stock issued under the stock purchase agreement was $10.3 million. The Company identified two performance obligations, related to the license and to research and development services. The total transaction price is $64.7 million, which includes the initial payment of $66.0 million and the discount of $1.3 million related to the stock purchase agreement. The total transaction price was allocated to the performance obligations under the agreement in proportion to the standalone selling price of each obligation. Management developed the estimated standalone selling price for the license using a discounted cash flow model. In developing this estimate, management applied significant judgment in the determination of the significant assumptions relating to forecasted future cash flows, the discount rate, and the probability of success. Of the total transaction price, $45.7 million was allocated to the license performance obligation, which was fully satisfied and recognized as revenue upon delivery of the license, and the additional $19.0 million was allocated to the research and development services obligation and is being recognized over time as the services are delivered.

The principal considerations for our determination that performing procedures relating to revenue recognition and the determination of standalone selling price for the license is a critical audit matter are (i) the significant judgment by management when developing the estimate of standalone selling price for the license; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted future cash flows, the discount rate, and the probability of success; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the contractual terms of the license agreement; (ii) testing management’s process for developing the estimate of standalone selling price for the license; (iii) evaluating the appropriateness of the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions related to forecasted future cash flows, the discount rate, and the probability of success. Evaluating management’s assumptions related to forecasted future cash flows and the probability of success involved evaluating whether the assumptions used were reasonable considering (i) the consistency with data from internal and external sources including market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2023

We have served as the Company's auditor since 2016.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit, share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$109,107	$112,584
Marketable securities	—	33,818
Other receivables	1,084	2,641
Prepaid expenses and other current assets	3,379	8,829
Total current assets	113,570	157,872
Property and equipment, net	368	1,026
Operating lease right-of-use assets	5,124	6,530
Other assets	5,740	5,644
Total assets	$124,802	$171,072

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$617	$1,101
Accrued expenses and other current liabilities	8,973	14,350
Operating lease liabilities	1,690	1,362
Deferred revenue, current	10,369	1,857
Total current liabilities	21,649	18,670
Liability related to the sale of future royalties	—	48,414
Non-current operating lease liabilities	4,957	5,973
Deferred revenue, non-current	22,166	8,786
Derivative liability	—	802
Other long-term liabilities	96	138
Total liabilities	48,868	82,783
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 3,218,152 shares issued and outstanding as of December 31, 2021	—	3
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 52,456,195 shares issued and outstanding as of December 31, 2022 and 32,393,738 shares issued and outstanding as of December 31, 2021	52	32
Additional paid-in capital	489,760	455,719
Accumulated deficit	(413,878)	(367,463)
Accumulated other comprehensive gain (loss)	—	(2)
Total stockholders' equity	75,934	88,289
Total liabilities and stockholders' equity	$124,802	$171,072

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Grant revenue	$4,930	$15,186
Collaboration revenue	48,579	3,070
Total revenues	53,509	18,256

Operating expenses:
Research and development	47,593	64,526
General and administrative	36,483	41,701
Restructuring	11,630	—
Total operating expenses	95,706	106,227
Loss from operations	(42,197)	(87,971)
Other income (expense):
Interest income	1,106	346
Other income (expense), net	(55)	(395)
Interest expense related to the sale of future royalties	(2,605)	(1,940)
Loss on extinguishment of liability related to the sale of future royalties	(3,581)	—
Change in fair value of derivative liability	917	204
Total other income (expense), net	(4,218)	(1,785)
Net loss	$(46,415)	$(89,756)

Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(2.91)

Weighted average common shares outstanding, basic and diluted:	37,585,075	30,895,756

Comprehensive loss:
Net loss	(46,415)	(89,756)
Other comprehensive gain (loss):
Unrealized gain on marketable securities	2	5
Net unrealized gains (losses) on securities	2	5
Total comprehensive loss	$(46,413)	$(89,751)

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND

STOCKHOLDERS’ EQUITY

(In thousands, except unit and share amounts)

	Series A, B, C and D				Additional		Accumulated	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	3,218,287	3	29,260,247	29	409,722	(277,707)	(7)	132,040
Issuance of common stock upon the exercise of stock options	—	—	160,674	—	1,450	—	—	1,450
Issuance of common stock, net of issuance costs	—	—	475,469	1	7,830	—	—	7,831
Issuance of common stock under Pfizer Purchase Agreement, net of premium of $12.5 million and net of financing costs of $0.2 million	—	—	2,362,348	2	27,287	—	—	27,289
Conversion of convertible preferred stock to common stock	(135)	—	135,000	—	—	—	—	—
Share-based compensation expense	—	—	—	—	9,430	—	—	9,430
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(89,756)	—	(89,756)
Balances at December 31, 2021	3,218,152	3	32,393,738	32	455,719	(367,463)	(2)	88,289
Issuance of common stock upon the exercise of stock options	—	—	56,120	—	420	—	—	420
Issuance of common stock upon the vesting of RSUs	—	—	226,043	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	5,963,294	7	14,227	—	—	14,234
Issuance of common stock under GSK Share Purchase Agreement, net of discount of $1.3 million	—	—	7,450,000	7	10,271	—	—	10,278
Conversion of convertible preferred stock to common stock	(3,218,152)	(3)	6,367,000	6	—	—	—	3
Share-based compensation expense	—	—	—	—	9,123	—	—	9,123
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(46,415)	—	(46,415)
Balances at December 31, 2022	—	—	52,456,195	52	489,760	(413,878)	—	75,934

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,415)	$(89,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	869	646
Non-cash lease cost	678	471
Impairment of assets	635	—
Share-based compensation	9,123	9,430
Unrealized foreign currency transaction loss	10	13
Accretion of premium (discount) on marketable securities	13	251
Change in fair value of derivative liabilities	(917)	(204)
Non-cash interest expense associated with the sale of future royalties	2,605	1,940
Loss on extinguishment of liability related to the sale of future royalties	3,581	—
Changes in operating assets and liabilities:
Other receivables	1,196	3,050
Prepaid expenses and other current assets	5,242	(2,808)
Tax incentive receivables	351	782
Other assets	(3)	(319)
Accounts payable	(484)	(53)
Accrued expenses and other current liabilities	(5,377)	2,109
Deferred revenue, current and non-current	21,892	10,643
Other long-term liabilities	(42)	(39)
Operating lease liabilities	(688)	(503)
Net cash used in operating activities	(7,731)	(64,347)
Cash flows from investing activities:
Purchases of marketable securities	(26,970)	(43,915)
Proceeds from maturities of marketable securities	60,777	51,548
Other	—	39
Net cash provided by investing activities	33,807	7,672
Cash flows from financing activities:
Repayment of liability related to the sale of future royalties	(54,485)	—
Proceeds from the issuance of common stock, net of issuance costs	14,234	7,831
Proceeds from the issuance of common stock related to the GSK Share Purchase Agreement	10,278	—
Proceeds from the issuance of common stock related to the Pfizer Purchase Agreement	—	27,537
Proceeds from sale of future royalties, net	—	49,750
Transaction costs from sale of future royalties	—	(2,210)
Royalty payments	—	(60)
Payment of offering costs	—	(248)
Proceeds from stock option exercises	420	1,450
Net cash (used in) provided by financing activities	(29,553)	84,050
Net increase (decrease) in cash and cash equivalents	(3,477)	27,375
Cash and cash equivalents at beginning of period	112,584	85,209
Cash and cash equivalents at end of period	$109,107	$112,584

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing novel treatments for bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases. The Company's lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease. The Company's partnership-directed programs consist of SPR206 and tebipenem HBr. SPR206 is an IV-administered agent being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”) including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options.

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with a concluded collaboration agreement, funding from government contracts, licensing agreements and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $46.4 million and $89.8 million for the years ended December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $413.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these annual consolidated financial statements, the Company expects its current operating plan, existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these annual consolidated financial statements. Beyond that point, the Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other venues. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for clinical trial costs and other

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

research and development expenses and the valuation of share-based awards. There may be changes to those estimates in future periods. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of December 31, 2022, and 2021, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of December 31, 2022 and 2021, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In determining the accounting treatment for these arrangements, the Company develops assumptions to determine the stand-alone selling price for each performance obligation in the contract. The Company develops the estimated standalone selling price for the license using a discounted cash flow model. To develop this model, the Company applies significant judgement in the determination of the significant assumptions relating to forecasted future revenues, development time lines, the discount rate, and probabilities of technical and regulatory success. The Company develops the estimated standalone selling price for the research and development services using a discounted cash flow model. The assumptions to develop the estimated standalone selling price for the related research and development services include estimates of costs to be incurred to fulfill its obligations associated with the performance of the research and development services, plus a reasonable margin.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring

The Company made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including one-time termination benefits and other exit costs accounted for upon the announcement of the restructuring in May 2022. Restructuring charges are reflected in the Company's consolidated statements of income.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Share-Based Compensation

The Company issues stock-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its stock-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC 718 and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. The Company has also granted certain awards subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. Performance-based awards will be recorded as an accrued liability on the Company's condensed consolidated balance sheet and accrued over time as achievement of performance metrics become probable. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2022 and 2021, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities. There were no reclassifications out of comprehensive loss for the years ended December 31, 2022 and 2021.

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

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures, including all direct, indirect, overhead and software development costs. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad.

Liability Related to the Sale of Future Royalties

Prior to repayment, as discussed further in Note 9, the Company treated the liability related to the sale of future royalties as a debt instrument, amortized under the effective interest rate method over the estimated life of the revenue streams. The Company recognized interest expense thereon using the effective rate, which was based on its estimates of future revenues over the life of the arrangement. The Company periodically assessed its expected revenues using internal projections, imputed interest on the carrying value of the deferred royalty obligation and recorded interest expense using the imputed effective interest rate. To the extent its estimates of future revenues were greater or less than previous estimates or the estimated timing of such payments was materially different than previous estimates, the Company accounted for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs required that the Company made estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs were amortized.

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

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise noted, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its condensed consolidated financial statements and disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to contractual sale restrictions. These changes will become effective for the Company after December 15, 2023. The Company early adopted this standard during the fourth quarter of 2022 and it did not have a material impact on its consolidated financial statements and related disclosures.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$108,227	$—	$108,227
Total cash equivalents	—	108,227	—	108,227

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$109,316	$—	$109,316
Corporate bonds	$—	2,701	—	2,701
Total cash equivalents	—	112,017	—	112,017
Marketable securities:
Corporate bonds	—	11,479	—	11,479
Commercial paper	—	22,339	—	22,339
Total marketable securities	—	33,818	—	33,818
Total cash equivalents and marketable securities	$—	$145,835	$—	$145,835

Liabilities:
Derivative liability	$—	$—	$802	$802
	$—	$—	$802	$802

Excluded from the tables above is cash of $0.9 million and $0.6 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3 categories.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets classified as marketable securities as of December 31, 2022. The following table summarizes the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
Corporate bonds	11,481	—	(2)	11,479
Commercial paper	22,339	—	—	22,339
	$33,820	$—	$(2)	$33,818

As of December 31, 2021, all of the Company’s marketable securities had remaining contractual maturity dates of one year or less from the respective consolidated balance sheet date.

Embedded Derivative

Liability related to change of control

During the year ended December 31, 2022, in connection with the termination of the Revenue Interest Agreement (as defined below) (see Note 9), the Company classified $0.1 million as a derivative liability on its condensed consolidated balance sheet because of an embedded feature that represented a conditional obligation to pay HCR (as defined below) an additional cash amount upon a change of control. The Company remeasured the derivative liability to fair value at each reporting date until it expired on December 31, 2022, and recognized changes in the fair value of the derivative liability as a component of other income (expense) in the condensed consolidated statement of operations and comprehensive loss. The Company valued the change of control provision under the Revenue Interest Termination Agreement, dated June 7, 2022, by and between the Company and HCR, using a series of Black-Scholes-Merton option pricing models. The assumptions used in the valuation model include (1) the Company's estimates of the probability of a change of control event occurring prior to or as of December 31, 2022, (2) the Company's common stock closing stock price as of June 7, 2022, (3) the Company's fully-diluted number of shares of common stock outstanding as of June 7, 2022, (4) volatility, (5) risk-free rate, and (6) the Company's credit-risk-adjusted discount rate.

The fair value of the derivative liability upon issuance in June 2022 was $0.1 million, and was classified as Level 3 liability under the fair value hierarchy. As of December 31, 2022 the fair value of the derivative liability expired, and as such, was reduced by $0.1 million to zero.

Liability related to the sale of future royalties

During the year ended December 31, 2021, in connection with the liability related to the sale of future royalties, the Company classified a derivative liability on its consolidated balance sheet at inception of its Revenue Interest Financing Agreement because there were embedded instruments that represented a conditional obligation to pay HCR the final payment.

The fair value of the derivative liability upon issuance in October 2021 was $1.0 million, and was classified as Level 3 liability under the fair value hierarchy. As of December 31, 2021 the fair value of the derivative liability decreased by $0.2 million to $0.8 million, primarily due to the passage of time and changes in the market volatility and underlying credit risk inputs. The Revenue Interest Agreement was terminated on June 7, 2022, and as such, the fair value of this derivative liability was reduced to zero.

The fair value for the liability related to the sale of future royalties at the time of the initial transaction was based on the Company's current estimates of future royalties expected to be paid to HCR over the remaining patent life of the product, which were considered Level 3 inputs (see Note 9).

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$1,636	$1,636
Manufacturing equipment	1,338	1,338
Computer software and equipment	437	507
Office furniture and equipment	209	425
	3,620	3,906
Less: Accumulated depreciation and amortization	(3,252)	(2,880)
	$368	$1,026

Property and equipment decreases during the year ended December 31, 2022 were primarily related to impairments due to our strategic restructuring announced in May 2022. Property and equipment increases during the year ended December 31, 2021 primarily related to office furniture and equipment and construction-in-progress related to the expansion of Company’s leased office space (see Note 5). Depreciation and amortization expense related to property and equipment was $0.7 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

5. Leases

Operating Leases

The Company has entered into, and subsequently amended, an operating lease agreement with U.S. REIF Central Plaza Massachusetts, LLC with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts where the Company leases approximately 23,400 square feet of office space. The Company's lease extends through July 2027.

For the years ended December 31, 2022 and 2021, the components of operating lease expense were as follows (in thousands):

Operating lease expense	Statement of Operations Location	December 31, 2022	December 31, 2021
Fixed operating lease expense	Research and development expense	$824	$869
	General and administrative expense	772	681

Variable operating lease expense	Research and development expense	56	76
	General and administrative expense	59	143

Total operating lease expense		$1,711	$1,769

Supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2022 and 2021, was as follows (in thousands):

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,514	$1,525

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease balances within the consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of December 31, 2022 and 2021 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	December 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$5,124	$6,530
Financing	Property and equipment, net	201	468
Total leased assets		$5,325	$6,998

Liabilities
Current
Operating	Operating lease liabilities	$1,690	$1,362
Non-Current
Operating	Non-current operating lease liabilities	4,957	5,973
Total lease liabilities		$6,647	$7,335

Weighted average remaining lease term (in years)		4.6	5.6
Weighted average discount rate		9.8%	9.8%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2022 (in thousands):

Years Ending December 31,
2023	1,690
2024	1,718
2025	1,746
2026	1,956
2027	1,156
Total future minimum lease payments	8,266
Less imputed interest	(1,619)
Total operating lease liabilities	$6,647

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued external research and development expenses	$1,823	$6,315
Accrued payroll and related expenses	5,797	5,884
Accrued professional fees	696	909
Accrued restructuring expenses	448	-
Accrued other	209	1,242
Total Accrued expenses and other current liabilities	$8,973	$14,350

7. Equity

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

Conversions

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, all of the Company's shares of preferred stock have been converted to common stock.

Common Stock

“At-the-Market” Offering

On March 11, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170), and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the “at-the-market” offering program Sales Agreement. Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement. The Company’s universal shelf registration statement on Form S-3 (Registration No. 333-254170) became effective on March 29, 2021.

During year ended December 31, 2022 the Company sold 5,963,294 shares of its common stock under the Sales Agreement at an average price of approximately $2.46 per share for aggregate gross proceeds of approximately $14.7 million prior to deducting sales commissions. Subsequent to December 31, 2022, the Company did not sell any shares of its common stock under the Sales Agreement.

GSK License and Share Purchase Agreements

Concurrently with the execution of the GSK License Agreement, on September 21, 2022 (the “GSK Effective Date”), the Company entered into a stock purchase agreement (the “GSK SPA”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, which closed on November 7, 2022 (the “GSK Closing Date”), and pursuant to which GGL purchased on the GSK Closing Date 7,450,000 shares (the “GSK Shares”) of the Company’s common stock at a purchase price of approximately $1.20805 per share, which represented a discount on the closing price on November 4, 2022, for an aggregate purchase price of $9.0 million. The GSK SPA contains certain standstill, lock-up and registration rights provisions. Upon closing, the Company recorded the fair market value of the shares issued in stockholders’ equity in its condensed consolidated balance sheet.

The fair market value of 7,450,000 shares of the Company's common stock issued under the GSK SPA was $10.3 million. The common stock issued under the GSK SPA were valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated discount of $1.3 million as a freestanding equity-linked instrument under ASC 815. The discount was allocated as consideration for the GSK License Agreement and evaluated under ASC 606. The discount was determined not to be constrained and was included in the calculation of the total transaction price related to the GSK License Agreement as of the effective date of the transaction. Refer to Note 14 for further discussion.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The GSK Shares were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Refer to Note 14 for further discussion.

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

Charter Amendment

On August 17, 2021, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of shares of the Company’s common stock authorized for issuance from 60,000,000 shares to 120,000,000 shares (the “Charter Amendment”). The Charter Amendment was approved by the Company’s stockholders at the annual meeting of stockholders held on August 17, 2021.

8. Share-Based Compensation

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3,170,254 shares, (ii) removed the “evergreen” provision historically included in the 2017 Plan, and (iii) made certain other amendments.

In September 2022, the Company's shareholders approved an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 2,000,000 shares.

As of December 31, 2022, there were 4,382,875 shares remaining available to be issued under the 2017 Plan, as amended.

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

In June 2020, the board of directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance under the 2019 Inducement Plan by 700,000 shares. In December 2022, the board of directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance under the 2019 Inducement Plan by 875,000 shares.

As of December 31, 2022, there were 1,030,096 shares remaining available to be issued under the 2019 Inducement Plan, as amended.

The following table summarizes stock option activity for all of our plans during 2022:

	2017 Plan	2019 Inducement Plan	Total Number of Stock Options
Outstanding as of December 31, 2021	3,893,605	997,111	4,890,716
Granted	956,604	—	956,604
Exercised	(56,120)	—	(56,120)
Forfeited or cancelled	(1,161,257)	(650,844)	(1,812,101)
Outstanding as of December 31, 2022	3,632,832	346,267	3,979,099

As of December 31, 2022, a total of 11,595,127 shares have been authorized and reserved for issuance under all equity plans and 5,412,971 shares were available for future issuance under such plans.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.7%	0.8%
Expected term (in years)	6.2	6.2
Expected volatility	82.7%	92.6%
Expected dividend yield	0.0%	0.0%

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes details regarding stock options granted under our equity incentive plans for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,890,716	$11.75	7.62	$24,263
Granted	956,604	11.12
Exercised	(56,120)	7.48
Forfeited or cancelled	(1,812,101)	13.21
Outstanding as of December 31, 2022	3,979,099	$10.99	5.27	$1
Outstanding as of December 31, 2022 - vested and expected to vest	3,979,099	$10.99	5.27	$1
Exercisable at December 31, 2022	2,688,861	$9.76	4.58	$—

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2022 was $7.94 per share. The weighted average grant-date fair value of awards granted during the year ended December 31, 2021 was $13.37 per share. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was approximately $0.1 million and $1.2 million, respectively. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of December 31, 2022, total unrecognized compensation cost related to unvested stock option grants was approximately $11.4 million. This amount is expected to be recognized over a weighted average period of approximately 2.42 years.

Restricted Stock Units

The Company granted 1,420,750 restricted stock units (“RSUs”) to employees during the year ended December 31, 2022.

The following table summarizes RSU activity under all equity plans (excluding performance-based RSUs) during the year months ended December 31, 2022:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	513,690	$17.08
Granted	1,420,750	5.88
Vested and released	(226,043)	7.00
Forfeited or cancelled	(408,000)	14.16
Outstanding as of December 31, 2022	1,300,397	$7.51

As of December 31, 2022, there was approximately $8.1 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.83 years.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. Each RSU represents the right to receive one share of the Company’s common stock, $0.001 par value per share, upon vesting. Other than RSUs granted as retention awards, the RSUs vest in four equal annual installments, subject to the individual’s continued service to the Company through the applicable vesting date, and are subject to the terms and conditions of the Company’s form of RSU agreement under the 2017 Plan and 2019 Plan.

Performance-Based awards

In July 2022, as part of the retention awards referenced in Footnote 10, the Company issued awards containing performance-based vesting criteria ("performance-based awards") to be issued on May 31, 2023, with a value of $1.7 million based on the common stock price at such time, subject to the discretion of the Company's Board or Compensation Committee to pay in cash or a combination of cash and stock. Performance-based awards will be recorded as an accrued liability on the Company's condensed consolidated balance sheet and accrued over time as achievement of performance metrics become probable. The performance-based awards are eligible for vesting based on the achievement of certain performance criteria by May 31, 2023 relating to pipeline execution, business development, and financial stewardship. Performance-based awards for which the performance criteria have not

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been achieved as specified by May 31, 2023 will lapse and be forfeited. The performance-based awards will be subject to acceleration of vesting in the event of termination of employment without cause by the Company or by the executive for good reason (each as defined in the executive’s employment agreement).

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

The Company recognized $1.0 million of compensation expense associated with performance-based awards and an insignificant amount of expense associated with the Inducement PSUs during the year ended December 31, 2022, as the performance conditions were considered probable of achievement.

Share-Based Compensation Expense

The Company recorded share-based compensation expense, for both RSUs and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021

Research and development expenses	$3,678	$4,163
General and administrative expenses	5,445	5,267
Total	$9,123	$9,430

9. Liability Related to the Sale of Future Royalties

On September 29, 2021, the Company entered into a Revenue Interest Financing Agreement (“Revenue Interest Agreement”) with certain entities managed by HealthCare Royalty Management, LLC (“HCR”), pursuant to which the Company sold to HCR the right to receive certain royalty payments from the Company for a purchase price of up to $125.0 million. The Company evaluated the terms of the Revenue Interest Agreement and concluded that the features of the investment amount were similar to those of a debt instrument. The Company received gross proceeds of $50.0 million from HCR at an initial funding on October 19, 2021. As such, the Company accounted for this transaction as long-term debt as of December 31, 2021. The Company was entitled to receive an additional $50.0 million upon FDA approval of tebipenem HBr on or before December 31, 2022, and an additional $25.0 million subject to the mutual agreement of the Company and HCR and if the Company met certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch.

On June 7, 2022, the Company entered into a Revenue Interest Termination Agreement (the “Termination Agreement”) with HCR and HCR Collateral Management, LLC, as collateral agent for HCR under the Revenue Interest Agreement, pursuant to which the parties mutually agreed to terminate the Revenue Interest Agreement between the parties, and certain other related ancillary agreements, arrangements or understandings under or contemplated by the Revenue Interest Agreement and Security Agreement between the Company and HCR. The Company was released from all of its obligations and the rights to any future revenues and collateral reverted back to the Company in return for a cash payment of $54.5 million and a potential additional cash amount contingent upon the occurrence of a change of control event.

If a change of control event had occurred on or prior to December 31, 2022, the Company would have been obligated to pay to HCR an additional amount within 15 days following the consummation of such change of control transaction, calculated based on the fully-diluted equity value of the Company. If the change of control value was less than $100 million, the change of control payment would be $4 million, if $100 million to $200 million, the change of control payment would be $4 million plus 6% of the change of control value in excess of $100 million and if above $200 million, the change of control payment would be $10 million plus 3% of the change of control value in excess of $200 million. The change of control payment is not cumulative, such that only the highest applicable change of control value would apply in calculating the change of control payment.

The rights to this contingent payment expired on December 31, 2022. The Company recognized a loss on the extinguishment of $3.6 million, as reported on the associated condensed consolidated statement of operations and comprehensive loss.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the liability related to the sale of future royalties under the Revenue Interest Agreement with HCR as of December 31, 2022 (in thousands):

December 31, 2022
Liability related to sale of future royalties, as of December 31, 2021	$48,414
Repayment of liability	(54,485)
Loss on extinguishment of liability	3,581
Establish change of control derivative liability	(115)
Interest expense recognized	2,605
Liability related to sale of future royalties, as of December 31, 2022	$—

10. Restructuring

On May 3, 2022, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce. The restructuring initiative and corresponding reduction in workforce was designed to reduce costs and reallocate resources towards the Company’s clinical development programs for SPR720 and SPR206, while maintaining key personnel needed to help preserve the value of the Company’s tebipenem HBr program. The restructuring reduced the Company’s workforce from 146 full-time employees as of December 31, 2021 to 41 full-time employees as of the end of the second quarter of 2022 following the restructuring.

During the year ended December 31, 2022, the Company recognized a restructuring charge of $11.6 million, the majority of which was incurred in the second quarter of 2022. Restructuring charges included approximately $8.6 million of employee related termination costs and $3.0 million of other discontinuation costs such as contract termination fees and lease impairment expense. The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the year ended December 31, 2022:

Year Ended December 31, 2022
	Research and development	General and administrative	Total
Severance and other employee costs	$3,872	$4,680	$8,552
Other	488	2,590	3,078
Total restructuring charges	$4,360	$7,270	$11,630

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet. Activity for the quarter is summarized as follows (amounts in thousands):

As of December 31, 2022
Balance as of December 31, 2021	$—
Charge to expense	11,630
Payments made	(7,702)
Write-offs and impairments	(3,480)
Balance as of December 31, 2022	$448

As of December 31, 2022, the Company had $0.4 million remaining in accrued expenses related to restructuring costs on its condensed consolidated balance sheet, of which the majority will be paid by the end of the first quarter of 2023.

Retention Awards

In June 2022, upon recommendation of the Company's Compensation Committee, the Board of Directors approved retention awards for employees of the Company. Subject to remaining actively employed with the Company through May 31, 2023, the aggregate retention awards include (i) a cash bonus of $1.1 million, which was paid on November 30, 2022 and $0.2 million as fully vested RSU grants of the same value issued on November 30, 2022 and (ii) a cash bonus of $3.2 million payable on May 31, 2023 and $0.7 million to be paid in cash or as a fully vested RSU grant of the same value. These amounts are accrued as services are performed through May 31, 2023.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2022, upon recommendation of the Company's Compensation Committee, the Board of Directors approved a cash and RSU retention award to certain members of the Company's executive leadership team consisting of the following:

•
Subject to the certain members of the Company's executive leadership team remaining actively employed with the Company through May 31, 2023, they shall receive an aggregate of: (i) a cash bonus equal to $0.9 million, which was paid on November 30, 2022 and (ii) if certain performance criteria are achieved, a number of shares of common stock to be issued to them on May 31, 2023 having a value of $1.7 million based on the common stock price at such time, subject to the discretion of the Board or the Compensation Committee to pay in cash or a combination of cash and stock.

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

These awards will be accrued as services are incurred through May 31, 2023. Awards with performance criteria will be accrued as performance metrics are met. During the year ended December 31, 2022, the Company recognized $1.0 million of compensation expense associated with these awards (see Note 8).

11. Income Taxes

During the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(46,249)	$(89,565)
Foreign	(166)	(191)
Loss before income taxes	$(46,415)	$(89,756)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	(21.0)	(21.0)
Federal and state research and development tax credit	(4.3)	(3.1)
State taxes, net of federal benefit	(2.3)	(7.0)
Nondeductible items	1.0	0.6
Increase in deferred tax asset valuation allowance	26.6	30.5
Effective income tax rate	—	—

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Net operating loss carryforwards	$78,619	$83,849
Research and development tax credit carryforwards	14,294	12,375
Capitalized research and development expenses, net	11,613	—
Other	10,264	6,220
Total deferred tax assets	114,790	102,444
Valuation allowance	(114,790)	(102,444)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $291.9 million and $282.9 million, respectively, which may be available to offset future income tax liabilities. The federal NOLs of $73.0 million will expire at various dates from 2033 to 2037 and approximately $218.9 million can be carried forward indefinitely. The state NOLs begin

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to expire in 2033 and will expire at various dates through 2039. In addition, as of December 31, 2022, the Company had foreign net operating loss carryforwards of $4.6 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2022, the Company also had federal and state research and development tax credit carryforwards of $11.5 million and $2.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2033 and 2028, respectively.

Utilization of the U.S. net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company experiences a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. The Company completed an analysis under Section 382 through December 31, 2022 and concluded it had experienced ownership changes in the past. However, the ownership changes did not result in a limitation that at this time would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards, and were as follows (in thousands):

	December 31,
	2022	2021
Valuation allowance as of beginning of year	$(102,444)	$(75,039)
Increases recorded to income tax provision	(12,346)	(27,405)
Valuation allowance as of end of year	$(114,790)	$(102,444)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2022 or 2021. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022 or 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations and comprehensive loss.

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

The Company had filed separate U.S. income tax returns return for each of its subsidiaries prior to its reorganization in 2015. The Company now files U.S. income tax returns as a U.S. consolidated group. In Massachusetts, the Company files income tax returns as a combined group except for its Massachusetts Securities Corporation subsidiary, which is a separate income tax filing. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for all years since 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), was signed into law in the United States in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2022, or to the Company’s net deferred tax assets as of December 31, 2022.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures, including all direct, indirect, overhead and software development costs. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $47.6 million of research and development expenses for the year ended December 31, 2022.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.

Legal Proceedings

Two putative class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Mr. Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint purports to be brought on behalf of stockholders who purchased the Company’s common stock from May 6, 2021 through May 2, 2022 (Mr. Memon’s complaint alleged a six-month longer class period than the complaint originally filed by Mr. Germond). The complaint generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon filed an amended complaint on December 5, 2022. The amended complaint generally alleges the same arguments provided in the original complaint. The Company notified the Court of its intention to file a motion to dismiss the amended complaint in its entirety. The Court held a conference on February 22, 2023 and set a date of March 31, 2023 for the Company to file a motion to dismiss. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

Additional lawsuits against the Company and certain of its officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

13. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of complicated urinary tract infections (“cUTI”) caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for the development of tebipenem HBr, increasing the amount of the initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.0 million and extended the period of performance through November 1, 2021. In October 2022, BARDA extended the period of performance for the first contract option through December 15, 2023. As of December 31, 2022, the balance of the award was subject to BARDA exercising a second option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below. On January 19, 2022, the Company announced that BARDA exercised a new option under the contract. The new option increases the total amount of committed funding by $12.9 million to approximately $46.9 million, increasing the total potential contract value to $59.7 million. In September 2022, remaining funding from the $12.9 million option was reprogrammed to support clinical trials for patients with cUTIs, including acute pyelonephritis. The period of performance for this new option extends through December 31, 2025 and does not change the total amount of committed funding or potential contract value.

As part of an inter-agency collaboration between BARDA and the DTRA, a series of studies to assess the efficacy of tebipenem HBr in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted under the direction of Spero. DTRA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaborative program for tebipenem HBr. Together, BARDA and DTRA will provide up to $69.7 million in total funding for the clinical development and biodefense assessment of tebipenem HBr, of which $12.7 million is subject to the exercise of options by BARDA and Spero’s achievement of specified milestones.

During the years ended December 31, 2022 and 2021, the Company recognized $2.2 million and $9.9 million of revenue under this agreement, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding supported the further clinical development of SPR206. The award committed non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. During the years ended December 31, 2022 and 2021, the Company recognized $1.0 million and $4.5 million in revenue under this agreement, respectively. As of December 31, 2022, all activities under this award were completed and this award was closed out.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.4 million over a base period and five option periods. As of December 31, 2022, funding for the base period totaling $6.2 million has been committed. In December 2022, the contract was modified to include additional funding of approximately $0.1 million increasing the amount of base period committed funding from $2.1 million to $2.2 million. This increased the total potential contract value to $23.5 million. In October 2022, NIAID exercised its first option under the contract, committing $4.0 million for SPR206 through April 2025. The Company recognized $1.7 million and $0.4 million under this agreement during the years ended December 31, 2022 and 2021, respectively.

In June 2016, the Company entered into agreements with Pro Bono Bio PLC (“PBB”), a corporation organized under the laws of England, and certain of its affiliates, including PBB Distributions Limited and Cantab Anti-Infectives Limited (“CAI”), in order to acquire certain intellectual property and government funding arrangements relating to SPR206. Under these agreements, CAI agreed to submit a request to NIAID to novate the then CAI-held NIAID contract to Spero, which was finalized in December 2017. The NIAID contract provided development funding of up to $6.5 million over a base period and three option periods. In March 2021, a contract modification was executed and the performance period for this award was extended through June 15, 2021. As of December 31, 2021, funding for the base period and the first two option periods totaling $5.9 million had been committed. The Company did not recognize revenue under this agreement during the year ended December 31, 2022 and recognized $0.4 million in revenue under this agreement, during the year ended December 31, 2021.

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

SPR720 Agreements

Gates MRI

In June 2019, the Company entered into a collaboration with Gates MRI to develop SPR720 for the treatment of lung infections caused by Mycobacterium tuberculosis. In furtherance of the Gates MRI’s charitable purposes, the Company also granted to Gates MRI a no-cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of tuberculosis (“TB”) in low- and middle- income countries. The Gates MRI is responsible for formulating and funding its own research plan for the development of SPR720 for TB. As such, Gates MRI will conduct and fund preclinical and clinical studies for the development of SPR720 against TB. In addition, Gates MRI and the Company will jointly design and manage certain collaborative research activities, which the Company will perform and which will be funded by the Gates MRI. Due to the cost-funded nature of the payments and the Company’s assessment that it does not have a vendor/customer relationship with the Gates MRI, the Company will recognize the funding received under the agreement as a reduction to the research and development expenses incurred, as the related expenses are incurred. The Company did not record a reduction to research and development expense as no activities were funded by Gates MRI during the year ended December 31, 2022. The Company did not record a reduction to research and development expense related to activities funded by Gates MRI during the year ended December 31, 2022 and recorded a $1.5 million reduction to research and development expense related to activities funded by Gates MRI during the year ended December 31, 2021.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the years ended December 31, 2022 and 2021, the Company did not record any research and development expense under this agreement and the next milestone under this agreement is not accrued because it is not yet probable.

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

Tebipenem HBr Agreements

GSK License and Share Purchase Agreement

On November 7, 2022, the Company closed the transactions contemplated by the GSK License Agreement, which was entered into on September 21, 2022. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under the Company’s intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji Seika Pharma Co. Ltd. (“Meiji”) and Meiji’s regulatory documents to develop, manufacture and commercialize tebipenem pivoxil and tebipenem HBr and products that contain tebipenem pivoxil and tebipenem HBr (the “GSK Licensed Products”) in all territories, except certain Asian countries previously licensed to Meiji (Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam (the “Meiji Territory”)) (the “GSK Territory”). If the Company's license with Meiji is terminated, or if Meiji forfeits or loses its rights to develop, manufacture and commercialize tebipenem HBr and products that contain tebipenem HBr in any countries in the Meiji Territory, then GSK will have an exclusive first right to negotiate with Spero to add any such countries to the GSK Territory.

Under the terms of the GSK License Agreement, the Company received an upfront payment of $66.0 million for GSK to secure rights to the medicine. Remaining potential payments are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
From FDA acceptance of clinical protocol, commencement of Phase 3 study through NDA submission	$150.0 (in tranched milestones)
Total commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales

Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

The Company will be responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK will be responsible for the execution and costs of any additional further development, including additional Phase 3 regulatory filing and commercialization activities for tebipenem HBr in the GSK Territory. The Company will also be responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr. A joint development committee has been established between GSK and the Company to coordinate and review development activities for tebipenem HBr in the United States.

Unless earlier terminated due to certain material breaches of the GSK License Agreement or by GSK for convenience, or otherwise, the GSK License Agreement will expire on a jurisdiction-by-jurisdiction and GSK Licensed Product-by-GSK Licensed

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product basis on the latest to occur of (i) loss of patent exclusivity, (ii) loss of regulatory exclusivity or (iii) the Royalty Term. During the Royalty Term, the Company has agreed not to develop, manufacture or commercialize any oral carbapenem for any indication or any oral antibiotic for cUTI; this restriction does not apply to any third party which acquires control of Spero after the date of the GSK License Agreement if certain conditions are met.

The Company has the right to terminate the GSK License Agreement upon a material breach by, or bankruptcy of, GSK. GSK has the right to terminate the GSK License Agreement at any time upon a specified number of days’ notice or upon a material breach by, or bankruptcy of, the Company. In addition, in the event that GSK has the right to terminate the GSK License Agreement due to a breach by the Company, GSK may elect not to terminate the GSK License Agreement and in lieu thereof may assume the responsibility and expense of development of tebipenem HBr in the United States, in which event GSK’s obligation to make further development payments to the Company would cease, and/or to reduce all subsequent commercial and sales milestone payments and royalty payments otherwise due by GSK to the Company under the GSK License Agreement by 50%.

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

Accounting Analysis and Revenue Recognition

The Company determined that GSK is a customer and that the GSK License Agreement is within the scope of ASC 606 as licensing intellectual property and performing ongoing research and development services are ordinary activities that are ongoing and central to the Company’s operations. Accordingly, in determining the appropriate amount of revenue to be recognized, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the identified performance obligations in proportion to their SSP; and (v) recognized revenue when each performance obligation was deemed to be satisfied.

Based on that evaluation, the Company identified two performance obligations, related to the license and to research and development services.

The Company developed the estimated SSP for the license using a discounted cash flow model. In developing this estimate, the Company applied significant judgment in the determination of the significant assumptions relating to forecasted future cash flows, the discount rate, and the probability of success. The SSP for the research and development services was estimated based on the Company's estimate of costs to be incurred to fulfill its obligations associated with the performance of the research and development services, plus a reasonable margin.

The total transaction price is $64.7 million, which includes the initial payment of $66.0 million and the discount of $1.3 million related to the GSK SPA (see Note 7). At contract inception, $45.7 million of the initial $64.7 million was allocated to the license transfer performance obligation, which was fully satisfied and recognized as revenue upon delivery of the license. The additional $19.0 million was allocated to the research and development services obligation and is being recognized over time as services are delivered, estimated to be over a three year period.

The potential development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of December 31, 2022 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. Control of the license was transferred on the GSK Effective Date and GSK could begin to use and benefit from the license at the GSK Effective Date.

In total, the Company recognized $46.1 million during the year ended December 31, 2022 related to the GSK License Agreement, which included $45.7 million recognized upfront upon the license and know-how transfer and $0.4 million related to the research and development service obligation.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining transaction price balance of approximately $18.6 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheet. As of December 31, 2022, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheet as of December 31, 2022. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of a NDA to the FDA for tebipenem HBr. As part of the agreement, the Company is obligated to make future milestone payments of up to $1.0 million as of December 31, 2022 upon the achievement of specified regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, of which the Company paid $6.6 million as of December 31, 2022 and was recorded as research and development expense in the Company's consolidated statement of operations.

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

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s balance sheet and was fully amortized as of December 31, 2021. The Company has paid Savior an additional $5.3 million for facility build out costs, which is classified as a long-term asset on the Company’s balance sheet as of December 31, 2022.

SPR206 Agreements

Cantab License Agreements

Under the Cantab Agreements, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.0 million as of December 31, 2022) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the years ended December 31, 2022 and 2021, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Everest Medicines License Agreement

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited (“NPLH”), entered into a license agreement (the “Original Everest License Agreement”), with Everest. Under the terms of the Original Everest License Agreement, the Company granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Licensed Products”), in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries (the “Territory”). The Company retained development, manufacturing and commercialization rights with respect to SPR206 and Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Licensed Products in the Territory for use outside the Territory. In addition to the license grant with respect to SPR206, the Company, through its wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, granted Everest a 12-month exclusive option to negotiate with it for an exclusive license to develop, manufacture and commercialize SPR741 in the Territory.

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

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. The Company received milestones of $1.5 million related to a clinical study for SPR206, of which the Company received approximately $0.8 million upon the initiation of the BAL clinical trial of SPR206 in June 2021 and received the remaining $0.7 million upon the delivery of the clinical study report in the second quarter of 2022. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

Everest is responsible for all costs related to developing, obtaining regulatory approval of and commercializing SPR206 and Licensed Products in the Territory, and is obligated to use commercially reasonable efforts to develop, manufacture and commercialize Licensed Products, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee has been established between the Company and Everest to coordinate and review the development, manufacturing and commercialization plans with respect to Licensed Products in the Territory.

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

To date, all performance obligations under the contract were fully satisfied.

As of December 31, 2022 remaining future milestone payments of $34.0 are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

During the year ended December 31, 2022, the Company recognized approximately $0.7 million of revenue under this agreement related to certain milestone achievements. During the year ended December 31, 2021, the Company recognized $1.3 million of revenue related to this agreement.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of December 31, 2022 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized $1.8 million during both the twelve months ended December 31, 2022 and 2021, respectively.

The remaining transaction price balance of approximately $13.9 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheet. As of December 31, 2022, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

15. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021

Numerator:
Net loss	$(46,415)	$(89,756)
Net loss attributable to common stockholders	$(46,415)	$(89,756)

Denominator:
Weighted average common shares outstanding, basic and diluted	37,585,075	30,895,756

Net loss per share, basic and diluted	$(1.23)	$(2.91)

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	3,979,099	4,890,716
Unvested restricted stock units	1,300,397	513,690
Series A convertible preferred stock (as converted to common shares)	—	—
Series B convertible preferred stock (as converted to common shares)	—	938,000
Series C convertible preferred stock (as converted to common shares)	—	2,214,000
Series D convertible preferred stock (as converted to common shares)	—	3,215,000
Total	5,279,496	11,771,406

16. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company made matching contributions to the 401(k) Plan of $0.4 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively.

17. Subsequent Events

The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date at which the consolidated financial statements were available to be issued. There were no material subsequent events.

Subsequent to December 31, 2022, the Company did not sell any shares of its common stock under the Sales Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company
Milind Deshpande, Ph.D.	66	Chairman of the Board of Directors
Scott Jackson	58	Director
Ankit Mahadevia, M.D.	42	Chief Executive Officer, President and Director
John C. Pottage, Jr., M.D.	70	Director
Cynthia Smith	54	Director
Frank E. Thomas	53	Director
Kathleen Tregoning	52	Director
Patrick Vink, M.D.	59	Director

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

Milind Deshpande, Ph.D. has served on our Board of Directors since January 2014 and currently serves as chairman of our Board of Directors. Dr. Deshpande is the President and Chief Executive Officer at Nayan Therapeutics since February 2019, and previously served as President and Chief Executive Officer of Avilar Therapeutics from January 2020 to June 2021. He is also a Venture Partner at RA Capital, where he has served since October 2018. Dr. Deshpande served as President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. and served on the board of directors from May 2013 until May 2018. He joined Achillion in September 2001 as Vice President of Chemistry, was named Head of Drug Discovery in April 2002, Senior Vice President of Drug Discovery in December 2002, Senior Vice President and Chief Scientific Officer in December 2004, Executive Vice President of Research and Chief Scientific Officer in June 2007 and President of Research and Development in October 2010. Prior to joining Achillion, Dr. Deshpande was Associate Director of Lead Discovery and Early Discovery Chemistry at the Pharmaceutical Research Institute at Bristol-Myers Squibb Co. from 1991 to 2001, where he managed the identification of new clinical candidates to treat infectious and neurological diseases. From 1988 to 1991, he held a faculty position at Boston University Medical School. Dr. Deshpande currently serves as the chairman of the board of directors of Avilar Therapeutics and as a member of the board of directors of Triana Biomedicines and Clear Creek Bio. Dr. Deshpande received his Ph.D. in Organic Chemistry from Ohio University, following his undergraduate education in India. We believe that Dr. Deshpande is qualified to serve on our Board of Directors due to his extensive experience in the life sciences industry.

Scott Jackson has served on our Board of Directors since April 2020. Mr. Jackson served as Chief Executive Officer and as a member of the board of directors of Celator Pharmaceuticals, Inc. from April 2008 until July 2016, when the company was acquired by Jazz Pharmaceuticals plc. Mr. Jackson has more than thirty years of corporate leadership experience in the pharmaceutical and biotechnology industry and has held positions of increasing responsibility in sales, marketing and commercial development at Eli Lilly & Company, SmithKline Beecham plc, ImClone Systems Incorporated, Centocor Inc., a division of Johnson & Johnson, Eximias Pharmaceutical Corporation and YM BioSciences Inc. Mr. Jackson presently serves on the boards of Philabundance Food Bank, MacroGenics, Inc. and GlycoMimetics, Inc. Mr. Jackson holds a B.S. in pharmacy from the Philadelphia College of Pharmacy and Science and an M.B.A. from the University of Notre Dame. We believe that Mr. Jackson’s extensive executive leadership experience in the pharmaceutical industry and his experience as a member of the board of directors of other publicly traded biotechnology companies, as well as his broad life sciences industry knowledge qualifies him to serve on our Board of Directors.

Ankit Mahadevia, M.D. has served as our Chief Executive Officer and President since March 2015 and has been a member of our Board of Directors since September 2013. He was formerly a Venture Partner in the life sciences group at Atlas Venture, located in Cambridge, Massachusetts. In that capacity, he supported the formation of eight companies focused on novel drug discovery platforms and therapeutic products, including Nimbus Therapeutics, Arteaus Therapeutics (acquired by Lilly), and Translate Bio (Nasdaq: TBIO). He led three of these companies as acting CEO, including Synlogic (Nasdaq: SYBX). Prior to joining Atlas Venture in 2008, Dr. Mahadevia worked on product and business development with the founding team at Arcion Therapeutics, Inc. He has also held positions in business development both at Genentech, Inc. and at Vanda Pharmaceuticals Inc. Previously, he worked in the health care groups of McKinsey & Company and Monitor Group. Dr. Mahadevia began his career in health care policy, with roles in the U.S. Senate Health, Education, Labor, and Pensions committees, the U.S. Government Accountability Office and the Mexican Institute of Social Security. He has spoken widely on entrepreneurship, including at Harvard University, Columbia University, Northwestern University, and the Berkeley Forum. Dr. Mahadevia has also been active in the policy of life science innovation, including service on the Advisory Council at the NIH National Center for Advancing Translational Sciences. Dr. Mahadevia holds an M.D. from the Johns Hopkins School of Medicine, an M.B.A. from the Wharton School at the University of Pennsylvania and a B.A. in Economics and Biology from Northwestern University. We believe that Dr. Mahadevia is qualified to serve on our Board of Directors due to his experience serving as our Chief Executive Officer and President and his extensive experience in the life sciences industry.

John C. Pottage, Jr., M.D. has served on our Board of Directors since September 2018. Dr. Pottage served as Senior Vice President and Chief Scientific and Medical Officer of ViiV Healthcare from November 2009 to October 2019. From September 2008 to November 2009, Dr. Pottage served as Senior Vice President, Head of Infectious Disease Medicine Development Center and, from June 2007 to September 2008, as the Vice President, Global Clinical Development of Antivirals, at GlaxoSmithKline. Prior to joining GlaxoSmithKline, Dr. Pottage served as Chief Medical Officer and Senior Vice President of Drug Development of Achillion Pharmaceuticals from May 2002 to May 2007. From July 1998 to May 2002, Dr. Pottage served as Medical Director of Vertex Pharmaceuticals (Nasdaq: VRTX) (“Vertex”). Dr. Pottage currently serves on the board of directors of Pardes Biosciences. We believe that Dr. Pottage’s extensive industry and executive experience, his broad experience within the biopharmaceutical sector and his knowledge of the life sciences industry qualifies him to serve on our Board of Directors.

Cynthia Smith has served on our Board of Directors since March 2019. Ms. Smith was Chief Commercial Officer of ZS Pharma, from June 2013 to December 2016. ZS Pharma became a subsidiary of AstraZeneca after its acquisition in December 2015. Prior to joining ZS Pharma, Ms. Smith was Vice President, Market Access & Commercial Development at Affymax, Inc., a biotechnology company focused on the development and commercialization of novel renal therapies, including a new anemia drug for chronic kidney disease patients. Ms. Smith was employed at Affymax from October 2008 to March 2013. Prior to Affymax, Ms. Smith was Executive Director of Healthcare Systems and Medicare Strategy at Merck. During her tenure at Merck from June 2000 to October 2008, she also held various leadership positions in corporate strategy, public policy, and external affairs, including global crisis management for the Vioxx recall. Before joining the pharmaceutical industry, she served in the White House Office of Management and Budget (OMB) in the Clinton Administration. Ms. Smith earned an M.B.A. from the Wharton School of the University of Pennsylvania, an MS in public policy from the Eagleton Institute of Politics at Rutgers University, and a BA from the University of North Carolina at Chapel Hill. Ms. Smith also serves on the boards of directors of Agios Pharmaceuticals, Akebia Therapeutics and Protara Therapeutics, Inc. We believe that Ms. Smith’s extensive management experience in the healthcare industry and her experience as a member of the board of directors of other publicly traded biotechnology companies, as well as her broad life sciences industry knowledge, qualifies her to serve on our Board of Directors.

Frank E. Thomas has served on our Board of Directors since July 2017. Mr. Thomas is currently President and Chief Operating Officer of Orchard Therapeutics, a development-stage biotechnology company based in the United Kingdom, where he served as Chief Financial Officer and Chief Business Officer from January 2018 to March 2020. Prior to Orchard, Mr. Thomas served as the President and Chief Operating Officer of AMAG Pharmaceuticals, Inc., a commercial-stage pharmaceutical company, which was a publicly traded company that was subsequently acquired by Covis Pharma, from April 2015 to April 2017, as AMAG’s Executive Vice President and Chief Operating Officer from May 2012 through April 2015 and as Executive Vice President, Chief Financial Officer and Treasurer from August 2011 through May 2012. Prior to AMAG, he served as Senior Vice President, Chief Operating Officer and Chief Financial Officer for Molecular Biometrics, Inc., a commercial-stage medical diagnostics company, from October 2008 to July 2011. Prior to Molecular Biometrics, Mr. Thomas spent four years at Critical Therapeutics, Inc., which was a publicly traded company that subsequently merged with Cornerstone Therapeutics Inc., from April 2004 to March 2008, where he was promoted to President in June 2006 and Chief Executive Officer in December 2006 from the position of Senior Vice President and Chief Financial Officer. He also served on the board of directors of Critical Therapeutics from 2006 to 2008. Prior to 2004, Mr. Thomas served as the Chief Financial Officer and Vice President of Finance and Investor Relations at Esperion Therapeutics, Inc., a public biopharmaceutical company (Nasdaq: ESPR). Mr. Thomas was a member of the board of directors of the Massachusetts Biotechnology Council from 2007 to 2015. Mr. Thomas currently serves as a member of the board of directors of Larimar Therapeutics Inc (Nasdaq: LRMR). Mr. Thomas holds a B.B.A. from the University of Michigan, Ann Arbor. We believe that Mr. Thomas’ extensive commercial and operational management experience at biopharmaceutical companies and with financial matters qualifies him to serve on our Board of Directors.

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

Patrick Vink, M.D. has served on our Board of Directors since September 2015. Dr. Vink has been an advisor to the pharmaceutical industry since 2015 and board member of several companies. Previously, Dr. Vink was employed at Cubist Pharmaceuticals, Inc (“Cubist”). Most recently, he served as Executive Vice-President and Chief Operating Officer, overseeing all worldwide commercial and technical operations as well as global alliance management and managing the company’s profit and loss. He joined Cubist in 2012 as Senior Vice President and Head of all International Business Operations. In this role, he was responsible for the business activities in International markets outside USA. Prior to joining Cubist, Dr. Vink served as Senior Vice President, Global Head of Hospital Business and Global Head of Biologics for Mylan Inc. In this role, Dr. Vink managed the global hospital business of the company. He joined Mylan in 2008 and established a number of global functions for the company in Switzerland. Before joining Mylan, Dr. Vink held several leadership positions across the industry, including Head of Global Business Franchise Biopharmaceuticals for Novartis Sandoz; Vice President International Business for Biogen, Inc.; and Head of Worldwide Marketing, Cardiovascular and Thrombosis for Sanofi-Synthélabo SA. Dr. Vink served as a member of the Executive Committee of the European Federation of Pharmaceutical Industries and Associations (EFPIA) between 2013 and 2015. Dr. Vink graduated as a medical doctor from the University of Leiden, Netherlands in 1988 and obtained his M.B.A. in 1992 from the University of Rochester. Dr. Vink serves on the boards of directors of Santhera Pharmaceuticals AG, Amryt Pharma PLC., and is Chairman of the board of directors of two privately held companies. We believe that Dr. Vink is qualified to serve on our Board of Directors because of his extensive operational business experience, significant knowledge of the activities of our company, and diverse background serving on the board of directors of various public and private life science companies.

Term of Office of Directors

Our amended and restated By-Laws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of eight members, classified into three classes as follows:

(1)	Milind Deshpande, Ph.D., Ankit Mahadevia, M.D. and Kathleen Tregoning constitute our Class III directors with a term ending at the 2023 annual meeting;

(2)	Cynthia Smith, John C. Pottage, Jr., M.D. and Scott Jackson constitute our Class I directors with a term ending at the 2024 annual meeting; and

(3)	Patrick Vink, M.D. and Frank E. Thomas constitute our Class II directors with a term ending at the 2025 annual meeting.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2022, there were 11 meetings of our Board of Directors, and the various committees of the Board of Directors met a total of 15 times. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees of the Board of Directors on which such director served during the fiscal year ended December 31, 2022. The Board of Directors has adopted a policy under which each member of the Board of Directors makes every effort to but is not required to attend each annual meeting of our stockholders.

Audit Committee. Our Audit Committee met four times during the fiscal year ended December 31, 2022. This committee currently has four members, Frank E. Thomas (Chairman), Scott Jackson, John C. Pottage, Jr., M.D., and Patrick Vink, M.D. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Thomas is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Please also see the report of the Audit Committee set forth elsewhere in this proxy statement.

A copy of the Audit Committee’s written charter is publicly available on our website at www.sperotherapeutics.com.

Compensation Committee. Our Compensation Committee (formerly, our Human Capital Management Committee) met five times during the fiscal year ended December 31, 2022. This committee currently has four members, Patrick Vink, M.D. (Chairman), Milind Deshpande, Ph.D., Cynthia Smith and Kathleen Tregoning. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers the Spero Therapeutics, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Plan”), and our 2019 Inducement Equity Incentive Plan, as amended (the “2019 Inducement Plan”). The Compensation Committee is responsible for the determination of the compensation of our chief executive officer and shall conduct its decision-making process with respect to that issue without the chief executive officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market.

The Compensation Committee retains Meridian Compensation Partners, LLC (“Meridian”) as an independent advisor to the Compensation Committee to provide executive compensation consulting services. Meridian did not provide any services to us other than executive compensation consulting services during the fiscal year ended December 31, 2022. In compliance with the SEC and the corporate governance rules of The Nasdaq Stock Market, Meridian provided the Compensation Committee with a letter addressing each of the six independence factors. Their responses affirm the independence of Meridian and the partners, consultants, and employees who service the Compensation Committee on executive compensation matters and governance issues.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.sperotherapeutics.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee (“Nominating Committee”) met three times during the fiscal year ended December 31, 2022 and has three members, Milind Deshpande, Ph.D. (Chairman), Scott Jackson and Frank E. Thomas. Our Board of Directors has determined that all members of the Nominating Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market. The Nominating Committee’s responsibilities are set forth in the Nominating Committee’s written charter and include:

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

Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the Code of Business Conduct and Ethics is posted on our website at www.sperotherapeutics.com and will be made available to stockholders without charge, upon request, in writing to our Secretary at Spero Therapeutics, Inc., 675 Massachusetts Avenue, 14th Floor, Cambridge, Massachusetts 02139. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Business Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

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

Name	Age	Position
Kamal Hamed	62	Chief Medical Officer
Tamara Joseph	60	Chief Legal Officer
Timothy Keutzer	55	Chief Operating Officer
Satyavrat Shukla	50	Chief Financial Officer

Kamal Hamed has served as our Chief Medical Officer since September 2022. Dr. Hamed has over 20 years of experience leading various anti-infective clinical development programs in antibacterials, antivirals, antimalarials, and antifungals. Before joining us, he was the CMO at Lysovant Sciences, a subsidiary of Roivant Sciences. Prior to his time at Lysovant, Dr. Hamed was Head of Clinical Development & Medical Affairs at Basilea Pharmaceutica. Earlier in his career, he held senior positions in clinical development and medical affairs at Novartis (including Therapeutic Area Head for Anti-infectives), Bristol-Myers Squibb, and Bayer, spearheading the successful global development, approval, and post-marketing medical affairs support of multiple anti-infective products. Prior to joining the pharmaceutical industry, Dr. Hamed worked as an academic physician for 14 years. He holds an M.D. degree from the American University of Beirut, an M.P.H. degree from Johns Hopkins University, and an M.B.A. degree from the University of South Florida. Dr. Hamed completed a residency in Internal Medicine at UMDNJ–Robert Wood Johnson Medical School and a fellowship in Infectious Diseases at Stanford University School of Medicine. He is a fellow of both the American College of Physicians and the Infectious Diseases Society of America and has published over 110 manuscripts in peer-reviewed journals.

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

Timothy Keutzer has served as our Chief Operating Officer since February 2023 and previously served as our Chief Development Officer from June 2019 until February 2023 and as our Senior Vice President, Development from September 2015 to June 2019. He has over 20 years’ experience in the pharmaceutical industry, spanning multiple functional and therapeutic areas. Prior to joining Spero, Mr. Keutzer served in various roles at Cubist Pharmaceuticals, including Vice President of Program and Portfolio Management from May 2014 to July 2015. At Cubist Mr. Keutzer was the program leader for ceftolozane/tazobactam, which progressed rapidly from Phase 1 to Phase 3, and was approved in the FDA in December of 2014. Prior to that role, he also led several of Cubist’s inlicensed development programs, and also led the commercial supply chain for Cubicin. His experience before Cubist spans multiple drug classes and includes preclinical PK/PD and clinical operations at Genetics Institute, as well as global strategic marketing and program management at Wyeth. Tim began his career in contract toxicology labs. Mr. Keutzer earned his bachelor’s degree from the University of Kentucky.

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

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Item 11. Executive Compensation.

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2022 and 2021 to our President and Chief Executive Officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2022 and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All other Compensation ($)(5)(6)	Total ($)
Ankit Mahadevia, M.D.	2022	633,750	254,000	1,499,998	1,499,324	342,900	9,733	4,239,705
Chief Executive Officer	2021	590,417	—	1,300,000	2,650,765	327,618	6,245	4,875,045

Satyavrat Shukla	2022	478,333	168,000	424,997	424,807	172,800	4,133	1,673,070
Chief Financial Officer	2021	440,889	164,000	399,994	1,039,433	175,660	8,295	2,228,271

Tamara Joseph	2022	448,740	157,500	424,997	424,807	162,000	7,314	1,625,358
Chief Legal Officer	2021	410,000	—	399,994	—	164,082	5,999	980,075

(1)
Consists of retention bonuses paid to Dr. Mahadevia, Mr. Shukla and Ms. Joseph during the year ended December 31, 2022 and a sign-on bonus to Mr. Shukla in connection with his commencement of employment during the year ended December 31, 2021.
(2)
These amounts represent the aggregate grant date fair value for RSU awards computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2022.
(3)
These amounts represent the aggregate grant date fair value for option awards computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2022.

(4)
Amounts represent annual cash bonuses earned for the applicable fiscal year. The annual cash bonuses are paid in the first quarter of the calendar year following the year to which the cash bonus relates.
(5)
Amounts in this column include for the year ended December 31, 2022 (i) in the case of Dr. Mahadevia, $583 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $9,150 in a matching contribution under our 401(k) plan, (ii) in the case of Mr. Shukla, $583 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $3,550 in a matching contribution under our 401(k) plan and (iii) in the case of Ms. Joseph, $583 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $6,731 in a matching contribution under our 401(k) plan.
(6)
Amounts in this column include for the year ended December 31, 2021 (i) in the case of Dr. Mahadevia, $740 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $5,505 in a matching contribution under our 401(k) plan, (ii) in the case of Mr. Shukla, $740 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $7,555 in a matching contribution under our 401(k) plan and (iii) in the case of Ms. Joseph, $740 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $5,259 in a matching contribution under our 401(k) plan.

Narrative Disclosure to Summary Compensation Table

Our employment arrangements with our named executive officers are described below.

Ankit Mahadevia, M.D.

On October 20, 2017, we entered into an employment agreement with Dr. Mahadeiva with respect to his employment as our Chief Executive Officer, as amended on November 10, 2022. The terms of Dr. Mahadeiva’s agreement provide for an annual base salary of $400,000, and eligibility for an annual incentive bonus, with a target bonus opportunity of 30% of his then-current base salary, subject to adjustment by the Board of Directors or Compensation Committee. Dr. Mahadeiva’s annual base salary and target bonus opportunity have been subsequently increased over time. In December 2020, Dr. Mahadevia’s base salary was increased, effective February 1, 2021, to $565,000, with a target bonus opportunity of 50% of his base salary. As of July 1, 2021, Dr. Mahadevia’s base salary was increased to $620,000, with a target bonus opportunity of 60% of his base salary. In December 2021, Dr. Mahadevia’s base salary was increased, effective February 1, 2022, to $635,000, with a target bonus opportunity of 60% of his base salary. In January 2023, Dr. Mahadevia’s base salary was increased, effective February 1, 2023, to $647,700, with a target bonus opportunity of 60% of his base salary.

This agreement provides for the following increased severance payments upon termination by us without Cause (as defined below) or by Dr. Mahadevia for Good Reason (as defined below): (i) payment of his then current base salary for a period of 12 months following termination; (ii) a pro-rated target bonus for the period during which Dr. Mahadevia was employed in the year of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Dr. Mahadevia becomes eligible for medical benefits with another employer. Further, the agreement provides that upon termination by us without Cause or by Dr. Mahadevia for Good Reason within 90 days prior to the earlier to occur of a Change of Control (as defined below) or the execution of a definitive agreement the consummation of which would result in a Change of Control or one year following a Change of Control (a “Change of Control Termination”), Dr. Mahadevia will be entitled to receive (i) a lump sum payment equal to 18 months of his then-current base salary plus the amount of his then-current target performance bonus; (ii) acceleration of all unvested equity awards as of the date of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Dr. Mahadevia becomes eligible for medical benefits with another employer. Payment in each case is subject to Dr. Mahadevia’s execution of a release satisfactory to us following such termination. In addition, if Dr. Mahadevia’s employment terminates as a result of disability or death, he shall be entitled to receive a pro-rated target bonus for the period during which Dr. Mahadevia was employed in the year of termination. The agreement also provides that Dr. Mahadevia shall serve as a member of our Board of Directors during his employment with us until the term of his directorship expires and he is not re-elected or his earlier resignation or removal from our Board of Directors.

Satyavrat Shukla

On December 9, 2020, we entered into an employment agreement with Mr. Shukla with respect to his employment as our Chief Financial Officer, as amended on November 10, 2022. The terms of Mr. Shukla’s agreement provide for an annual base salary of $425,000 prorated for fiscal year 2021, and eligibility for an annual incentive bonus, with a target bonus opportunity of 40% of his then-current base salary, subject to adjustment by the Board of Directors or Compensation Committee. Mr. Shukla’s annual base salary has been subsequently increased over time. As of July 1, 2021, Mr. Shukla's base salary was increased to $460,000, with a target bonus opportunity of 40% of his base salary. In December 2021, Mr. Shukla’s base salary was increased, effective February 1, 2022, to $480,000 with a target bonus opportunity of 40% of his base salary. In January 2023, Mr. Shukla’s base salary was increased, effective February 1, 2023, to $489,600 with a target bonus opportunity of 40% of his base salary.

The agreement also provides for the following severance payments upon termination by us without Cause or by Mr. Shukla for Good Reason: (i) payment of his then-current base salary for a period of nine months following termination; (ii) a pro-rated target bonus for the period during which Mr. Shukla was employed in the year of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Mr. Shukla becomes eligible for medical benefits with another employer. Further, the agreement provides that upon termination by us without Cause or by Mr. Shukla for Good Reason within 90 days prior to the earlier to occur of a Change of Control or a Change of Control Termination, Mr. Shukla will be entitled to receive: (i) a lump sum payment equal to 12 months of his then-current base salary plus the amount of his then-current target performance bonus; (ii) acceleration of all unvested equity awards as of the date of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Mr. Shukla becomes eligible for medical benefits with another employer. Payment in each case is subject to Mr. Shukla’s execution of a release satisfactory to us following such termination. In addition, if Mr. Shukla’s employment terminates as a result of disability or death, he shall be entitled to receive a pro-rated target bonus for the period during which Mr. Shukla was employed in the year of termination.

Tamara Joseph

On November 6, 2020, we entered into an employment agreement with Ms. Joseph with respect to her employment as our Chief Legal Officer, as amended on November 10, 2022. The terms of Ms. Joseph’s agreement provide for an annual base salary of $385,000 prorated for fiscal year 2020, and eligibility for an annual incentive bonus, with a target bonus opportunity of 40% of her then-current base salary, subject to adjustment by the Board of Directors or Compensation Committee. Ms. Joseph’s annual base salary has been subsequently increased over time. As of July 1, 2021, Ms. Joseph's base salary was increased to $435,000, with a target bonus opportunity of 40% of her base salary. In December 2021, Ms. Joseph’s base salary was increased, effective February 1, 2022, to $450,000 with a target bonus opportunity of 40% of her base salary. In January 2023, Ms. Joseph’s base salary was increased, effective February 1, 2023, to $459,000 with a target bonus opportunity of 40% of her base salary.

The agreement also provides for the following severance payments upon termination by us without Cause or by Ms. Joseph for Good Reason: (i) payment of her then-current base salary for a period of nine months following termination; (ii) a pro-rated target bonus for the period during which Ms. Joseph was employed in the year of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Ms. Joseph becomes eligible for medical benefits with another employer. Further, the agreement provides that upon termination by us without Cause or by Ms. Joseph for Good Reason within 90 days prior to the earlier to occur of a Change of Control or a Change of Control Termination, Ms. Joseph will be entitled to receive: (i) a lump sum payment equal to 12 months of her then-current base salary plus the amount of her then-current target performance bonus; (ii) acceleration of all unvested equity awards as of the date of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Ms. Joseph becomes eligible for medical benefits with another employer. Payment in each case is subject to Ms. Joseph’s execution of a release satisfactory to us following such termination. In addition, if Ms. Joseph’s employment terminates as a result of disability or death, she shall be entitled to receive a pro-rated target bonus for the period during which Ms. Joseph was employed in the year of termination.

Under each of the employment agreements, Cause means (i) the executive’s conviction of (A) a felony or (B) any misdemeanor involving moral turpitude, deceit, dishonesty or fraud; (ii) the executive’s willful failure or refusal to comply with lawful directions of our Board of Directors (or, for Mr. Shukla and Ms. Joseph, the lawful directions of Dr. Mahadevia), which failure or refusal continues for more than thirty days after written notice is given to the executive by our Board of Directors (or, for Mr. Shukla and Ms. Joseph, by Dr. Mahadevia), which notice sets forth in reasonable detail the nature of such failure or refusal; (iii) willful and material breach by the executive of a written company policy applicable to the executive or the executive’s covenants and/or obligations under his or her employment agreement or the material breach of the executive’s proprietary information and inventions assignment agreement; and/or (iv) material misconduct by the executive that seriously discredits or damages us or any of our affiliates.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table shows grants of stock options and awards outstanding on the last day of the fiscal year ended December 31, 2022 to each of the executive officers named in the Summary Compensation Table.

	Option Awards						Stock Awards

									Market
									Value of
	Number of		Number of				Number of		Shares or
	Securities		Securities				Shares or		Units of
	Underlying		Underlying		Option		Units of		Stock that
	Unexercised		Unexercised		Exercise	Option	Stock That		Have not
	Options (#)		Options (#)		Price	Expiration	Have not		Vested
Name	Exercisable		Unexercisable		($)	Date	Vested (#)		($) (1)
Ankit Mahadevia, M.D.	22,213	(2)	—		$5.90	7/5/2027	—		—
	101,488	(3)	—		$5.90	7/5/2027	—		—
	118,888	(4)	—		$5.90	7/5/2027	—		—
	244,220	(5)	—		$5.90	7/5/2027	—		—
	125,079	(6)	—		$11.63	12/12/2027	—		—
	176,250	(7)	3,750	(7)	$6.26	1/1/2029	—		—
	127,500	(8)	52,500	(8)	$9.34	2/2/2030	—		—
	82,187	(9)	97,132	(9)	$19.18	1/31/2031	—		—
	—		187,730	(10)	$11.18	1/31/2032	—		—
	—		—		—	—	58,664	(11)	101,489
	—		—		—	—	134,168	(12)	232,111

Satyavrat Shukla	35,938	(13)	39,062	(13)	$17.93	1/4/2031	—		—
	—		53,190	(10)	$11.18	1/31/2032	—		—
	—		—		—	—	18,050	(11)	31,227
	—		—		—	—	38,014	(12)	65,764

Tamara Joseph	37,500	(14)	37,500	(14)	$17.28	12/2/2030	—		—
	—		53,190	(10)	$11.18	1/31/2032	—		—
	—		—		—	—	18,050	(11)	31,227
	—		—		—	—	38,014	(12)	65,764

(1)
The market value of the stock awards is based on the closing price of our common stock of $1.73 per share on December 31, 2022.
(2)
100% of these options vested on August 24, 2019.
(3)
These options vested on April 28, 2020.
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
(10)
25% of the options vested on February 1, 2023 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.
(11)
Consists of RSUs. Each RSU represents the right to receive one share of common stock upon vesting. The RSUs vest in four equal annual installments beginning on August 26, 2022, subject to the individual's continued service through the applicable vesting date.
(12)
Consists of RSUs. Each RSU represents the right to receive one share of common stock upon vesting. The RSUs vest in four equal annual installments beginning on February 2, 2023, subject to the individual's continued service through the applicable vesting date.
(13)
25% of the options vested on February 4, 2022 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.
(14)
25% of the options vested on December 2, 2021 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.

During the year ended December 31, 2022, the executive officers named in the Summary Compensation Table did not exercise any stock options.

2022 Retention Cash Bonus and Performance Awards

On July 1, 2022, upon recommendation of the Compensation Committee, the Board of Directors approved a cash and RSU retention award for the Company’s executive officers, including awards to Dr. Mahadevia, M.D., Mr. Shukla and Ms. Joseph consisting of the following:

•
Subject to Dr. Mahadevia remaining actively employed with us through May 31, 2023, Dr. Mahadevia will receive: (i) a cash bonus of $254,000, which was paid on November 30, 2022 and (ii) if certain performance criteria are achieved, a number of shares of common stock to be issued to him on May 31, 2023 having a value of $508,000 based on the common stock price at such time, subject to the discretion of the Board or the Compensation Committee to pay in cash or a combination of cash and stock.
•
Subject to Mr. Shukla remaining actively employed with us through May 31, 2023, Mr. Shukla shall receive: (i) a cash bonus of $168,000, which was paid on November 30, 2022 and (ii) if certain performance criteria are achieved, a number of shares of common stock to be issued to him on May 31, 2023 having a value of $336,000 based on the common stock price at such time, subject to the discretion of the Board or the Compensation Committee to pay in cash or a combination of cash and stock.
•
Subject to Ms. Joseph remaining actively employed with us through May 31, 2023, Ms. Joseph shall receive: (i) a cash bonus of $157,500, which was paid on November 30, 2022 and (ii) if certain performance criteria are achieved, a number of shares of common stock to be issued to her on May 31, 2023 having a value of $315,000 based on the common stock price at such time, subject to the discretion of the Board or the Compensation Committee to pay in cash or a combination of cash and stock.

The RSUs are eligible for vesting based on the achievement of certain performance criteria by May 31, 2023 relating to pipeline execution, business development, and financial stewardship. RSUs for which the performance criteria have not been achieved as specified by May 31, 2023 will lapse and be forfeited. The RSUs will be subject to acceleration of vesting in the event of termination of employment without cause by us or by the executive for good reason (each as defined in the executive’s employment agreement).

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

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2022 to each of our current non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards* ($) (2)(5)		Total($)
Milind Deshpande, Ph.D.	95,000	14,550	—		109,550
Scott Jackson	57,500	14,550	—		72,050
John C. Pottage, Jr., M.D.	60,000	14,550	—		74,550
Cynthia Smith	50,000	14,550	—		64,550
Frank E. Thomas	47,500	14,550	20,016	(3)	82,066
Kathleen Tregoning	10,000	14,550	40,033	(4)	64,583
Patrick Vink, M.D.	50,000	14,550	20,016	(3)	84,566

(1)
These amounts represent the aggregate grant date fair value for RSU awards computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 8 to our consolidated financial statements, included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(2)
These amounts represent the aggregate grant date fair value of options granted to each director in the fiscal year ended December 31, 2022, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 8 to our consolidated financial statements, included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(3)
Represents an option to purchase 2,214 shares of common stock at an exercise price of $13.19. The shares underlying the option award vested and became fully exercisable on December 31, 2022.
(4)
Represents an option to purchase 4,428 shares of common stock at an exercise price of $13.19. The shares underlying the option award vested and became fully exercisable on December 31, 2022.
(5)
As of December 31, 2022, the aggregate number of options held by each of our current non-employee directors was as follows (representing both exercisable and unexercisable option awards, none of which have been exercised):

Name	Number of Shares Underlying Outstanding Stock Options
Milind Deshpande, Ph.D.	98,664
Scott Jackson	45,000

John C. Pottage, Jr., M.D.	48,219
Cynthia Smith	50,848
Frank E. Thomas	78,893
Kathleen Tregoning	34,428
Patrick Vink, M.D.	81,596

Non-Employee Director Compensation Policy

Under our Non-Employee Director Compensation Policy as amended (the “Non-Employee Director Compensation Policy”), each non-employee director is eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards. Our non-employee directors received the following annual retainers for their service as of December 31, 2022:

Position	Retainer
Board Member	$ 40,000
Board Chairperson (additional retainer)	30,000
Lead Director, if any (additional retainer)	18,750
Audit Committee Chair	20,000
Compensation Committee Chair	20,000
Nominating and Governance Committee Chair	15,000
Audit Committee Member	10,000
Compensation Committee Member	10,000
Nominating and Governance Committee Member	7,500

Our Non-Employee Director Compensation Policy provides the following with respect to equity awards to non-employee directors: (i) the initial equity award consisting of a non-qualified stock option to purchase shares of our common stock upon first appointment to our Board of Directors and vesting in equal monthly installments until the third anniversary of the grant date subject to the non-employee director’s continued service in the amount of 15,000 shares, and (ii) annual equity awards consisting of a non-qualified stock option to purchase shares of our common stock vesting on the first anniversary of the grant date subject to the non-employee director’s continued service in the amount of 7,500 shares. The policy also provides that, prior to the beginning of each calendar year, a non-employee director may elect to receive all or a portion of his or her base annual fee for service on our Board of Directors in the form of a non-qualified stock option to purchase a number of shares of our common stock based on the Black-Scholes value of such option, which option will be granted on the first business day of the calendar year. These options vest in four quarterly installments on the last day of each calendar quarter during the calendar year, subject to the continued service of the non-employee director.

In July 2022, upon the recommendation of the Compensation Committee, the Board of Directors approved an RSU grant representing 15,000 shares of common stock to be issued to each director on the date of the 2022 annual meeting of stockholders in lieu of the annual equity award consisting of a stock option to purchase 7,500 shares of our common stock as described in the current Non-Employee Director Compensation Policy. The RSUs will vest on the first anniversary of the grant date, subject to the director’s continued service, and were issued under, and are subject to the terms of, our 2017 Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2023 for (a) the executive officers named in the Summary Compensation Table on Item 11 of this Amendment, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2023 pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 52,571,813 shares of common stock outstanding on March 1, 2023.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Principal Stockholders
GSK Equity Investments, Limited (1)	9,190,606	17.48%
Named Executive Officers and Directors
Ankit Mahadevia, M.D. (2)	1,192,901	2.22%
Satyavrat Shukla (3)	57,701	*
Tamara Joseph (4)	71,390	*
Milind Deshpande, Ph.D. (5)	100,118	*
Scott Jackson (6)	29,167	*
John C. Pottage, Jr., M.D. (7)	33,219	*
Cynthia Smith (8)	35,848	*
Frank E. Thomas (9)	63,893	*
Kathleen Tregoning (10)	19,248	*
Patrick Vink, M.D. (11)	70,464	*
All current executive officers and directors as a group (12 persons) (12)	1,884,699	3.47%

* Indicates beneficial ownership of less than 1%.

(1)
Consists of shares of common stock owned by GSK Equity Investments, Limited (formerly S.R. One, Limited), and Glaxo Group Limited, each of which is an indirect wholly owned subsidiary of GSK plc. The address for GSK plc is 980 Great West Road, Brentford, Middlesex TW8 9GS, England. This information is based solely on a Schedule 13D/A filed by GlaxoSmithKline plc with the SEC on January 20, 2023, which reported ownership as of November 14, 2022.
(2)
Consists of (i) 65,817 shares of common stock held by Mahadevia-Mehta Family Trust, of which Dr. Mahadevia is the trustee, and (ii) 40,811 shares of common stock and (iii) 1,086,273 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Dr. Mahadevia.
(3)
Consists of 57,701 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Mr. Shukla.
(4)
Consists of (i) 12,127 shares of common stock and (ii) 59,263 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Ms. Joseph.
(5)
Consists of (i) 16,454 shares of common stock and (ii) 83,664 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Dr. Deshpande.
(6)
Consists of 29,167 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Mr. Jackson.
(7)
Consists of 33,219 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Dr. Pottage.
(8)
Consists of 35,848 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Ms. Smith.
(9)
Consists of 63,893 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Mr. Thomas.

(10)
Consists of 19,248 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Ms. Tregoning.
(11)
Consists of 70,464 shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Dr. Vink.
(12)
See 2 through 11 above; also includes shares of common stock underlying options that are exercisable as of March 1, 2023 or will become exercisable within 60 days after such date held by Mr. Keutzer and Dr. Hamed, who are executive officers but not named executive officers.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
Equity compensation plans approved by stockholders(1)	3,632,832	10.52	4,382,875
Equity compensation plans not approved by stockholders(2)	346,267	15.93	1,030,096
Total:	3,979,099	10.99	5,412,971

(1)
This plan category consists of our 2017 Plan.
(2)
This plan category consists of our 2019 Plan.

Benefits Programs

Each named executive employee is eligible to participate in our benefits programs, which include health, life, disability and dental insurance and a 401(k) retirement savings plan.

Spero Therapeutics, Inc.’s 2017 Stock Incentive Plan

We adopted the Spero Therapeutics, Inc. 2017 Plan on June 28, 2017, as amended on October 18, 2017 and August 17, 2021 and September 15, 2022. The 2017 Plan will expire on June 30, 2027. Under the 2017 Plan, we may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

Since its adoption, there have been 8,811,104 shares of our common stock authorized for issuance under the 2017 Plan. As of March 1, 2023, a total of 1,369,656 shares are available for future grant under the 2017 Plan.

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

Spero Therapeutics, Inc.’s 2019 Inducement Equity Incentive Plan

On March 11, 2019, the Board of Directors adopted Spero Therapeutics, Inc.’s 2019 Plan, as amended on June 23, 2020 and December 22, 2022. The Board of Directors initially reserved 331,500 shares of our common stock under the 2019 Inducement Plan to be used exclusively for grants of awards to individuals that were not previously our employees or directors, as an inducement to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As previously disclosed, in June 2020, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 700,000 shares. In December 2022, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 875,000 shares. The 2019 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4). The 2019 Inducement Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock-based awards, and its terms are substantially similar to the 2017 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception.

As of March 1, 2023, there were 1,047,267 shares outstanding and 834,096 shares available for grant under the 2019 Inducement Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of transactions since January 1, 2021, to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We refer to such transactions as “related party transactions” and such persons as “related parties.” With the approval of our Board of Directors, we have engaged in the related party transactions described below. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unaffiliated third parties.

Transactions with GSK

License Agreement

On September 21, 2022, we entered into the GSK License Agreement with GSK. Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66 million for GSK to secure rights to the medicine and are eligible to receive up to $525.0 million in development, sales, and commercial milestones payments, as well as low single-digit to low double-digit tiered royalties on net product sales. Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country. The terms of the License Agreement are described further above under “Business - Collaboration, License and Service Agreements - Tebipenem HBr Agreements - GSK License Agreement.”

Share Purchase Agreement

Concurrently with the execution of the GSK License Agreement, on the GSK Effective Date, we entered into the GSK SPA with GGL, an affiliate of GSK, pursuant to which GGL purchased on the GSK Closing Date 7,450,000 shares of our common stock at a purchase price of approximately $1.20805 per share, for an aggregate purchase price of $9.0 million. The GSK SPA contains certain standstill, lock-up and registration rights provisions.

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

Item 14. Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP was our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

The following table presents fees for professional audit services and other services rendered by PricewaterhouseCoopers LLP to us for the fiscal years ended December 31, 2022 and December 31, 2021:

	Fiscal Year 2022	Fiscal Year 2021
Audit Fees(1)	$1,024,500	$902,500
Audit-Related Fees(2)	75,000	55,000
Tax Fees	—	—
All Other Fees(3)	956	956
Total	$1,100,456	$958,456

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

(3)
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

3.3	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	11/6/2017	001-38266

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	7/17/2018	001-38266

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	11/16/2018	001-38266

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	2/28/2020	001-38266

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	9/14/2020	001-38266

4.1	Form of Common Stock Certificate		Form S-1 (Exhibit 4.1)	10/6/2017	333-220858

4.2	Description of Registrant’s Securities	X

10.1#	2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	9/19/2022	001-38266

10.2#	Form of Stock Option Agreement under the 2017 Stock Incentive Plan, as amended		Form S-8 (Exhibit 4.6)	9/20/2021	001-38266

10.3#	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/30/2021	001-38266

10.4#	2019 Inducement Equity Incentive Plan, as amended	X

10.5#	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan, as amended	X

10.6#	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan, as amended	X

10.7#	Form of Director and Officer Indemnification Agreement	Form S-1 (Exhibit 10.4)	10/6/2017	333-220858

10.8#	Non-Employee Director Compensation Policy, as amended	Form 10-K (Exhibit 10.7)	3/31/2022	001-38266

10.9#	Employment Agreement, dated October 20, 2017, by and between the Registrant and Ankit Mahadevia, M.D.	Form S-1/A (Exhibit 10.5)	10/23/2017	333-220858

10.10#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Ankit Mahadevia, M.D.	Form 10-Q (Exhibit 10.6)	11/14/2022	001-38266

10.11#	Employment Agreement, dated December 9, 2020, by and between the Registrant and Satyavrat Shukla	Form 10-K (Exhibit 10.8)	3/11/2021	001-38266

10.12#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Satyavrat Shukla	Form 10-Q (Exhibit 10.7)	11/14/2022	001-38266

10.13#	Employment Agreement, dated August 11, 2022, by and between the Registrant and Kamal Hamed	Form 10-Q (Exhibit 10.5)	11/14/2022	001-38266

10.14#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Kamal Hamed, M.D., M.P.H., M.B.A.	Form 10-Q (Exhibit 10.8)	11/14/2022	001-38266

10.15#	Employment Agreement, dated January 1, 2020, by and between the Registrant and Timothy Keutzer	Form 10-K (Exhibit 10.12)	3/16/2020	001-38266

10.16#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Timothy Keutzer	Form 10-Q (Exhibit 10.9)	11/14/2022	001-38266

10.17#	Employment Agreement, dated November 6, 2020, by and between the Registrant and Tamara Joseph	Form 10-K (Exhibit 10.13)	3/11/2021	001-38266

10.18#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Tamara Joseph	Form 10-Q (Exhibit 10.10)	11/14/2022	001-38266

10.19#	Separation Agreement, dated May 3, 2022, by and between the Registrant and Cristina Larkin	Form 10-Q (Exhibit 10.1)	8/10/2022	001-38266

10.20#	Consulting Agreement, dated May 3, 2022, by and between the Registrant and Cristina Larkin	Form 10-Q (Exhibit 10.3)	8/10/2022	001-38266

10.21#	Amendment 1 to Consulting Agreement, dated August 4, 2022, by and between the Registrant and Cristina Larkin	Form 10-Q (Exhibit 10.1)	11/14/2022	001-38266

10.22#	Separation Agreement, dated May 3, 2022, by and between the Registrant and David Melnick, M.D.	Form 10-Q (Exhibit 10.2)	8/10/2022	001-38266

10.23#	Consulting Agreement, dated May 3, 2022, by and between the Registrant and David Melnick, M.D.	Form 10-Q (Exhibit 10.4)	8/10/2022	001-38266

10.24	Lease Agreement, dated August 24, 2015, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC	Form S-1 (Exhibit 10.11)	10/6/2017	333-220858

10.25	First Amendment to Lease Agreement, dated January 17, 2018, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC	Form 8-K (Exhibit 99.1)	1/23/2018	001-38266

10.26	Second Amendment to Lease Agreement, dated December 16, 2019, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC	Form 8-K (Exhibit 99.1)	12/19/2019	001-38266

10.27	Third Amendment to Lease Agreement, dated May 4, 2020, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC	Form 10-Q (Exhibit 10.4)	8/6/2020	001-38266

10.28	Sublease, dated July 6, 2016, by and between the Registrant and Tetraphase Pharmaceuticals, Inc.	Form S-1 (Exhibit 10.12)	10/6/2017	333-220858

10.29†

Stock Purchase Agreement, dated June 6, 2016, by and among Spero Cantab, Inc., the Registrant, Spero Cantab UK Limited, PBB Distributions Limited, New Pharma License Holdings Limited, Cantab Anti-Infectives Ltd and Pro Bono Bio PLC, as amended by Amendment to Stock Purchase Agreement, dated July 18, 2017

		Form S-1 (Exhibit 10.13)	10/6/2017	333-220858

10.30†	Assignment and License Agreement, dated May 9, 2016, by and among Spero Trinem, Inc., the Registrant and Vertex Pharmaceuticals Incorporated	Form S-1/A (Exhibit 10.14)	10/23/2017	333-220858

10.31†	License Agreement, dated June 14, 2017, by and between the Registrant and Meiji Seika Pharma Co., Ltd., as supplemented by Addendum to License Agreement, dated June 14, 2017	Form S-1 (Exhibit 10.15)	10/6/2017	333-220858

10.32†	Contract Award, dated July 12, 2018, issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services	Form 10-Q (Exhibit 10.1)	11/8/2018	001-38266

10.33††	Amended and Restated License Agreement, dated January 15, 2021, by and between the Registrant and Everest Medicines II Limited	Form 10-K (Exhibit 10.25)	3/11/2021	001-38266

10.34

Exchange Agreement, dated November 15, 2018, by and among Spero Therapeutics, Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and MSI BVF SPV LLC

		Form 8-K (Exhibit 10.1)	11/16/2018	001-38266

10.35††	License Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.	Form 10-Q (Exhibit 10.1)	8/5/2021	001-38266

10.36	Share Purchase Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.	Form 10-Q (Exhibit 10.2)	8/5/2021	001-38266

10.37††	License Agreement, dated September 21, 2022, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.3)	11/14/2022	001-38266

10.38	Share Purchase Agreement, dated September 21, 2022, by and between the Registrant and Glaxo Group Limited		Form 10-Q (Exhibit 10.4)	11/14/2022	001-38266

10.39	Controlled Equity Offering Sales Agreement, dated March 11, 2021, by and between the Registrant and Cantor Fitzgerald & Co.		Form 10-K (Exhibit 10.28)	3/11/2021	001-38266

10.40	Securities Purchase Agreement, dated June 12, 2019, by and between the Registrant and Novo Holdings A/S		Form 10-Q (Exhibit 10.1)	8/8/2019	001-38266

10.41	Form of Proprietary Information and Inventions Assignment Agreement		Form S-1/A (Exhibit 10.17)	10/23/2017	333-220858

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/16/2020	001-38266

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: March 30, 2023	By:	/s/ Ankit Mahadevia, M.D.
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

Name	Title	Date

/s/ Ankit Mahadevia, M.D.	President, Chief Executive Officer and Director	March 30, 2023
Ankit Mahadevia, M.D.	(Principal Executive Officer)

/s/ Satyavrat Shukla	Chief Financial Officer and Treasurer	March 30, 2023
Satyavrat Shukla	(Principal Financial Officer and Principal Accounting Officer)

/s/ Milind Deshpande, Ph.D.	Director	March 30, 2023
Milind Deshpande, Ph.D.

/s/ Scott Jackson	Director	March 30, 2023
Scott Jackson

/s/ John C. Pottage, M.D.	Director	March 30, 2023
John C. Pottage, M.D.

/s/ Cynthia Smith	Director	March 30, 2023
Cynthia Smith

/s/ Frank E. Thomas	Director	March 30, 2023
Frank E. Thomas

/s/ Kathleen Tregoning	Director	March 30, 2023
Kathleen Tregoning

/s/ Patrick Vink, M.D.	Director	March 30, 2023
Patrick Vink, M.D.