Form 10-Q
period 2023-03-31
Spero Therapeutics, Inc.
filed 2023-05-11
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, the registrant had 52,571,813 shares of common stock, $0.001 par value per share, outstanding.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
Our ability to realize the value of tebipenem HBr depends on us obtaining FDA approval. Even if such approval is obtained, the timeline of, and any requirements imposed as part of, such approval may impact the attractiveness of eventual commercialization of tebipenem HBr through our partnership with GSK.
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

ii

Spero Therapeutics, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$96,254	$109,107
Other receivables	1,865	1,084
Prepaid expenses and other current assets	3,543	3,379
Total current assets	101,662	113,570
Property and equipment, net	256	368
Operating lease right of use assets	4,888	5,124
Other assets	5,740	5,740
Total assets	$112,546	$124,802

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	583	617
Accrued expenses and other current liabilities	8,862	8,973
Operating lease liabilities	1,697	1,690
Deferred revenue, current	11,845	10,369
Total current liabilities	22,987	21,649
Non-current operating lease liabilities	4,685	4,957
Deferred revenue, non-current	19,950	22,166
Other long-term liabilities	85	96
Total liabilities	47,707	48,868
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 52,571,813 shares issued and outstanding as of March 31, 2023 and 52,456,195 shares issued and outstanding as of December 31, 2022	53	52
Additional paid-in capital	491,930	489,760
Accumulated deficit	(427,144)	(413,878)
Accumulated other comprehensive gain (loss)	—	—
Total stockholders' equity	64,839	75,934
Total liabilities and stockholders' equity	$112,546	$124,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Grant revenue	$1,329	$1,822
Collaboration revenue	740	247
Total revenues	2,069	2,069

Operating expenses:
Research and development	8,979	16,971
General and administrative	7,317	15,305
Total operating expenses	16,296	32,276
Loss from operations	(14,227)	(30,207)
Other income (expense):
Interest income	963	72
Other income (expense), net	(2)	(13)
Interest expense related to the sale of future royalties	—	(2,488)
Change in fair value of derivative liability	—	(193)
Total other income (expense), net	961	(2,622)
Net loss	$(13,266)	$(32,829)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(1.01)

Weighted average common shares outstanding, basic and diluted:	52,527,018	32,606,715

Comprehensive loss:
Net loss	(13,266)	(32,829)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	—	(4)
Net unrealized gains (losses) on securities	—	(4)
Total comprehensive loss	$(13,266)	$(32,833)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,266)	$(32,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	189
Non-cash lease cost	236	221
Share-based compensation	2,170	3,203
Unrealized foreign currency transaction (gain) loss	—	(11)
Accretion of discount on marketable securities	—	23
Change in fair value of derivative liabilities	—	193
Non-cash interest expense associated with the sale of future royalties	—	2,488
Changes in operating assets and liabilities:
Other receivables	(781)	661
Prepaid expenses and other current assets	(164)	31
Other assets	—	(285)
Accounts payable	(34)	3,679
Accrued expenses and other current liabilities	(111)	(5,290)
Deferred revenue, current and non-current	(740)	(246)
Other long-term liabilities	(11)	(10)
Operating lease liability	(265)	(240)
Net cash used in operating activities	(12,853)	(28,223)
Cash flows from investing activities:
Purchases of marketable securities	—	(26,970)
Proceeds from maturities of marketable securities	—	10,906
Net cash provided by (used in) investing activities	—	(16,064)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	3,626
Proceeds from stock option exercises	—	188
Net cash provided by financing activities	—	3,814
Net decrease in cash and cash equivalents:	(12,853)	(40,473)
Cash, cash equivalents and restricted cash at beginning of period	109,107	112,584
Cash, cash equivalents and restricted cash at end of period	$96,254	$72,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	—	—	52,456,195	52	489,760	(413,878)	—	75,934
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	115,618	1	—	—	—	1
Share-based compensation expense	—	—	—	—	2,170	—	—	2,170
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(13,266)	—	(13,266)
Balances at March 31, 2023	—	—	52,571,813	53	491,930	(427,144)	—	64,839

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	3,218,152	3	32,393,738	32	455,719	(367,463)	(2)	88,289
Issuance of common stock upon the exercise of stock options	—	—	17,616	—	188	—	—	188
Issuance of common stock, net of issuance costs	—	—	344,205	1	3,625	—	—	3,626
Share-based compensation expense	—	—	—	—	3,203	—	—	3,203
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	(32,829)	—	(32,829)
Balances at March 31, 2022	3,218,152	3	32,755,559	33	462,735	(400,292)	(6)	62,473

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration agreements, funding from government contracts, licensing agreements and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $13.3 million and $32.8 million for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $427.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, the Company expects its current operating plan, existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. Beyond that point, the Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other venues. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

Interim Financial Information

The consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023, and results of operations for the three months ended March 31, 2023, and cash flows for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of March 31, 2023, and December 31, 2022, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheets as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheets leases with terms of one year or less. As of March 31, 2023 and December 31, 2022, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

In determining the accounting treatment for these arrangements, the Company develops assumptions to determine the stand-alone selling price for each performance obligation in the contract. The Company develops the estimated standalone selling price for the license using a discounted cash flow model. To develop this model, the Company applies significant judgement in the determination of the significant assumptions relating to forecasted future revenues, development timelines, the discount rate, and probabilities of technical and regulatory success. The Company develops the estimated standalone selling price for the research and development services using a discounted cash flow model. The assumptions to develop the estimated standalone selling price for the related research and development services include estimates of costs to be incurred to fulfill its obligations associated with the performance of the research and development services, plus a reasonable margin.

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

Since the fourth quarter of 2016, the Company’s operating subsidiary in Australia has met the eligibility requirements to receive a tax incentive for qualifying research and development activities. The Company recognizes these incentives as a reduction of research and development expenses in the consolidated statements of operations and comprehensive loss in the same period that the related qualifying expenses are incurred. Reductions of research and development expense recognized upon incurring qualifying expenses in advance of receipt of tax incentive payments are recorded in the consolidated balance sheets as tax incentive receivables.

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

Share-Based Compensation

The Company issues stock-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its stock-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC 718, Compensation—Stock Compensation, and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. The Company has also granted certain awards subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. Performance-based awards will be recorded as an accrued liability on the Company's condensed consolidated balance sheets and accrued over time as achievement of performance metrics become probable. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2023 and 2022, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

Derivative Liability

In connection with certain transactions, the Company identified certain embedded derivatives, which were recorded as liabilities on the Company’s consolidated balance sheets and were remeasured to fair value at each reporting date until the derivative was settled. Changes in the fair value of the derivative liabilities were recognized as other income (expense) in the consolidated statement of operations and comprehensive loss.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise noted, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its condensed consolidated financial statements and disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2023. The Company early adopted this standard during the fourth quarter of 2022 and it did not have a material impact on its consolidated financial statements and related disclosures.

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$38,603	$—	$38,603
Total cash equivalents	—	38,603	—	38,603

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$108,227	$—	$108,227
Total cash equivalents	—	108,227	—	108,227

Excluded from the tables above is cash of $57.7 million and $0.9 million as of March 31, 2023, and December 31, 2022, respectively. During the three months ended March 31, 2023, there were no transfers between Level 1, Level 2 and Level 3 categories.

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued external research and development expenses	$2,221	$1,823
Accrued payroll and related expenses	5,258	5,797
Accrued professional fees	1,173	696
Accrued restructuring expenses	39	448
Accrued other	171	209
Total Accrued expenses and other current liabilities	$8,862	$8,973

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

During the three months ended March 31, 2023, the Company did not sell any shares of its common stock under the Sales Agreement.

GSK License and Share Purchase Agreements

Concurrently with the execution of the GSK License Agreement, on September 21, 2022 (the “GSK Effective Date”), the Company entered into a stock purchase agreement (the “GSK SPA”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, which closed on November 7, 2022 (the “GSK Closing Date”), and pursuant to which GGL purchased on the GSK Closing Date 7,450,000 shares (the “GSK Shares”) of the Company’s common stock at a purchase price of approximately $1.20805 per share, which represented a discount on the closing price of the Company's common stock on November 4, 2022, for an aggregate purchase price of $9.0 million. The GSK SPA contains certain standstill, lock-up and registration rights provisions. Upon closing, the Company recorded the fair market value of the shares issued in stockholders’ equity in its condensed consolidated balance sheets.

The fair market value of 7,450,000 shares of the Company's common stock issued under the GSK SPA was $10.3 million. The common stock issued under the GSK SPA were valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated discount of $1.3 million as a freestanding equity-linked instrument under ASC 815. The discount was allocated as consideration for the GSK License Agreement and evaluated under ASC 606. The discount was determined not to be constrained and was included in the calculation of the total transaction price related to the GSK License Agreement as of the effective date of the transaction. Refer to Note 9 for further discussion.

The GSK Shares were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Refer to Note 9 for further discussion.

Pfizer License and Share Purchase Agreements

On June 30, 2021, the Company agreed to sell 2,362,348 shares of common stock to Pfizer Inc. (“Pfizer”) pursuant to a Share Purchase Agreement (the “Pfizer Purchase Agreement”), at a price of $16.93 per share, which represented a premium over the most recent closing price on June 30, 2021, for an aggregate purchase price of $40.0 million.

No stockholder approval was required for the sale of the shares. Pfizer is an accredited investor as defined in the Securities Act, and the shares were sold pursuant to exemptions from registration under Regulation D of the Securities Act. The Company has not filed a registration statement with the SEC covering the resale of the shares and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

6. Share-Based Compensation

The Company maintains two equity compensation plans, the 2017 Stock Incentive Plan (as amended, the “2017 Plan”) and the 2019 Inducement Equity Incentive Plan (as amended, the “2019 Inducement Plan”), which provide for the grant of stock-based awards to its directors, officers and employees. The equity plans provide for the grant of non-qualified and incentive stock options, as well as restricted stock units (“RSUs”), restricted stock and other stock-based awards.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $1.29 and $7.96 per option for those options granted during the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	3,979,099	$10.99	5.27	$1
Granted	46,413	1.74
Exercised	—	—
Forfeited or cancelled	(26,521)	13.73
Outstanding as of March 31, 2023	3,998,991	$10.87	4.94	$1

Outstanding as of March 31, 2023 - vested and expected to vest	3,998,991	$10.87	4.94	$1
Exercisable at March 31, 2023	2,971,459	$9.95	4.38	$—

As of March 31, 2023, a total of 11,595,127 shares have been authorized and reserved for issuance under all equity plans and 2,203,755 shares were available for future issuance under such plans.

Restricted Stock Units

The Company granted 3,203,199 RSUs to employees during the three months ended March 31, 2023.

The following table summarizes RSU activity under all equity plans during the three months ended March 31, 2023:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,300,397	$7.51
Granted	3,203,199	1.86
Vested and released	(115,618)	11.18
Forfeited or cancelled	(13,875)	14.83
Outstanding as of March 31, 2023	4,374,103	$3.25

As of March 31, 2023, there was approximately $12.9 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

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

Performance-Based Awards

In July 2022, as part of the retention awards referenced in Note 10, the Company issued awards containing performance-based vesting criteria ("performance-based awards") to be issued on May 31, 2023, with a value of $1.7 million based on the common stock price at such time, subject to the discretion of the Company's Board or Compensation Committee to pay in cash or a combination of cash and stock. Performance-based awards will be recorded as an accrued liability on the Company's condensed consolidated balance sheets and accrued over time as achievement of performance metrics become probable. The performance-based awards are eligible for vesting based on the achievement of certain performance criteria by May 31, 2023 relating to pipeline execution, business development, and financial stewardship. Performance-based awards for which the performance criteria have not been achieved as specified by May 31, 2023 will lapse and be forfeited. The performance-based awards will be subject to acceleration of vesting in the event of termination of employment without cause by the Company or by the executive for good reason (each as defined in the executive’s employment agreement).

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

The Company recognized $0.7 million of compensation expense associated with performance-based awards and less than $0.1 million of expense associated with the Inducement PSUs during the three months ended March 31, 2023, as the performance conditions were considered probable of achievement.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

Three Months Ended March 31,
2023	2022

Research and development expenses	$798	$1,363
General and administrative expenses	1,372	1,840
Total	$2,170	$3,203

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023 or December 31, 2022.

Legal Proceedings

Two putative class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Mr. Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint purports to be brought on behalf of stockholders who purchased the Company’s common stock from May 6, 2021 through May 2, 2022 (Mr. Memon’s complaint alleged a six-month longer class period than the complaint originally filed by Mr. Germond). The complaint generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon filed an amended complaint on December 5, 2022. The amended complaint generally restates the same allegations contained in the original complaint. The Court held a pre-motion conference on February 22, 2023 and set a date of June 21, 2023 for the Company to file its fully-briefed motion to dismiss, including Plaintiffs’ opposition. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

Additional lawsuits against the Company and certain of its officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

8. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of cUTI caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for the development of tebipenem HBr, increasing the amount of the initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.0 million and extended the period of performance through November 1, 2021. In October 2022, BARDA extended the period of performance for the first contract option through December 15, 2023. As of March 31, 2023, the balance of the award was subject to BARDA exercising an option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below. On January 19, 2022, the Company announced that BARDA exercised a new option under the contract. The new option increases the total amount of committed funding by $12.9 million to approximately $46.9 million, increasing the total potential contract value to $59.7 million. On September 30, 2022, remaining funding from the $12.9 million option was reprogrammed to support upcoming clinical trials. The period of performance for this new option extends through December 31, 2025 and does not change the total amount of committed funding or potential contract value.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of tebipenem HBr in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted under the direction of Spero. DTRA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaborative program for tebipenem HBr. Together, BARDA and DTRA will provide up to $69.7 million in total funding for the clinical development and biodefense assessment of tebipenem HBr, of which $12.7 million is subject to the exercise of options by BARDA and the Company’s achievement of specified milestones.

The Company recognized $0.5 million and $0.7 million of revenue under the BARDA award during the three months ended March 31, 2023 and 2022, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the U.S. Department of Defense (“DoD”) Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding supported the further clinical development of SPR206. The award committed non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. The Company did not recognize revenue under this agreement during the three months ended March 31, 2023 and recognized $0.9 million in revenue under this agreement during the three months ended March 31, 2022. All activities under this award were completed and this award was closed out during the year ended December 31, 2022.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.4 million over a base period and five option periods. As of March 31, 2023, funding for the base period totaling $6.2 million has been committed. In December 2022, the contract was modified to include additional funding of approximately $0.1 million, increasing the amount of base period committed funding from $2.1 million to $2.2 million. This increased the total potential contract value to $23.5 million. In October 2022, NIAID exercised its first option under the contract, committing $4.0 million for SPR206 through April 2025. The Company recognized $0.9 million and $0.3 million under this agreement during the three months ended March 31, 2023 and 2022, respectively.

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

The Company did not record a reduction to research and development expense as no activities were funded by Gates MRI during both the three months ended March 31, 2023 and 2022.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, Spero paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three months ended March 31, 2023 and 2022, the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not yet probable.

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

Unless earlier terminated due to certain material breaches of the GSK License Agreement or by GSK for convenience, or otherwise, the GSK License Agreement will expire on a jurisdiction-by-jurisdiction and GSK Licensed Product-by-GSK Licensed Product basis on the latest to occur of (i) loss of patent exclusivity, (ii) loss of regulatory exclusivity or (iii) ten years following the date of the first commercial sale of such licensed product in such country (the “GSK Royalty Term”). During the GSK Royalty Term, the Company has agreed not to develop, manufacture or commercialize any oral carbapenem for any indication or any oral antibiotic for cUTI; this restriction does not apply to any third party which acquires control of Spero after the date of the GSK License Agreement if certain conditions are met.

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

The total transaction price was $64.7 million, which includes the initial payment of $66.0 million in the fourth quarter of 2022 and the discount of $1.3 million related to the GSK SPA (see Note 5). At contract inception, $45.7 million of the initial $64.7 million was allocated to the license transfer performance obligation, which was fully satisfied and recognized as revenue upon delivery of the license. The additional $19.0 million was allocated to the research and development services obligation and is being recognized over time as services are delivered, estimated to be over a three year period.

The potential development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of March 31, 2023 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. Control of the license was transferred on the GSK Effective Date and GSK could begin to use and benefit from the license at the GSK Effective Date.

During the three months ended March 31, 2023, the Company recognized $0.5 million related to the research and development service obligation.

The remaining transaction price balance of approximately $18.1 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of March 31, 2023 the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of March 31, 2023. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of a New Drug Application (“NDA”) to the FDA for tebipenem HBr. As part of the agreement, the Company is obligated to make future milestone payments of up to $1.0 million as of September 30, 2022 upon the achievement of specified regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement and to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, of which the Company paid $6.6 million during the year ended December 31, 2022 and recorded as a research and development expense in the Company's consolidated statement of operations.

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

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s condensed consolidated balance sheets and was fully amortized as of December 31, 2021. The Company has paid Savior an additional $5.3 million for facility build out costs, which is classified as a long-term asset on the Company’s condensed consolidated balance sheets as of March 31, 2023.

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.2 million as of March 31, 2023) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three months ended March 31, 2023 and 2022, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206.

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

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. The Company received milestones of $1.5 million related to a clinical study for SPR206, of which the Company received approximately $0.8 million upon the initiation of the Bronchoalveolar Lavage (“BAL”) clinical trial of SPR206 in June 2021 and received the remaining $0.7 million upon the delivery of the clinical study report in the second quarter of 2022. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

As of March 31, 2023, remaining future milestone payments of $34.0 are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

The Company did not recognize revenue under this agreement during both periods ended March 31, 2023 and 2022.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of March 31, 2023 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized $0.2 million of revenue from the contract during both the three months ended March 31, 2023 and 2022, respectively.

The remaining transaction price balance of approximately $13.7 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of March 31, 2023, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

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

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2023, the Company had less than $0.1 million remaining in accrued expenses related to restructuring costs on its condensed consolidated balance sheet. Activity for the quarter is summarized as follows (amounts in thousands):

As of March 31, 2023
Balance as of December 31, 2022	$448
Charge to expense	—
Payments made	(409)
Write-offs and impairments	—
Balance as of March 31, 2023	$39

Retention Awards

In June 2022, upon recommendation of the Company's Compensation Committee, the Board of Directors approved retention awards for employees of the Company. Subject to remaining actively employed with the Company through May 31, 2023, the aggregate retention awards include (i) a cash bonus of $1.1 million, which was paid on November 30, 2022 and $0.2 million as fully vested RSU grants of the same value issued on November 30, 2022 and (ii) a cash bonus of $3.2 million payable on May 31, 2023 and $0.7 million to be paid in cash or as a fully vested RSU grant of the same value payable or issuable on May 31, 2023. These amounts are accrued as services are performed through May 31, 2023.

Executive Retention Awards

On July 1, 2022, upon recommendation of the Company's Compensation Committee, the Board of Directors approved a cash and RSU retention award to certain members of the Company's executive leadership team consisting of the following:

•
Subject to the certain members of the Company's executive leadership team remaining actively employed with the Company through May 31, 2023, they shall receive an aggregate of: (i) a cash bonus equal to $0.9 million which was paid on November 30, 2022 and (ii) if certain performance criteria are achieved, a number of fully vested RSUs to be issued to them on May 31, 2023 having a value of $1.7 million based on the common stock price at such time, subject to the discretion of the Board or the Compensation Committee to pay in cash or a combination of cash and stock.

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

These awards will be accrued as services are incurred through May 31, 2023. Awards with performance criteria will be accrued as performance metrics are met. During the three months ended March 31, 2023, the Company recognized $0.7 million of compensation expense associated with these awards (see Note 6).

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(13,266)	$(32,829)
Net loss attributable to common stockholders	$(13,266)	$(32,829)

Denominator:
Weighted average common shares outstanding, basic and diluted	52,527,018	32,606,715

Net loss per share, basic and diluted	$(0.25)	$(1.01)

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

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	3,998,991	5,775,068
Unvested restricted stock units	4,374,103	1,163,647
Series B convertible preferred stock (as converted to common shares)	—	938,000
Series C convertible preferred stock (as converted to common shares)	—	2,214,000
Series D convertible preferred stock (as converted to common shares)	—	3,215,000
	8,373,094	13,305,715

12. Subsequent Events

The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date at which the consolidated financial statements were available to be issued. There were no material subsequent events.

Subsequent to March 31, 2023, the Company did not sell any shares of its common stock under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for bacterial infections, including MDR bacterial infections, and rare diseases. Our lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial ("NTM") pulmonary disease, a rare orphan disease, where treatment failure is common, and no approved therapies exist. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for NTM pulmonary disease. Our partnership-directed programs consist of tebipenem HBr and SPR206, each of which, through our business development efforts, have partnership relationships supporting their ongoing development. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections ("cUTIs"), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. SPR206 is an IV-administered agent being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2023, we had an accumulated deficit of $427.1 million, and cash and cash equivalents of $96.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our current operating plans, we believe that our cash runway will be sufficient to fund us beyond 2024. During this period, we plan to prioritize advancing SPR720 and SPR206 to key Phase 2 milestones and advancing the follow-up Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs.

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

Grant Revenue

We expect a portion of our revenue for the next few years will continue to be derived from payments under our government awards that we have currently entered into and that we may enter into in the future.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, infrastructure and director and officer insurance costs, as well as investor and public relations expenses associated with our continued operation as a public company.

Restructuring

In light of our prior decision to suspend commercialization activities for tebipenem HBr and our strategic restructuring, as announced in May 2022, our operating expenses were substantially reduced during the year ended December 31, 2022. We expect to continue to incur research and development and general and administrative expenses in 2023 to support activities under our subsequently announced GSK License Agreement that closed in November 2022. In connection with our restructuring, during the year ended December 31, 2022 we incurred approximately $11.6 million of costs in connection with the reduction in workforce related to severance pay and other restructuring costs. We incurred the majority of the costs associated with our restructuring during the second quarter of 2022. As of March 31, 2023, the majority of these costs were paid.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) during the three months ended March 31, 2023 and 2022 consists of interest expense related to the sale of future royalties and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

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

We have made no changes to our existing critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Revenues:
Grant revenue	$1,329	$1,822	$(493)
Collaboration revenue	740	247	493
Total revenues	2,069	2,069	—

Operating expenses:
Research and development	8,979	16,971	(7,992)
General and administrative	7,317	15,305	(7,988)
Total operating expenses	16,296	32,276	(15,980)
Loss from operations	(14,227)	(30,207)	15,980
Other income (expense):
Interest income	963	72	891
Other income (expense), net	(2)	(13)	11
Interest expense related to the sale of future royalties	—	(2,488)	2,488
Change in fair value of derivative liability	—	(193)	193
Total other income (expense), net	961	(2,622)	3,583
Net loss	$(13,266)	$(32,829)	$19,563

Grant Revenue

	Three Months Ended March 31,
	2023	2022	$ Change
BARDA Contract (tebipenem HBr)	$471	$675	$(204)
NIAID Contract (SPR206)	858	253	605
DoD Agreement (SPR206)	—	894	(894)
Total grant revenue	$1,329	$1,822	$(493)

Grant revenue recognized during the three months ended March 31, 2023 and 2022 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in revenue during the three months ended March 31, 2023 was primarily due to a $0.9 million decrease in funding under our DoD agreement relating to SPR206, a $0.2 million decrease in qualified expenses incurred under our BARDA contract for tebipenem HBr, partially offset by an increase of $0.6 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

During the three months ended March 31, 2023, we recognized $0.2 million in collaboration revenue related to our agreement with Pfizer and $0.5 in collaboration revenue related to our agreement with GSK. During the three months ended March 31, 2022, we recognized $0.2 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses

	Three Months Ended March 31,
	2023	2022	$ Change
Direct research and development expenses by program:
SPR720	$1,748	$85	$1,663
Tebipenem HBr	1,702	6,244	(4,542)
SPR206	704	1,920	(1,216)
Unallocated expenses:
Personnel related (including share-based compensation)	3,774	7,513	(3,739)
Facility related and other	1,051	1,209	(158)
Total research and development expenses	$8,979	$16,971	$(7,992)

Direct costs related to our SPR720 program increased by $1.7 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to increased clinical and preclinical activity during the period related to our planned Phase 2 clinical trial of SPR720, which we initiated in the fourth quarter of 2022. We expect to continue to incur direct costs related to SPR720 as we progress preclinical and clinical activities.

Direct costs related to our tebipenem HBr program decreased by $4.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to reduced program activity as a result of our strategic restructuring announced in May 2022 and further described in Note 10 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Direct costs related to our SPR206 program decreased by $1.2 million during the three months ended March 31, 2023, primarily due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

The decrease in personnel-related costs of $3.7 million was primarily a result of a decrease in research and development headcount due to our strategic restructuring announced in May 2022. Personnel-related costs for the three months ended March 31, 2023 and 2022 included share-based compensation expense of $0.8 million and $1.4 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	$ Change
Personnel related (including share-based compensation)	$4,562	$8,442	$(3,880)
Professional and consultant fees	2,115	5,648	(3,533)
Facility related and other	640	1,215	(575)
Total general and administrative expenses	$7,317	$15,305	$(7,988)

The decrease in personnel-related costs of $3.9 million was primarily a result of a decrease in headcount in our commercial, general and administrative functions due to our strategic restructuring. Personnel-related costs for the three months ended March 31, 2023 and 2022 included share-based compensation expense of $1.4 million and $1.8 million, respectively.

The decrease in professional and consultant fees of $3.5 million was primarily due to decreased commercial operation expenses, offset by legal and consulting expenses incurred in the three months ended March 31, 2023.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income, net was $1.0 million for the three months ended March 31, 2023, compared to $(2.6) million for the three months ended March 31, 2022. Total other income for the three months ended March 31, 2023 included $1.0 million of interest income, offset by immaterial changes primarily due to fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA and our license agreements with Everest, Pfizer and GSK. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and mostly from the proceeds of multiple common stock offerings. As of March 31, 2023, we had cash and cash equivalents of $96.3 million.

On March 11, 2021, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170), and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the “at-the-market” offering program Sales Agreement. Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement. Our universal shelf registration statement on Form S-3 (Registration No. 333-254170) became effective on March 29, 2021.

During the three months ended March 31, 2023, we did not sell any shares of our common stock under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(12,853)	$(28,223)
Cash provided by investing activities	—	(16,064)
Cash provided by financing activities	—	3,814
Net increase in cash and cash equivalents	$(12,853)	$(40,473)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $12.9 million, primarily resulting from our net loss of $13.3 million, adjusted for net decrease in non-cash items of $2.5 million (primarily stock-based compensation). Net cash used due to changes in our operating assets and liabilities was $2.1 million and consisted primarily of a $0.8 million net increase in receivables, a $0.2 million increase in prepaid expenses and other current assets, a decrease of $0.1 million in accrued expenses and a $0.7 million decrease in deferred revenue.

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

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs, the timing of vendor invoicing and payments and write-offs during the second quarter of 2022 related to our strategic restructuring. Changes in deferred revenue are primarily related to our license agreements with GSK and Pfizer.

Investing Activities

We did not undertake any investing activities during the three months ended March 31, 2023.

Cash used by investing activities during the three months ended March 31, 2022 was $16.1 million primarily related to the maturities of marketable securities of $10.9 million, offset by purchases of marketable securities of $27.0 million.

Financing Activities

We did not undertake any financing activities during the three months ended March 31, 2023.

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

As of March 31, 2023, we had cash and cash equivalents of $96.3 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our current operating plans, we believe that our cash runway will be sufficient to fund us beyond 2024.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2023, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, we had cash and cash equivalents of $96.3 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We did not have any assets classified as marketable securities as of March 31, 2023. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Two putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Mr. Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint purports to be brought on behalf of stockholders who purchased our common stock from May 6, 2021 through May 2, 2022 (Mr. Memon’s complaint alleged a six-month longer class period than the complaint originally filed by Mr. Germond). The complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon filed an amended complaint on December 5, 2022. The amended complaint generally restates the same allegations contained in the original complaint. The Court held a pre-motion conference on February 22, 2023 and set a date of June 21, 2023 for us to file our fully-briefed motion to dismiss, including Plaintiffs’ opposition. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

Additional lawsuits against us and certain of our officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, we will not necessarily announce such additional filings.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, including the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected, and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net loss was $13.3 million during the three months ended March 31, 2023. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

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

As of March 31, 2023, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr, an award from NIAID for SPR206 and an award from the DoD CDMRP Joint Warfighter Medical Research Program for SPR206.

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

We, and certain of our executive officers, were named as defendants in two purported class action lawsuits that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Kashif Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon filed an amended complaint on December 5, 2022. The amended complaint generally restates the same allegations contained in the original complaint. The Court held a pre-motion conference on February 22, 2023 and set a date of June 21, 2023 for us to file our fully-briefed motion to dismiss, including Plaintiffs’ opposition.

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

We have and may continue to seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 9 (“License, Collaboration and Service Agreements”) to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to certain affiliates of Biotechnology Value Fund, L.P. (“BVF”), each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In connection with our rights offering, which we launched in February 2020 and closed in early March 2020, we issued 2,287 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) to BVF, each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In September 2020, in connection with our underwritten public offering, we issued 3,215,000 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) to BVF, each share of which was convertible on a one-to-one basis into shares of our common stock, subject to certain ownership restrictions. As of March 31, 2023, all of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred stock has been converted into shares of our common stock. If any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1+	Second Amendment to Employment Agreement, dated as of February 1, 2023, by and between the Registrant and Timothy Keutzer	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

#+ Management contract or compensatory plan.

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

SPERO THERAPEUTICS, INC.

Date: May 11, 2023	By:	/s/ Ankit Mahadevia, M.D.
Ankit Mahadevia, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)