Form 10-Q
period 2023-06-30
Spero Therapeutics, Inc.
filed 2023-08-10
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, the registrant had 52,696,289 shares of common stock, $0.001 par value per share, outstanding.

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

ii

Spero Therapeutics, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$77,690	$109,107
Other receivables	2,088	1,084
Prepaid expenses and other current assets	8,571	3,379
Total current assets	88,349	113,570
Property and equipment, net	148	368
Operating lease right of use assets	4,648	5,124
Other assets	5,740	5,740
Total assets	$98,885	$124,802

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,310	617
Accrued expenses and other current liabilities	5,601	8,973
Operating lease liabilities	1,704	1,690
Deferred revenue, current	8,709	10,369
Total current liabilities	17,324	21,649
Non-current operating lease liabilities	4,407	4,957
Deferred revenue, non-current	22,300	22,166
Other long-term liabilities	72	96
Total liabilities	44,103	48,868
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 52,571,813 shares issued and outstanding as of June 30, 2023 and 52,456,195 shares issued and outstanding as of December 31, 2022	53	52
Additional paid-in capital	493,787	489,760
Accumulated deficit	(439,058)	(413,878)
Accumulated other comprehensive gain (loss)	—	—
Total stockholders' equity	54,782	75,934
Total liabilities and stockholders' equity	$98,885	$124,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Grant revenue	$1,928	$1,097	$3,258	$2,919
Collaboration revenue	788	896	1,528	1,143
Total revenues	2,716	1,993	4,786	4,062

Operating expenses:
Research and development	9,510	8,173	18,489	25,144
General and administrative	6,096	8,051	13,413	23,356
Restructuring	—	11,849	—	11,849
Total operating expenses	15,606	28,073	31,902	60,349
Loss from operations	(12,890)	(26,080)	(27,116)	(56,287)
Other income (expense):
Interest income	982	111	1,944	183
Other income (expense), net	(6)	(10)	(8)	(23)
Interest expense related to the sale of future royalties	—	(117)	—	(2,605)
Loss on extinguishment of liability related to the sale of future royalties	—	(3,581)	—	(3,581)
Change in fair value of derivative liability	—	995	—	802
Total other income (expense), net	976	(2,602)	1,936	(5,224)
Net loss	$(11,914)	$(28,682)	$(25,180)	$(61,511)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.87)	$(0.48)	$(1.88)

Weighted average common shares outstanding, basic and diluted:	52,571,813	32,977,807	52,549,538	32,793,288

Comprehensive loss:
Net loss	(11,914)	(28,682)	(25,180)	(61,511)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	—	6	—	2
Net unrealized gains (losses) on securities	—	6	—	2
Total comprehensive loss	$(11,914)	$(28,676)	$(25,180)	$(61,509)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,180)	$(61,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	483
Non-cash lease cost	476	218
Share-based compensation	4,027	4,520
Unrealized foreign currency transaction (gain) loss	—	7
Accretion of discount on marketable securities	—	13
Change in fair value of derivative liabilities	—	(802)
Non-cash interest expense associated with the sale of future royalties	—	2,605
Loss on extinguishment of liability related to the sale of future royalties	—	3,581
Changes in operating assets and liabilities:
Other receivables	(1,004)	1,054
Prepaid expenses and other current assets	(5,192)	3,646
Other assets	—	905
Accounts payable	693	612
Accrued expenses and other current liabilities	(3,372)	(5,839)
Deferred revenue, current and non-current	(1,526)	(393)
Other long-term liabilities	(24)	(21)
Operating lease liability	(536)	(334)
Net cash used in operating activities	(31,417)	(51,256)
Cash flows from investing activities:
Purchases of marketable securities	—	(26,970)
Proceeds from maturities of marketable securities	—	60,777
Other	—	129
Net cash provided by (used in) investing activities	—	33,936
Cash flows from financing activities:
Repayment of liability related to the sale of future royalties	—	(54,485)
Proceeds from the issuance of common stock, net of issuance costs	—	4,203
Proceeds from stock option exercises	—	419
Net cash provided by financing activities	—	(49,863)
Net decrease in cash and cash equivalents:	(31,417)	(67,183)
Cash, cash equivalents and restricted cash at beginning of period	109,107	112,584
Cash, cash equivalents and restricted cash at end of period	$77,690	$45,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity

Balances at March 31, 2023	—	—	52,571,813	53	491,930	(427,144)	—	64,839
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,857	—	—	1,857
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(11,914)	—	(11,914)
Balances at June 30, 2023	—	—	52,571,813	53	493,787	(439,058)	—	54,782

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	—	—	52,456,195	52	489,760	(413,878)	—	75,934
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	115,618	1	—	—	—	1
Share-based compensation expense	—	—	—	—	4,027	—	—	4,027
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(25,180)	—	(25,180)
Balances at June 30, 2023	—	—	52,571,813	53	493,787	(439,058)	—	54,782

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at March 31, 2022	3,218,152	3	32,755,559	33	462,735	(400,292)	(6)	62,473
Issuance of common stock upon the exercise of stock options	—	—	38,504	—	231	—	—	231
Issuance of common stock, net of issuance costs	—	—	393,414	—	577	—	—	577
Conversion of convertible preferred stock to common stock	(942,938)	(1)	1,880,000	2	—	—	—	1
Share-based compensation expense	—	—	—	—	1,317	—	—	1,317
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(28,682)	—	(28,682)
Balances at June 30, 2022	2,275,214	2	35,067,477	35	464,860	(428,974)	—	35,923

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	3,218,152	3	32,393,738	32	455,719	(367,463)	(2)	88,289
Issuance of common stock upon the exercise of stock options	—	—	56,120	—	419	—	—	419
Issuance of common stock, net of issuance costs	—	—	737,619	1	4,202	—	—	4,203
Conversion of convertible preferred stock to common stock	(942,938)	(1)	1,880,000	2	—	—	—	1
Share-based compensation expense	—	—	—	—	4,520	—	—	4,520
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(61,511)	—	(61,511)
Balances at June 30, 2022	2,275,214	2	35,067,477	35	464,860	(428,974)	—	35,923

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration and licensing agreements, funding from government contracts and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $11.9 million and $28.7 million for the three months ended June 30, 2023 and 2022, respectively, and $25.2 million and $61.5 million for the six months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $439.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, the Company expects its current operating plan, existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. The Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other avenues. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

Interim Financial Information

The consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023, and results of operations for the three and six months ended June 30, 2023, and cash flows for the six months ended June 30, 2023 and 2022 have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of June 30, 2023, and December 31, 2022, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheets as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheets leases with terms of one year or less. As of June 30, 2023 and December 31, 2022, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2022, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$76,932	$—	$76,932
Total cash equivalents	—	76,932	—	76,932

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$108,227	$—	$108,227
Total cash equivalents	—	108,227	—	108,227

Excluded from the tables above is cash of $0.8 million and $0.9 million as of June 30, 2023, and December 31, 2022, respectively. During the six months ended June 30, 2023, there were no transfers between Level 1, Level 2 and Level 3 categories.

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued external research and development expenses	$2,671	$1,823
Accrued payroll and related expenses	1,663	5,797
Accrued professional fees	1,065	696
Accrued restructuring expenses	39	448
Accrued other	163	209
Total Accrued expenses and other current liabilities	$5,601	$8,973

5. Common Stock

“At-the-Market” Offering

On March 11, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170), which became effective on March 29, 2021, and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the “at-the-market” offering program Sales Agreement. Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

During the six months ended June 30, 2023, the Company did not sell any shares of its common stock under the Sales Agreement.

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

The fair market value of 7,450,000 GSK Shares issued under the GSK SPA was $10.3 million. The GSK Shares were valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated discount of $1.3 million as a freestanding equity-linked instrument under ASC 815. The discount was allocated as consideration for the GSK License Agreement and evaluated under ASC 606. The discount was determined not to be constrained and was included in the calculation of the total transaction price related to the GSK License Agreement as of the GSK Effective Date of the transaction. Refer to Note 9 for further discussion.

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

The shares issued to Pfizer were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

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

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $1.29 and $7.95 per option for those options granted during the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	3,979,099	$10.99	5.27	$1
Granted	46,413	1.74
Exercised	—	—
Forfeited or cancelled	(298,773)	12.50
Outstanding as of June 30, 2023	3,726,739	$10.76	4.95	$1
Outstanding as of June 30, 2023 - vested and expected to vest	3,726,739	$10.76	4.95	$1

Exercisable at June 30, 2023	3,024,800	$10.08	4.30	$—

As of June 30, 2023, a total of 11,595,127 shares of common stock have been authorized and reserved for issuance under all of the Company's equity plans and 2,084,763 shares of common stock were available for future issuance under such plans. As of June 30, 2023, there was approximately $6.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.92 years.

Restricted Stock Units

The Company granted 3,763,199 RSUs to employees during the six months ended June 30, 2023.

The following table summarizes RSU activity under all equity plans during the six months ended June 30, 2023:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,300,397	$7.51
Granted	3,763,199	1.85
Vested and released	(115,618)	11.18
Forfeited or cancelled	(182,631)	11.30
Outstanding as of June 30, 2023	4,765,347	$2.81

As of June 30, 2023, there was approximately $11.3 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.34 years.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. Each RSU represents the right to receive one share of the Company’s common stock, upon vesting. The RSUs vest in four equal annual installments, subject to the individual’s continued service to the Company through the applicable vesting date, and are subject to the terms and conditions of the Company’s form of RSU agreement under the 2017 Plan or 2019 Inducement Plan.

Performance-Based Awards

In September 2022, the Company approved an award of 140,000 performance-based stock units as part of an executive inducement grant ("Inducement PSUs"). The Inducement PSUs were awarded based on certain performance criteria relating to pipeline execution, business development, and financial stewardship. As these performance criteria were achieved by May 31, 2023, 50% of the Inducement PSUs will vest in September 2023 and 50% will vest in September 2024. The Company recognized $0.1 million of expense associated with the Inducement PSUs during the six months ended June 30, 2023.

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development expenses	$589	$502	$1,387	$1,865
General and administrative expenses	1,268	815	2,640	2,655
Total	$1,857	$1,317	$4,027	$4,520

7. Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 9).

Operating Leases

The Company has operating lease agreements with U.S. REIF Central Plaza Massachusetts, LLC with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 or December 31, 2022.

Legal Proceedings

Two putative class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Mr. Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint purports to be brought on behalf of stockholders who purchased the Company’s common stock from May 6, 2021 through May 2, 2022 (Mr. Memon’s complaint alleged a six-month longer class period than the complaint originally filed by Mr. Germond). The complaint generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon filed an amended complaint on December 5, 2022. The amended complaint generally restates the same allegations contained in the original complaint. The Court held a pre-motion conference on February 22, 2023 and set a date of June 21, 2023 for the Company to file its fully-briefed motion to dismiss, including Plaintiffs’ opposition, which the Company filed within that deadline. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

Additional lawsuits against the Company and certain of its officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

8. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of cUTI caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for the development of tebipenem HBr, increasing the amount of the initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million, increasing the total committed funding to $34.0 million and extended the period of performance through November 1, 2021. BARDA subsequently extended the period of performance for this first contract option through December 15, 2023.

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

As of June 30, 2023, the balance of the award was subject to BARDA exercising an option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of tebipenem HBr in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted under the direction of Spero. DTRA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaborative program for tebipenem HBr. Together, BARDA and DTRA may provide up to $69.7 million in total funding for the clinical development and biodefense assessment of tebipenem HBr, of which $12.7 million is subject to the exercise of options by BARDA and the Company’s achievement of specified milestones.

The Company recognized $1.0 million and $0.7 million of revenue under the BARDA award during the three months ended June 30, 2023 and 2022, respectively, and recognized $1.5 million and $1.3 million of revenue under the BARDA award during the six months ended June 30, 2023 and 2022, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the U.S. Department of Defense (“DoD”) Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding supported the further clinical development of SPR206. The award committed non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. The Company did not recognize revenue under this agreement during the three and six months ended June 30, 2023 and recognized $0.1 million and $1.0 million in revenue under this agreement during the three and six months ended June 30, 2022, respectively. All activities under this award were completed and this award was closed out during the year ended December 31, 2022.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.5 million over a base period and six option periods. As of June 30, 2023, funding for the base period totaling $2.2 million has been committed, and funding for Option 1 in the amount of $4.0 million has been committed. The Company recognized $0.9 million and $0.4 million under this agreement during the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $0.6 million under this agreement during the six months ended June 30, 2023 and 2022, respectively.

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

The Company did not record a reduction to research and development expense as no activities were funded by Gates MRI during both the three and six months ended June 30, 2023 and 2022.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and six months ended June 30, 2023 and 2022, the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not yet probable.

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

Under the terms of the GSK License Agreement, the Company received an upfront payment of $66.0 million for GSK to secure rights to the medicine. Remaining potential payments are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
Development milestone	$30.0
Additional development milestones from commencement of Phase 3 study through NDA submission	$120.0 (in tranched milestones)
Total commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales

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

The total transaction price was $64.7 million, which includes the initial payment of $66.0 million in the fourth quarter of 2022 and the discount of $1.3 million related to the GSK SPA (see Note 5). At contract inception, $45.7 million of the initial $64.7 million was allocated to the license transfer performance obligation, which was fully satisfied and recognized as revenue upon delivery of the license. The remaining $19.0 million was allocated to the research and development services obligation and is being recognized over time as services are delivered, estimated to be over a three year period.

The potential development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of June 30, 2023 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. Control of the license was transferred on the GSK Effective Date and GSK could begin to use and benefit from the license at the GSK Effective Date.

The Company recognized $0.5 million and $1.0 million during the three and six months ended June 30, 2023, respectively, related to the research and development service obligation.

The remaining transaction price balance of approximately $17.6 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of June 30, 2023, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of June 30, 2023. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of a New Drug Application (“NDA”) to the FDA for tebipenem HBr.

As part of the agreement, the Company is obligated to make future milestone payments of up to $1.0 million as of June 30, 2023 upon the achievement of specified regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. The Company is obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, of which the Company paid $6.6 million during the year ended December 31, 2022 and recorded as a research and development expense in the Company's consolidated statement of operations. During both the three and six months ended June 30, 2023 and 2022, the Company did not recognize expense related to this agreement.

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

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s condensed consolidated balance sheets and was fully amortized as of December 31, 2021. The Company has paid Savior an additional $5.3 million for facility build out costs, which is classified as a long-term asset on the Company’s condensed consolidated balance sheets as of June 30, 2023.

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.3 million as of June 30, 2023) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and six months ended June 30, 2023 and 2022, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

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

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. The Company received milestones of $1.5 million related to the Bronchoalveolar Lavage (“BAL”) clinical trial for SPR206, of which approximately $0.8 million was received upon the initiation of the trial in June 2021, and the remaining $0.7 million was received in the second quarter of 2022 upon the delivery of the clinical study report. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Licensed Products in the Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Territory.

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

As of June 30, 2023, remaining future milestone payments of $34.0 are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

The Company did not recognize revenue under this agreement during both the three and six months ended June 30, 2023 and 2022.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of June 30, 2023 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized $0.3 million and $0.5 million of revenue from the contract during the three and six months ended June 30, 2023, respectively, and recognized $0.1 million and $0.4 million of revenue from the contract during the three and six months ended June 30, 2022, respectively.

The remaining transaction price balance of approximately $13.4 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of June 30, 2023, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

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

The Company did not recognize any restructuring charges during the three and six months ended June 30, 2023. The following table summarizes the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during both the three and six months ended June 30, 2022 (in thousands):

	Research and development	General and administrative	Total
Severance and other employee costs	$3,925	$4,732	$8,657
Lease impairment	372	263	635
Other	116	2,441	2,557
Total restructuring charges	$4,413	$7,436	$11,849

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2023, the Company had less than $0.1 million remaining in accrued expenses related to restructuring costs on its condensed consolidated balance sheet. Activity for the quarter is summarized as follows (amounts in thousands):

As of June 30, 2023
Balance as of December 31, 2022	$448
Charge to expense	—
Payments made	(409)
Write-offs and impairments	—
Balance as of June 30, 2023	$39

Retention Awards

In June 2022, upon recommendation of the Company's Compensation Committee, the Board of Directors approved retention awards for employees of the Company. Subject to remaining actively employed with the Company through May 31, 2023, the aggregate retention awards included: (i) a cash bonus of $1.1 million, which was paid on November 30, 2022, and $0.2 million as fully vested RSU grants of the same value were issued on November 30, 2022, and (ii) a cash bonus of $4.0 million, which was paid in June 2023. These amounts were accrued as services were performed through May 31, 2023.

Executive Retention Awards

On July 1, 2022, upon recommendation of the Company's Compensation Committee, the Board of Directors approved a cash and RSU retention award to certain members of the Company's executive leadership team. Subject to those certain members of the Company's executive leadership team remaining actively employed with the Company through May 31, 2023, they were to receive an aggregate of: (i) a cash bonus equal to $0.9 million, which was paid on November 30, 2022, and (ii) if certain performance criteria were achieved by May 31, 2023, a number of fully vested RSUs to be issued having a value of $1.7 million based on the common stock price at such time, subject to the discretion of the Board of Directors or the Compensation Committee to be paid in cash or a combination of cash and stock.

The executive retention awards were eligible for vesting based on the achievement of certain performance criteria by May 31, 2023 relating to pipeline execution, business development, and financial stewardship. The Compensation Committee deemed that the performance criteria were achieved, and the Company paid the executive retention awards in cash in June 2023. These awards were accrued as services were incurred through May 31, 2023. Awards with performance criteria were accrued as performance metrics were met. The Company recognized approximately $0.5 million and $1.2 million of compensation expense associated with these awards during the three and six months ended June 30, 2023, respectively.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(11,914)	$(28,682)	$(25,180)	$(61,511)
Net loss attributable to common stockholders	$(11,914)	$(28,682)	$(25,180)	$(61,511)

Denominator:
Weighted average common shares outstanding, basic and diluted	52,571,813	32,977,807	52,549,538	32,793,288

Net loss per share, basic and diluted	$(0.23)	$(0.87)	$(0.48)	$(1.88)

The Company excluded potentially dilutive securities from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	3,726,739	4,624,387	3,726,739	4,624,387
Unvested restricted stock units	4,765,347	780,847	4,765,347	780,847
Series B convertible preferred stock (as converted to common shares)	—	—	—	—
Series C convertible preferred stock (as converted to common shares)	—	2,214,000	—	2,214,000
Series D convertible preferred stock (as converted to common shares)	—	2,273,000	—	2,273,000
	8,492,086	9,892,234	8,492,086	9,892,234

12. Subsequent Events

Tebipenem HBr: SPA Agreement with FDA

On July 31, 2023, the Company announced it received written agreement from the U.S. Food and Drug Administration (“FDA”), under a Special Protocol Assessment ("SPA"), on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis (AP). Under the terms of the previously announced exclusive license agreement with GSK, the Company will be entitled to invoice and receive a $30.0 million development milestone payment.

SPR206: Exercise of Third Option under NIAID Grant

On August 8, 2023, NIAID exercised its third option under the contract, committing $0.8 million for SPR206 through August 2024.

"At-the-Market" Offering

Subsequent to June 30, 2023, and through and including August 7, 2023, the Company sold an additional 144,476 shares of its common stock under the Sales Agreement with Cantor at an average price of approximately $1.58 per share for aggregate gross proceeds of approximately $0.2 million prior to deducting sales commissions.

2019 Inducement Plan Amendment

In July 2023, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 250,000 shares. The 2019 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The 2019 Inducement Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock-based awards, and its terms are substantially similar to the 2017 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. The 2019 Inducement Plan was previously amended in June 2020 and December 2022.

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases. Our lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease, where treatment failure is common, and no approved therapies exist. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for NTM pulmonary disease. Our partner-directed programs consist of tebipenem HBr and SPR206, each of which, through our business development efforts, have partnership relationships supporting their ongoing development. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat certain bacterial infections that cause complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. SPR206 is an IV-administered agent being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2023, we had an accumulated deficit of $439.1 million, and cash and cash equivalents of $77.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report.

Based on our cash and cash equivalents as of June 30, 2023, and inclusive of the $30.0 million development milestone payment to be received from GSK, as described under “Recent Developments” below, we believe that our cash runway will be sufficient to fund us into the second half of 2025. During this period, we plan to prioritize advancing SPR720 and SPR206 to key Phase 2 milestones and advancing the follow-up Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs.

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

Recent Developments

Special Protocol Assessment Agreement with FDA for Pivotal Phase 3 PIVOT-PO Clinical Trial of Tebipenem HBr; Company to Receive $30.0 Million Development Milestone Payment from GSK

On July 31, 2023, we announced that we received written agreement from the U.S. Food and Drug Administration (“FDA”), under a Special Protocol Assessment (“SPA”), on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis (AP).

PIVOT-PO is a global, randomized, double-blind, pivotal Phase 3 clinical trial of oral tebipenem HBr vs. IV imipenem cilastatin, in hospitalized adult patients with cUTI/AP. The primary efficacy endpoint will be overall response (composite of clinical cure plus microbiological eradication) at the test-of-cure visit. The primary analysis for the trial will be an assessment of non-inferiority (NI) in the microbiological intention-to-treat population, based on a 10% NI margin, which is consistent with FDA guidance for non-inferiority studies in cUTI/AP. The FDA has indicated that positive and persuasive results from PIVOT-PO, along with previously completed studies, could be sufficient to support approval of tebipenem HBr as a treatment for cUTI, including pyelonephritis, for a limited use indication.

Under the terms of the GSK License Agreement, we will be entitled to invoice and receive a $30.0 million development milestone payment. In addition, we are also eligible to receive the following milestone/royalty payments under the terms of the GSK License Agreement conditional upon achievement of a certain progression of milestones: (1) up to an additional $120 million in development milestones as the Phase 3 clinical trial progresses; (2) up to $150 million in potential commercial milestones based on first commercial sales; (3) up to $225 million in potential sales-based milestones; and (4) low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales of tebipenem HBr in all territories, except Japan and certain other Asian countries.

SPR720 Program Update

The Phase 2a clinical trial of SPR720, a potential novel first-line oral therapy for nontuberculous mycobacterial pulmonary disease ("NTM-PD"), continues to enroll participants at approximately 25 active sites, with topline data expected in the second half of 2024. The trial is expected to enroll up to 35 treatment-naïve or treatment-experienced participants with NTM-PD, who do not have treatment-refractory NTM-PD, due to Mycobacterium avium complex. The primary endpoint is evaluating changes in bacterial load in sputum samples from baseline to the end of the 56-day treatment period. Key secondary endpoints include assessments of clinical response, quality of life, pharmacokinetics, and safety and tolerability.

Additionally, we have initiated two Phase 1 clinical trials – one to assess intrapulmonary pharmacokinetics of SPR719 (the active moiety of the prodrug SPR720) in a bronchoalveolar lavage (BAL) study and another to evaluate the effect on the pharmacokinetics of SPR720, azithromycin and ethambutol when co-administered in healthy volunteers.

SPR206: Exercise of Third Option under NIAID Grant

On August 8, 2023, NIAID exercised its third option under the contract, committing $0.8 million for SPR206 through August 2024.

Management Transitions and Board Composition

On June 14, 2023, we announced a planned management succession, with Satyavrat Shukla, our then Chief Financial Officer and Treasurer, becoming our Chief Executive Officer and President, succeeding Ankit Mahadevia, M.D., in that role, effective August 1, 2023 (the “Transition Date”). As of the Transition Date, Dr. Mahadevia was appointed Chairman of our Board of Directors (the “Board”) and entered into a consulting agreement with our company for transition services. On June 12, 2023, the Board appointed Stephen J. DiPalma to be our Interim Chief Financial Officer and Treasurer to succeed Mr. Shukla, effective as of the Transition Date. Concurrently with and related to these events, certain changes to our Board composition were effective as of the Transition Date, including independent director Patrick Vink, M.D., being appointed to serve as Lead Director of the Board. For more information about the foregoing, please see our Current Report on Form 8-K filed with the SEC on June 14, 2023.

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

Restructuring

In light of our prior decision to suspend commercialization activities for tebipenem HBr and our strategic restructuring, as announced in May 2022, our operating expenses were substantially reduced during the year ended December 31, 2022. We expect to continue to incur research and development and general and administrative expenses in 2023 to support activities under our subsequently announced GSK License Agreement that closed in November 2022. In connection with our restructuring, during the year ended December 31, 2022 we incurred approximately $11.6 million of costs in connection with the reduction in workforce related to severance pay and other restructuring costs. We incurred the majority of the costs associated with our restructuring during the second quarter of 2022. As of June 30, 2023, the majority of these costs were paid.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) during the six months ended June 30, 2023 and 2022 consists of interest expense related to the sale of future royalties and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change
Revenues:
Grant revenue	$1,928	$1,097	$831
Collaboration revenue	788	896	(108)
Total revenues	2,716	1,993	723

Operating expenses:
Research and development	9,510	8,173	1,337
General and administrative	6,096	8,051	(1,955)
Restructuring	—	11,849	(11,849)
Total operating expenses	15,606	28,073	(12,467)
Loss from operations	(12,890)	(26,080)	13,190
Other income (expense):
Interest income	982	111	871
Other income (expense), net	(6)	(10)	4
Interest expense related to the sale of future royalties	—	(117)	117
Loss on extinguishment of liability related to the sale of future royalties	—	(3,581)	3,581
Change in fair value of derivative liability	—	995	(995)
Total other income (expense), net	976	(2,602)	3,578
Net loss	$(11,914)	$(28,682)	$16,768

Grant Revenue

	Three Months Ended June 30,
	2023	2022	$ Change
BARDA Contract (Tebipenem HBr)	$1,006	$653	$353
NIAID Contract (SPR206)	922	370	552
DoD Agreement (SPR206)	—	74	(74)
Total grant revenue	$1,928	$1,097	$831

Grant revenue recognized during the three months ended June 30, 2023 and 2022 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the three months ended June 30, 2023 was primarily due to an increase of $0.6 million under our NIAID agreement relating to SPR206, an increase of $0.4 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, partially offset by a decrease of less than $0.1 million in funding under our completed DoD agreement relating to SPR206.

Collaboration Revenue

During the three months ended June 30, 2023, we recognized $0.3 million in collaboration revenue related to our agreement with Pfizer and $0.5 million in collaboration revenue related to the GSK License Agreement. During the three months ended June 30, 2022, we recognized $0.1 million in collaboration revenue related to our agreement with Pfizer and $0.8 million in collaboration revenue related to milestones under our agreement with Everest Medicines.

Research and Development Expenses

	Three Months Ended June 30,
	2023	2022	$ Change
Direct research and development expenses by program:
SPR720	$1,315	$249	$1,066
Tebipenem HBr	2,260	2,174	86
SPR206	1,012	854	158
Unallocated expenses:
Personnel related (including share-based compensation)	3,679	3,885	(206)
Facility related and other	1,244	1,011	233
Total research and development expenses	$9,510	$8,173	$1,337

Direct costs related to our SPR720 program increased by $1.1 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to increased clinical and preclinical activity during the period related to our Phase 2a clinical trial of SPR720, which we initiated in the fourth quarter of 2022. We expect to continue to incur direct costs related to SPR720 as we progress preclinical and clinical activities.

Direct costs related to our tebipenem HBr program increased by $0.1 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to increased preclinical and startup clinical activities related to our planned pivotal Phase 3 trial of tebipenem HBr, which we anticipate initiating in the fourth quarter of 2023.

Direct costs related to our SPR206 program increased by $0.2 million during the three months ended June 30, 2023, primarily due to increased preclinical activity and expenses associated with formulation development, manufacturing process and manufacturing of clinical trial material during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

The decrease in personnel-related costs of $0.2 million was primarily a result of decreased research and development headcount costs. Personnel-related costs for the three months ended June 30, 2023 and 2022 included share-based compensation expense of $0.6 million and $0.5 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	$ Change
Personnel related (including share-based compensation)	$3,950	$3,852	$98
Professional and consultant fees	1,669	2,884	(1,215)
Facility related and other	477	1,315	(838)
Total general and administrative expenses	$6,096	$8,051	$(1,955)

The increase in personnel-related costs of $0.1 million was primarily a result of increased headcount in our general and administrative functions during the period. Personnel-related costs for the three months ended June 30, 2023 and 2022 included share-based compensation expense of $1.3 million and $0.8 million, respectively.

The decrease in professional and consultant fees of $1.2 million was primarily due to decreased commercial operation expenses, offset by legal and consulting expenses incurred in the three months ended June 30, 2023.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff. Decreased costs during the period are primarily related to decreased IT support expenses.

Other Income (Expense), Net

Other income (expense), net was $1.0 million for the three months ended June 30, 2023, compared to $(2.6) million for the three months ended June 30, 2022. Total other income for the three months ended June 30, 2023 included $1.0 million of interest income, offset by changes primarily due to fluctuations in unrealized foreign currency. Total other expense for the three months ended June 30, 2022 included $3.6 million in loss on extinguishment of liability related to the sale of future royalties, a $1.0 million net change in derivative liability, $0.1 million in interest expense related to the sale of future royalties, and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Revenues:
Grant revenue	$3,258	$2,919	$339
Collaboration revenue	1,528	1,143	385
Total revenues	4,786	4,062	724

Operating expenses:
Research and development	18,489	25,144	(6,655)
General and administrative	13,413	23,356	(9,943)
Restructuring	—	11,849	(11,849)
Total operating expenses	31,902	60,349	(28,447)
Loss from operations	(27,116)	(56,287)	29,171
Other income (expense):
Interest income	1,944	183	1,761
Other income (expense), net	(8)	(23)	15
Interest expense related to the sale of future royalties	—	(2,605)	2,605
Loss on extinguishment of liability related to the sale of future royalties	—	(3,581)	3,581
Change in fair value of derivative liability	—	802	(802)
Total other income (expense), net	1,936	(5,224)	7,160
Net loss	$(25,180)	$(61,511)	$36,331

Grant Revenue

	Six Months Ended June 30,
	2023	2022	$ Change
BARDA Contract (Tebipenem HBr)	$1,477	$1,328	$149
NIAID Contract (SPR206)	1,781	623	1,158
DoD Agreement (SPR206)	—	968	(968)
Total revenue	$3,258	$2,919	$339

Grant revenue recognized during the six months ended June 30, 2023 and 2022 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the six months ended June 30, 2023 was primarily due to an increase of $1.2 million under our NIAID agreement relating to SPR206 and an increase of $0.1 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, partially offset by a $1.0 million decrease in funding under our completed DoD agreement relating to SPR206.

Collaboration Revenue

During the six months ended June 30, 2023, we recognized $0.5 million in collaboration revenue related to our agreement with Pfizer and $1.0 million in collaboration revenue related to the GSK License Agreement. During the six months ended June 30, 2022, we recognized $0.4 million in collaboration revenue related to milestones under our agreement with Pfizer and $0.8 million in collaboration revenue related to milestones under our agreement with Everest Medicines.

Research and Development Expenses

	Six Months Ended June 30,
	2023	2022	$ Change
Direct research and development expenses by program:
SPR720	$3,063	$334	$2,729
Tebipenem HBr	3,947	8,418	(4,471)
SPR206	1,716	2,774	(1,058)
Unallocated expenses:
Personnel related (including share-based compensation)	7,453	11,398	(3,945)
Facility related and other	2,310	2,220	90
Total research and development expenses	$18,489	$25,144	$(6,655)

Direct costs related to our SPR720 program increased by $2.7 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to increased clinical activity during the period related to our Phase 2a clinical trial of SPR720, which we initiated in the fourth quarter of 2022. We expect to continue to incur direct costs related to SPR720 as we progress preclinical and clinical activities.

Direct costs related to our tebipenem HBr program decreased by $4.5 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to reduced program activity as a result of our strategic restructuring announced in May 2022 and further described in Note 10 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Direct costs related to our SPR206 program decreased by $1.1 million during the six months ended June 30, 2023, primarily due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

The decrease in personnel-related costs of $3.9 million was primarily a result of a decrease in research and development headcount due to our strategic restructuring announced in May 2022. Personnel-related costs for the six months ended June 30, 2023 and 2022 included share-based compensation expense of $1.4 million and $1.9 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	$ Change
Personnel related (including share-based compensation)	$8,512	$12,295	$(3,783)
Professional and consultant fees	3,784	8,532	(4,748)
Facility related and other	1,117	2,529	(1,412)
Total general and administrative expenses	$13,413	$23,356	$(9,943)

The decrease in personnel-related costs of $3.8 million was primarily a result of a decrease in headcount in our commercial, general and administrative functions due to our strategic restructuring. Personnel-related costs for the six months ended June 30, 2023 and 2022 included share-based compensation expense of $2.6 million and $2.7 million, respectively.

The decrease in professional and consultant fees of $4.7 million was primarily due to decreased commercial operation expenses, offset by legal and consulting expenses incurred in the six months ended June 30, 2023.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff. Decreased costs during the period are primarily related to decreased IT support expenses.

Other Income (Expense), Net

Other income, net was $1.9 million for the six months ended June 30, 2023, compared to $(5.2) million for the six months ended June 30, 2022. Total other income for the six months ended June 30, 2023 included $1.9 million of interest income, offset by immaterial changes primarily due to fluctuations in unrealized foreign currency. Total other expense for the six months ended June 30, 2022 included $2.6 million in interest expense related to the sale of future royalties, $3.6 million in loss on extinguishment of liability related to the sale of future royalties, a $0.8 million net change in derivative liability and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and mostly from the proceeds of multiple common stock and preferred stock offerings. As of June 30, 2023, we had cash and cash equivalents of $77.7 million.

On March 11, 2021, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170), which became effective on March 29, 2021, and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the “at-the-market” offering program Sales Agreement. Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

During the six months ended June 30, 2023, we did not sell any shares of our common stock under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(31,417)	$(51,256)
Cash provided by investing activities	—	33,936
Cash provided by financing activities	—	(49,863)
Net increase in cash and cash equivalents	$(31,417)	$(67,183)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $31.4 million, primarily resulting from our net loss of $25.2 million, adjusted for net decrease in non-cash items of $4.7 million (primarily stock-based compensation). Net cash used due to changes in our operating assets and liabilities was $11.0 million and consisted primarily of a $5.2 million increase in prepaid expenses and other current assets, a $1.0 million net increase in receivables, a decrease of $3.4 million in accrued expenses and a $1.5 million decrease in deferred revenue.

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

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs, the timing of vendor invoicing and payments and write-offs during the second quarter of 2022 related to our strategic restructuring. Changes in deferred revenue are primarily related to the GSK License Agreement and our license agreement with Pfizer.

Investing Activities

We did not undertake any investing activities during the six months ended June 30, 2023.

Cash provided by investing activities during the six months ended June 30, 2022 was $33.9 million primarily related to the maturities of marketable securities of $60.8 million, offset by purchases of marketable securities of $27.0 million.

Financing Activities

We did not undertake any financing activities during the six months ended June 30, 2023.

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

As of June 30, 2023, we had cash and cash equivalents of $77.7 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of June 30, 2023, and inclusive of the $30.0 million development milestone payment to be received from GSK, as described under “Recent Developments” above, we believe that our cash runway will be sufficient to fund us into the second half of 2025.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2023, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, we had cash and cash equivalents of $77.7 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We did not have any assets classified as marketable securities as of June 30, 2023. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Two putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Mr. Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint purports to be brought on behalf of stockholders who purchased our common stock from May 6, 2021 through May 2, 2022 (Mr. Memon’s complaint alleged a six-month longer class period than the complaint originally filed by Mr. Germond). The complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon filed an amended complaint on December 5, 2022. The amended complaint generally restates the same allegations contained in the original complaint. The Court held a pre-motion conference on February 22, 2023 and set a date of June 21, 2023 for us to file our fully-briefed motion to dismiss, including Plaintiffs’ opposition, which we filed within that deadline. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

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

We intend to use collaborators to assist with the commercialization of any of our product candidates, including the GSK License Agreement for the development and commercialization of tebipenem HBr. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we likely would have little control over such third parties, and any of them might fail to devote the necessary resources and attention to sell and market our products effectively.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net losses were $11.9 million and $25.2 million during the three and six months ended June 30, 2023, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of June 30, 2023, and inclusive of the $30.0 million development milestone payment to be received from GSK, as described under “Recent Developments” above, we believe that our cash runway will be sufficient to fund us into the second half of 2025. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of June 30, 2023, and inclusive of the $30.0 million development milestone payment to be received from GSK as described under “Recent Developments” above, we believe that our cash runway will be sufficient to fund us into the second half of 2025. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of June 30, 2023, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr and an award from NIAID for SPR206.

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

We, and certain of our executive officers, were named as defendants in two purported class action lawsuits that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. Both Kashif Memon and stockholder Nabil Saad filed motions for appointment of lead plaintiff/lead counsel on July 25, 2022. Mr. Saad withdrew his opposition on August 15, 2022, and Mr. Memon was appointed lead plaintiff on September 19, 2022. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Mr. Memon filed an amended complaint on December 5, 2022. The amended complaint generally restates the same allegations contained in the original complaint. The Court held a pre-motion conference on February 22, 2023 and set a date of June 21, 2023 for us to file our fully-briefed motion to dismiss, including Plaintiffs’ opposition, which we filed within that deadline.

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

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine and are entitled to invoice for a $30.0 million milestone upon achievement of a development milestone in July 2023. Remaining potential payments are milestone based, and are (i) approximately $120.0 million in payments for the achievement of development milestones, (ii) up to $150.0 million in commercial milestone payments, (iii) up to $225.0 million in sales milestone payments, and (iv) tiered low single-digit to low double-digit royalties (if sales exceed $1.0 billion) tiered on net sales of GSK Licensed Products in the GSK Territory.

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

While we have negotiated a Special Protocol Assessment, or SPA, agreement with the FDA relating to our pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including AP, this agreement does not guarantee approval of tebipenem HBr or any other particular outcome from regulatory review of the clinical trial or the product candidate.

On July 31, 2023, the Company announced it received written agreement from the FDA, under a Special Protocol Assessment ("SPA"), on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including AP. The FDA’s SPA process is designed to allow the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy, among other eligible protocols. Upon specific written request by a clinical trial sponsor, the FDA will evaluate the planned protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis. The FDA ultimately assesses whether the protocol design and planned analysis of the trial adequately address scientific and regulatory requirements for the particular purposes identified by the sponsor, which in this case was that the PIVOT-PO protocol can be considered an adequate and well-controlled study in support of our future resubmission of the tebipenem HBr marketing application. All agreements between the FDA and the sponsor regarding an SPA must be clearly documented in writing, either in the form of an SPA letter or minutes of a meeting between the sponsor and the FDA at which the SPA agreement was reached.

However, an SPA agreement does not guarantee approval of a product candidate, and even if the FDA agrees to the design, execution and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, if other new scientific concerns regarding product safety or efficacy arise, if the sponsor fails to comply with the agreed upon trial protocols or modifies such protocols without prior FDA agreement, or if the relevant data, assumptions or information provided by the sponsor change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, so long as the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study.

The FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement, as well as the data and results obtained from any study that is the subject of the SPA agreement. We cannot assure you that our pivotal Phase 3 clinical trial will succeed, or that the SPA agreement will ultimately be binding on the FDA or will result in any FDA approval of tebipenem HBr. We expect that the FDA will review our compliance with the protocol that is subject to the SPA agreement, and, as with all NDA reviews, evaluate the results of the trial and conduct inspections of some of the sites where the trial will be conducted. We cannot assure you that the FDA will deem each of the clinical trial sites to have complied with applicable laws and regulations, and negative inspection results could significantly delay or prevent any potential approval for tebipenem HBr. If the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval, which could materially adversely affect our business, financial condition and results of operations.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Satyavrat Shukla, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our July 2018 public offering, we issued 2,220 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to certain affiliates of Biotechnology Value Fund, L.P. (“BVF”), each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In November 2018, we entered into an exchange agreement with BVF to exchange 1,000,000 shares of our common stock previously held by BVF for 1,000 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In connection with our rights offering, which we launched in February 2020 and closed in early March 2020, we issued 2,287 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) to BVF, each share of which was convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In September 2020, in connection with our underwritten public offering, we issued 3,215,000 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) to BVF, each share of which was convertible on a one-to-one basis into shares of our common stock, subject to certain ownership restrictions. As of June 30, 2023, all of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred stock has been converted into shares of our common stock. If any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1+	Transition and Separation Agreement, dated June 13, 2023, by and between the Registrant and Ankit Mahadevia, M.D.	X

10.2+	Consulting Agreement, dated June 13, 2023, by and between the Registrant and Ankit Mahadevia, M.D.	X

10.3+	Amended and Restated Employment Agreement, dated June 13, 2023, by and between the Registrant and Satyavrat Shukla	X

10.4+	Consulting Agreement, dated June 12, 2023, by and between the Registrant and Danforth Advisors, LLC	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+ Management contract or compensatory plan.

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

SPERO THERAPEUTICS, INC.

Date: August 10, 2023	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Stephen J. DiPalma
Stephen J. DiPalma
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)