Form 10-Q
period 2023-09-30
Spero Therapeutics, Inc.
filed 2023-11-13
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, the registrant had 52,999,317 shares of common stock, $0.001 par value per share, outstanding.

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

ii

Spero Therapeutics, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$93,825	$109,107
Other receivables	2,989	1,084
Prepaid expenses and other current assets	5,408	3,379
Total current assets	102,222	113,570
Property and equipment, net	41	368
Operating lease right of use assets	4,404	5,124
Other assets	434	5,740
Total assets	$107,101	$124,802

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,103	617
Accrued expenses and other current liabilities	6,563	8,973
Operating lease liabilities	1,711	1,690
Income taxes payable	2,211	—
Deferred revenue, current	13,873	10,369
Total current liabilities	25,461	21,649
Non-current operating lease liabilities	4,120	4,957
Deferred revenue, non-current	23,753	22,166
Other long-term liabilities	62	96
Total liabilities	53,396	48,868
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 52,999,317 shares issued and outstanding as of September 30, 2023 and 52,456,195 shares issued and outstanding as of December 31, 2022	53	52
Additional paid-in capital	495,915	489,760
Accumulated deficit	(442,263)	(413,878)
Accumulated other comprehensive gain (loss)	—	—
Total stockholders' equity	53,705	75,934
Total liabilities and stockholders' equity	$107,101	$124,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Grant revenue	$2,091	$924	$5,349	$3,843
Collaboration revenue	23,382	1,082	24,910	2,225
Total revenues	25,473	2,006	30,259	6,068

Operating expenses:
Research and development	16,393	7,360	34,883	32,504
General and administrative	5,708	6,632	19,121	29,988
Impairment of long-term asset	5,306	—	5,306	—
Restructuring	—	(152)	—	11,697
Total operating expenses	27,407	13,840	59,310	74,189
Loss from operations	(1,934)	(11,834)	(29,051)	(68,121)
Other income (expense):
Interest income	950	208	2,894	391
Other income (expense), net	(10)	(23)	(17)	(46)
Interest expense related to the sale of future royalties	—	—	—	(2,605)
Loss on extinguishment of liability related to the sale of future royalties	—	—	—	(3,581)
Change in fair value of derivative liability	—	(26)	—	776
Total other income (expense), net	940	159	2,877	(5,065)
Net loss before income taxes	(994)	(11,675)	(26,174)	(73,186)
Income tax expense	(2,211)	—	(2,211)	—
Net loss	$(3,205)	$(11,675)	$(28,385)	$(73,186)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.33)	$(0.54)	$(2.16)

Weighted average common shares outstanding, basic and diluted:	52,710,280	35,882,076	52,603,709	33,834,198

Comprehensive loss:
Net loss	(3,205)	(11,675)	(28,385)	(73,186)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	—	—	—	2
Net unrealized gains (losses) on securities	—	—	—	2
Total comprehensive loss	$(3,205)	$(11,675)	$(28,385)	$(73,184)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,385)	$(73,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	740
Non-cash lease cost	720	446
Impairment of assets	5,306	635
Share-based compensation	5,935	6,626
Unrealized foreign currency transaction (gain) loss	—	8
Accretion of discount on marketable securities	—	13
Change in fair value of derivative liabilities	—	(776)
Non-cash interest expense associated with the sale of future royalties	—	2,605
Loss on extinguishment of liability related to the sale of future royalties	—	3,581
Changes in operating assets and liabilities:
Other receivables	(1,905)	1,678
Prepaid expenses and other current assets	(2,029)	7,133
Other assets	—	(2)
Accounts payable	486	1,483
Accrued expenses and other current liabilities	(2,410)	(6,257)
Deferred revenue, current and non-current	5,091	3,525
Other long-term liabilities	(35)	(31)
Operating lease liability	(816)	(434)
Income taxes	2,211	—
Net cash used in operating activities	(15,502)	(52,213)
Cash flows from investing activities:
Purchases of marketable securities	—	(26,970)
Proceeds from maturities of marketable securities	—	60,777
Net cash provided by (used in) investing activities	—	33,807
Cash flows from financing activities:
Repayment of liability related to the sale of future royalties	—	(54,485)
Proceeds from the issuance of common stock, net of issuance costs	220	10,334
Proceeds from stock option exercises	—	419
Net cash provided by financing activities	220	(43,732)
Net decrease in cash and cash equivalents:	(15,282)	(62,138)
Cash, cash equivalents and restricted cash at beginning of period	109,107	112,584
Cash, cash equivalents and restricted cash at end of period	$93,825	$50,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity

Balances at June 30, 2023	—	—	52,571,813	53	493,787	(439,058)	—	54,782
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units and performance stock units	—	—	283,028	—	—	—	—	—
Issuance of common stock, net of issuance costs			144,476	—	220	—	—	220
Share-based compensation expense	—	—	—	—	1,908	—	—	1,908
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,205)	—	(3,205)
Balances at September 30, 2023	—	—	52,999,317	53	495,915	(442,263)	—	53,705

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	—	—	52,456,195	52	489,760	(413,878)	—	75,934
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units and performance stock units	—	—	398,646	1	—	—	—	1
Issuance of common stock, net of issuance costs	—	—	144,476	—	220	—	—	220
Share-based compensation expense	—	—	—	—	5,935	—	—	5,935
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(28,385)	—	(28,385)
Balances at September 30, 2023	—	—	52,999,317	53	495,915	(442,263)	—	53,705

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at June 30, 2022	2,275,214	2	35,067,477	35	464,860	(428,974)	—	35,923
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	75,287	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	3,226,859	4	6,124	—	—	6,128
Conversion of convertible preferred stock to common stock	(2,275,214)	(2)	4,487,000	4	—	—	—	2
Share-based compensation expense	—	—	—	—	2,106	—	—	2,106
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(11,675)	—	(11,675)
Balances at September 30, 2022	—	—	42,856,623	43	473,090	(440,649)	—	32,484

	Series A, B, C and D				Additional		Accumulated	Spero Therapeutics, Inc.
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	3,218,152	3	32,393,738	32	455,719	(367,463)	(2)	88,289
Issuance of common stock upon the exercise of stock options	—	—	56,120	—	419	—	—	419
Issuance of common stock upon the vesting of restricted stock units	—	—	75,287	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	3,964,478	5	10,326	—	—	10,331
Conversion of convertible preferred stock to common stock	(3,218,152)	(3)	6,367,000	6	—	—	—	3
Share-based compensation expense	—	—	—	—	6,626	—	—	6,626
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(73,186)	—	(73,186)
Balances at September 30, 2022	—	—	42,856,623	43	473,090	(440,649)	—	32,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing, and commercializing novel treatments for bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases. The Company's lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease. The Company's partnership-directed programs consist of SPR206 and tebipenem HBr. SPR206 is an IV-administered agent being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat complicated urinary tract infections (“cUTIs”) including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options.

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration and licensing agreements, funding from government contracts and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception, including net losses of $3.2 million and $11.7 million for the three months ended September 30, 2023 and 2022, respectively, and $28.4 million and $73.2 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $442.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, the Company expects its current operating plan, existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. The Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company may seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other avenues. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

Interim Financial Information

The consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2022, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023, and results of operations for the three and nine months ended September 30, 2023, and cash flows for the nine months ended September 30, 2023 and 2022 have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of September 30, 2023, and December 31, 2022, the Company had no off-balance sheet risks, including but not limited to foreign exchange contracts, option contracts, or other hedging arrangements.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheets as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheets leases with terms of one year or less. As of September 30, 2023 and December 31, 2022, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2022, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$93,110	$—	$93,110
Total cash equivalents	—	93,110	—	93,110

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$108,227	$—	$108,227
Total cash equivalents	—	108,227	—	108,227

Excluded from the tables above is cash of $0.7 million and $0.9 million as of September 30, 2023, and December 31, 2022, respectively. During the nine months ended September 30, 2023, there were no transfers between Level 1, Level 2 and Level 3 categories.

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued external research and development expenses	$2,148	$1,823
Accrued payroll and related expenses	2,121	5,797
Accrued professional fees	1,095	696
Accrued restructuring expenses	—	448
Accrued other	1,199	209
Total Accrued expenses and other current liabilities	$6,563	$8,973

5. Common Stock

“At-the-Market” Offering

On March 11, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170), which became effective on March 29, 2021, and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the “at-the-market” offering program Sales Agreement. Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

During the three and nine months ended September 30, 2023, the Company sold 144,476 shares of its common stock under the Sales Agreement at an average price of approximately $1.58 per share for aggregate gross proceeds of approximately $0.2 million prior to deducting sales commissions.

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

In July 2023, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance by 250,000 shares.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $1.29 and $7.94 per option for those options granted during the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	3,979,099	$10.99	5.27	$1
Granted	46,413	1.74
Exercised	—	—
Forfeited or cancelled	(1,110,322)	10.71
Outstanding as of September 30, 2023	2,915,190	$10.95	5.87	$1
Outstanding as of September 30, 2023 - vested and expected to vest	2,915,190	$10.95	5.87	$1
Exercisable at September 30, 2023	2,346,087	$10.28	5.47	$—

As of September 30, 2023, a total of 11,845,127 shares of common stock have been authorized and reserved for issuance under all of the Company's equity plans and 2,795,987 shares of common stock were available for future issuance under such plans. As of September 30, 2023, there was approximately $5.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.74 years.

Restricted Stock Units

The Company granted 4,272,199 RSUs to employees during the nine months ended September 30, 2023.

The following table summarizes RSU activity under all equity plans during the nine months ended September 30, 2023:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,160,397	$8.29
Granted	4,272,199	1.81
Vested and released	(328,645)	7.30
Forfeited or cancelled	(341,306)	7.19
Outstanding as of September 30, 2023	4,762,645	$2.62

As of September 30, 2023, there was approximately $10.7 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.32 years.

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

Performance-Based Awards

In September 2022, the Company approved an award of 140,000 performance-based stock units as part of an executive inducement grant ("Inducement PSUs"). The Inducement PSUs were awarded based on certain performance criteria relating to pipeline execution, business development, and financial stewardship. As these performance criteria were deemed to be achieved by May 31, 2023, 70,001 of the Inducement PSUs vested in September 2023 and the remaining 69,999 of the Inducement PSUs will vest in September 2024. The Company recognized $0.1 million of expense associated with the Inducement PSUs during the nine months ended September 30, 2023.

The following table summarizes Inducement PSU activity under all equity plans during the nine months ended September 30, 2023:

	Number of Inducement PSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	140,000	$1.08
Granted	—	—
Vested and released	(70,001)	1.08
Forfeited or cancelled	—	—
Outstanding as of September 30, 2023	69,999	$1.08

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development expenses	$619	$730	$2,006	$2,595
General and administrative expenses	1,289	1,376	3,929	4,031
Total	$1,908	$2,106	$5,935	$6,626

7. Commitments and Contingencies

From time to time, the Company could be a party to various legal proceedings arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible material loss or range of loss. If such loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 9).

Operating Leases

The Company has operating lease agreements with U.S. REIF Central Plaza Massachusetts, LLC with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 or December 31, 2022.

Legal Proceedings

Two putative class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit

Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. The Company filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

A shareholder derivative action was filed against the Company, as nominal defendant, and certain of the Company's officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the putative class action.

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

On January 19, 2022, the Company announced that BARDA exercised a new option under the contract. The new option increases the total amount of committed funding by $12.9 million to approximately $46.9 million, increasing the total potential contract value to $59.7 million. On September 30, 2022, remaining funding from the $12.9 million option was reallocated to support upcoming clinical trials. The period of performance for this new option extends through December 31, 2025 and does not change the total amount of committed funding or potential contract value.

As of September 30, 2023, the balance of the award was subject to BARDA exercising an option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

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

The Company recognized $1.6 million and $0.5 million of revenue under the BARDA award during the three months ended September 30, 2023 and 2022, respectively, and recognized $3.1 million and $1.9 million of revenue under the BARDA award during the nine months ended September 30, 2023 and 2022, respectively.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.5 million over a base period and six option periods. As of September 30, 2023, funding for the base period totaling $2.2 million, funding for Option 1 of $4.0 million and funding for Option 3 of $0.8 million has been committed. The Company recognized $0.5 million and $0.3 million under this agreement during the three months ended September 30, 2023 and 2022, respectively, and $2.3 million and $1.0 million under this agreement during the nine months ended September 30, 2023 and 2022, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the U.S. Department of Defense (“DoD”) Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding supported the further clinical development of SPR206. The award committed non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. The Company did not recognize revenue under this agreement during the three and nine months ended September 30, 2023 and recognized less than $0.1 million and $1.0 million in revenue under this agreement during the three and nine months ended September 30, 2022, respectively. All activities under this award were completed and this award was closed out during the year ended December 31, 2022.

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

The Company did not record a reduction to research and development expense as no activities were funded by Gates MRI during both the three and nine months ended September 30, 2023 and 2022.

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and nine months ended September 30, 2023 and 2022, the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not yet probable.

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

On July 31, 2023, the Company announced it received written agreement from the U.S. Food and Drug Administration (“FDA”), under a Special Protocol Assessment ("SPA"), on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis (AP). Under the terms of the GSK License Agreement, the Company received a $30.0 million development milestone payment during the third quarter of 2023.

Remaining potential payments are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
Development milestones from commencement of Phase 3 study through NDA submission	$120.0 (in tranched milestones)
Total potential commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales

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

The $30.0 million milestone payment received by the Company under the GSK License Agreement, was accounted for as variable consideration under ASC 606 and was added to the transaction price in the third quarter of 2023. Of this $30.0 million milestone, $21.2 million was recognized upon achievement of the milestone and the remaining $8.8 million was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered, on a cumulative catch-up basis.

The potential future development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2023 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. Control of the license was transferred on the GSK Effective Date and GSK could begin to use and benefit from the license at the GSK Effective Date.

In total and inclusive of the above, the Company recognized $23.2 million and $24.2 million during the three and nine months ended September 30, 2023, respectively, related to the performance obligations.

The remaining transaction price balance of approximately $24.4 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of September 30, 2023, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji Seika Pharma Co. Ltd. (“Meiji”), a Japanese corporation, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of September 30, 2023. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of a NDA to the FDA for tebipenem HBr.

As part of the agreement, the Company is obligated to make future milestone payments of up to $1.0 million as of September 30, 2023 upon the achievement of specified regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. The Company was obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, of which the Company paid $6.6 million during the year ended December 31, 2022. Upon receipt of the $30.0 million milestone payment from GSK, the Company accrued the remaining $0.9 million in the third quarter of 2023. The Company recorded these amounts as research and development expenses in the Company's consolidated statement of operations.

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

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s condensed consolidated balance sheets and was fully amortized as of December 31, 2021. The Company paid Savior an additional $5.3 million for facility build out costs between 2019 and 2021. In the third quarter of 2023, the Company concluded that it has no future use for the Savior facility and in October 2023, the Company terminated the service agreement. As such, the Company fully impaired this long-term asset and recorded an impairment expense of $5.3 million on its consolidated statement of operations.

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.1 million as of September 30, 2023) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and nine months ended September 30, 2023 and 2022, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

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

As of September 30, 2023, remaining future milestone payments of $34.0 are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

The Company did not recognize revenue under this agreement during both the three and nine months ended September 30, 2023 and 2022.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2023 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized $0.2 million and $0.7 million of revenue from the contract during the three and nine months ended September 30, 2023, respectively, and recognized $1.1 million and $1.5 million of revenue from the contract during the three and nine months ended September 30, 2022, respectively.

The remaining transaction price balance of approximately $13.2 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of September 30, 2023, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

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

The Company did not recognize any restructuring charges during the three and nine months ended September 30, 2023. The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the three and nine months ended September 30, 2022 (in thousands):

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

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2023, the Company had no remaining amounts in accrued expenses related to restructuring costs on its condensed consolidated balance sheet. Activity for the period is summarized as follows (amounts in thousands):

As of September 30, 2023
Balance as of December 31, 2022	$448
Charge to expense	—
Payments made	(409)
Write-offs	(39)
Balance as of September 30, 2023	$—

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

11. Income Taxes

The Company recorded $2.2 million of income tax expense in the third quarter of 2023 related to a change in estimate with respect to the tax treatment of the GSK License Agreement, which resulted in taxable income and the utilization of $240.9 million of US federal net operating losses and $6.1 million of US federal R&D tax credits in its 2022 US federal tax return.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(3,205)	$(11,675)	$(28,385)	$(73,186)
Net loss attributable to common stockholders	$(3,205)	$(11,675)	$(28,385)	$(73,186)

Denominator:
Weighted average common shares outstanding, basic and diluted	52,710,280	35,882,076	52,603,709	33,834,198

Net loss per share, basic and diluted	$(0.06)	$(0.33)	$(0.54)	$(2.16)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	2,915,190	4,015,661	2,915,190	4,015,661
Unvested RSUs and PSUs	4,832,644	1,145,760	4,832,644	1,145,760
	7,747,834	5,161,421	7,747,834	5,161,421

13. Subsequent Events

2017 Plan Amendment

On October 5, 2023, the stockholders of the Company approved an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 2,500,000 shares.

2019 Inducement Plan Amendment

On October 30, 2023, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. The 2019 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The 2019 Inducement Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock-based awards, and its terms are substantially similar to the 2017 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. The 2019 Inducement Plan was previously amended in June 2020, December 2022 and July 2023.

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying, developing and commercializing novel treatments for bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases. Our lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease, where treatment failure is common, and no approved therapies exist. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for NTM pulmonary disease. Our partner-directed programs consist of tebipenem HBr and SPR206, each of which, through our business development efforts, have partnership relationships supporting their ongoing development. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. SPR206 is an IV-administered agent being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2023, we had an accumulated deficit of $442.3 million, and cash and cash equivalents of $93.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report.

Based on our cash and cash equivalents as of September 30, 2023, we believe that our cash runway will be sufficient to fund us into the second half of 2025. During this period, we plan to prioritize advancing SPR720 and SPR206 to key Phase 2 milestones and advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, or additional grant funding. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs.

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

Recent Developments

SPR720 Program Update

The Phase 2a clinical trial of SPR720, a potential novel first-line oral therapy for nontuberculous mycobacterial pulmonary disease ("NTM-PD"), continues to screen and enroll participants at approximately 26 active sites, with topline data expected in the second half of 2024. The trial is expected to enroll up to 35 treatment-naïve or treatment-experienced participants with NTM-PD, who do not have treatment-refractory NTM-PD, due to Mycobacterium avium complex. The primary endpoint is evaluating changes in bacterial load in sputum samples from baseline to the end of the 56-day treatment period. Key secondary endpoints include assessments of clinical response, quality of life, pharmacokinetics, and safety and tolerability.

Additionally, we have two ongoing Phase 1 clinical trials – one to assess intrapulmonary pharmacokinetics of SPR719 (the active moiety of the prodrug SPR720) in a bronchoalveolar lavage (BAL) study and another to evaluate the effect on the pharmacokinetics of SPR720, azithromycin and ethambutol when co-administered in healthy volunteers.

Tebipenem HBr Program Update

On July 31, 2023, we announced that we received written agreement from the U.S. Food and Drug Administration (“FDA”), under a Special Protocol Assessment (“SPA”), on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis (“AP”).

PIVOT-PO is a global, randomized, double-blind, pivotal Phase 3 clinical trial of oral tebipenem HBr vs. IV imipenem cilastatin, in hospitalized adult patients with cUTI/AP. Patients will be randomized 1:1 to receive tebipenem HBr (600 mg) orally every six hours, or imipenem cilastatin (500 mg) IV every six hours, for a total of seven to ten days. The primary efficacy endpoint will be overall response (composite of clinical cure plus microbiological eradication) at the test-of-cure visit. The primary analysis for the trial will be an assessment of non-inferiority (“NI”) in the microbiological intention-to-treat population, based on a 10% NI margin. The trial is designed to enroll approximately 2,648 patients, with randomization stratified by age, baseline diagnosis (cUTI or AP), and the presence or absence of urinary tract instrumentation. Enrollment of our first patients in the Phase 3 PIVOT-PO clinical trial of tebipenem HBr is expected to begin in the fourth quarter of 2023.

Under the terms of the GSK License Agreement, we received a $30.0 million development milestone payment during the third quarter of 2023. We are also eligible to receive the following milestone/royalty payments under the terms of the GSK License Agreement conditional upon achievement of a certain progression of milestones: (1) up to an additional $120.0 million in development milestones as the Phase 3 clinical trial progresses; (2) up to $150.0 million in potential commercial milestones based on first commercial sales; (3) up to $225.0 million in potential sales-based milestones; and (4) low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales of tebipenem HBr in all territories, except Japan and certain other Asian countries.

SPR206 Program Update

On August 8, 2023, NIAID exercised its third option under the contract, committing $0.8 million for SPR206 through August 2024.

Appointment of Chief Financial Officer and Chief Business Officer

On November 1, 2023, we announced Esther Rajavelu as our Chief Financial Officer and Chief Business Officer. While Ms. Rajavelu’s employment became effective as of November 6, 2023, she will not formally assume the role of Chief Financial Officer until the day after we file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Through the date of this filing, our current Interim Chief Financial Officer, Stephen DiPalma, will continue in his capacity, with Ms. Rajavelu succeeding to those duties thereafter.

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

Grant Revenue

We expect a portion of our revenue for the next few years will continue to be derived from payments under our active government awards and any awards that we may enter into in the future.

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

Restructuring

In light of our prior decision to suspend commercialization activities for tebipenem HBr and our strategic restructuring, as announced in May 2022, our operating expenses were substantially reduced during the year ended December 31, 2022. We expect to continue to incur research and development and general and administrative expenses in the remainder of 2023 to support activities under our subsequently announced GSK License Agreement that closed in November 2022. In connection with our restructuring, during the year ended December 31, 2022 we incurred approximately $11.6 million of costs in connection with the reduction in workforce related to severance pay and other restructuring costs. We incurred the majority of the costs associated with our restructuring during the second quarter of 2022. As of September 30, 2023, all of these costs were paid.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) during the nine months ended September 30, 2023 and 2022 consists of interest expense related to the sale of future royalties and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as the loss on extinguishment of liability related to the sale of future royalties, the change in the fair value of our derivative liability, realized and unrealized gains and losses from foreign currency-denominated cash balances, vendor payables and receivables related to the Australian research and development tax incentive.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change
Revenues:
Grant revenue	$2,091	$924	$1,167
Collaboration revenue	23,382	1,082	22,300
Total revenues	25,473	2,006	23,467

Operating expenses:
Research and development	16,393	7,360	9,033
General and administrative	5,708	6,632	(924)
Impairment of long-term asset	5,306	—	5,306
Restructuring	—	(152)	152
Total operating expenses	27,407	13,840	13,567
Loss from operations	(1,934)	(11,834)	9,900
Other income (expense):
Interest income	950	208	742
Other income (expense), net	(10)	(23)	13
Interest expense related to the sale of future royalties	—	—	—
Loss on extinguishment of liability related to the sale of future royalties	—	—	—
Change in fair value of derivative liability	—	(26)	26
Total other income (expense), net	940	159	781
Net loss before income taxes	(994)	(11,675)	10,681
Income tax expense	(2,211)	—	(2,211)
Net loss	$(3,205)	$(11,675)	$8,470

Grant Revenue

	Three Months Ended September 30,
	2023	2022	$ Change
BARDA Contract (Tebipenem HBr)	$1,599	$537	$1,062
NIAID Contract (SPR206)	492	339	153
DoD Agreement (SPR206)	—	48	(48)
Total grant revenue	$2,091	$924	$1,167

Grant revenue recognized during the three months ended September 30, 2023 and 2022 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the three months ended September 30, 2023 was primarily due to an increase of $1.1 million in qualified expenses incurred under our BARDA contract for tebipenem HBr and an increase of $0.2 million under our NIAID agreement relating to SPR206, partially offset by a decrease of less than $0.1 million in funding under our completed DoD agreement relating to SPR206.

Collaboration Revenue

During the three months ended September 30, 2023, we recognized $0.2 million in collaboration revenue related to our agreement with Pfizer and $23.2 million in collaboration revenue related to the GSK License Agreement, of which $21.2 million was recognized upon achievement of the $30.0 million milestone under the GSK License Agreement. During the three months ended September 30, 2022, we recognized $1.1 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses

	Three Months Ended September 30,
	2023	2022	$ Change
Direct research and development expenses by program:
SPR720	$5,801	$1,400	$4,401
Tebipenem HBr	5,619	1,193	4,426
SPR206	714	476	238
Unallocated expenses:
Personnel related (including share-based compensation)	3,128	3,349	(221)
Facility related and other	1,131	942	189
Total research and development expenses	$16,393	$7,360	$9,033

Direct costs related to our SPR720 program increased by $4.4 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to increased clinical activity during the period related to our ongoing Phase 2a clinical trial of SPR720, which we initiated in the fourth quarter of 2022. We expect to continue to incur direct costs related to SPR720 as we continue to screen and enroll patients and progress clinical activities.

Direct costs related to our tebipenem HBr program increased by $4.4 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to continued startup clinical activities and increased preclinical activities related to our planned pivotal Phase 3 trial of tebipenem HBr, which we anticipate initiating in the fourth quarter of 2023. During the three months ended September 30, 2023, direct costs related to tebipenem HBr included $0.9 million of expense related to Meiji, the final payment of certain amounts we were obligated to pay under the Meiji License related to sublicense income we received.

Direct costs related to our SPR206 program increased by $0.2 million during the three months ended September 30, 2023, primarily due to increased preclinical activity and expenses associated with formulation development, manufacturing process and manufacturing of clinical trial material during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

The decrease in personnel-related costs of $0.2 million was primarily a result of decreased research and development headcount costs. Personnel-related costs for the three months ended September 30, 2023 and 2022 included share-based compensation expense of $0.6 million and $0.7 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	$ Change
Personnel related (including share-based compensation)	$3,178	$4,222	$(1,044)
Professional and consultant fees	2,042	1,777	265
Facility related and other	488	633	(145)
Total general and administrative expenses	$5,708	$6,632	$(924)

The decrease in personnel-related costs of $1.0 million was primarily a result of decreased headcount costs in our general and administrative functions during the period. Personnel-related costs for the three months ended September 30, 2023 and 2022 included share-based compensation expense of $1.3 million and $1.4 million, respectively.

The increase in professional and consultant fees of $0.3 million was primarily due to legal and consulting expenses incurred in the three months ended September 30, 2023, offset by decreased commercial operation expenses.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff. Decreased costs during the period are primarily related to decreased IT support expenses.

Impairment of Long-Term Asset

In the third quarter of 2023, we concluded that we have no future use for the Savior Lifetec Corporation (“Savior”) facility (further described in Note 9 – License, Collaboration and Service Agreements to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q). As such, we fully impaired this long-term asset and recorded an impairment expense of $5.3 million on the consolidated statement of operations during the three months ended September 30, 2023.

Income Tax Expense

During the three months ended September 30, 2023, we recorded $2.2 million of income tax expense primarily related to a change in estimate with respect to the tax treatment of the GSK License Agreement.

Other Income (Expense), Net

Other income (expense), net was $0.9 million for the three months ended September 30, 2023, compared to $0.2 million for the three months ended September 30, 2022. Total other income for the three months ended September 30, 2023 included $1.0 million of interest income, offset by fluctuations in unrealized foreign currency. Total other income for the three months ended September 30, 2022 included immaterial changes primarily due to fluctuations in unrealized foreign currency and net change in derivative liability, offset by interest income.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Revenues:
Grant revenue	$5,349	$3,843	$1,506
Collaboration revenue	24,910	2,225	22,685
Total revenues	30,259	6,068	24,191

Operating expenses:
Research and development	34,883	32,504	2,379
General and administrative	19,121	29,988	(10,867)
Impairment of long-term asset	5,306	—	5,306
Restructuring	—	11,697	(11,697)
Total operating expenses	59,310	74,189	(14,879)
Loss from operations	(29,051)	(68,121)	39,070
Other income (expense):
Interest income	2,894	391	2,503
Other income (expense), net	(17)	(46)	29
Interest expense related to the sale of future royalties	—	(2,605)	2,605
Loss on extinguishment of liability related to the sale of future royalties	—	(3,581)	3,581
Change in fair value of derivative liability	—	776	(776)
Total other income (expense), net	2,877	(5,065)	7,942
Net loss before income taxes	(26,174)	(73,186)	47,012
Income tax expense	(2,211)	—	(2,211)
Net loss	$(28,385)	$(73,186)	$44,801

Grant Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change
BARDA Contract (Tebipenem HBr)	$3,076	$1,865	$1,211
NIAID Contract (SPR206)	2,273	962	1,311
DoD Agreement (SPR206)	—	1,016	(1,016)
Total revenue	$5,349	$3,843	$1,506

Grant revenue recognized during the nine months ended September 30, 2023 and 2022 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during the nine months ended September 30, 2023 was primarily due to an increase of $1.3 million under our NIAID agreement relating to SPR206 and an increase of $1.2 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, partially offset by a $1.0 million decrease in funding under our completed DoD agreement relating to SPR206.

Collaboration Revenue

During the nine months ended September 30, 2023, we recognized $0.7 million in collaboration revenue related to our agreement with Pfizer and $24.2 million in collaboration revenue related to the GSK License Agreement, of which $21.2 million was recognized upon achievement of the $30.0 million milestone under the GSK License Agreement in the third quarter of 2023. During the nine months ended September 30, 2022, we recognized $1.5 million in collaboration revenue related to milestones under our agreement with Pfizer and $0.8 million in collaboration revenue related to milestones under our agreement with Everest.

Research and Development Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change
Direct research and development expenses by program:
SPR720	$8,864	$1,733	$7,131
Tebipenem HBr	9,471	9,610	(139)
SPR206	2,430	3,250	(820)
Unallocated expenses:
Personnel related (including share-based compensation)	10,581	14,747	(4,166)
Facility related and other	3,537	3,164	373
Total research and development expenses	$34,883	$32,504	$2,379

Direct costs related to our SPR720 program increased by $7.1 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to increased clinical activity during the period related to our ongoing Phase 2a clinical trial of SPR720, which we initiated in the fourth quarter of 2022. We expect to continue to incur direct costs related to SPR720 as we continue to screen and enroll patients and progress clinical activities.

Direct costs related to our tebipenem HBr program decreased by $0.1 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to reduced program activity as a result of our strategic restructuring announced in May 2022, offset by continued startup clinical activities and increased preclinical activities related to our planned pivotal Phase 3 trial of tebipenem HBr, which we anticipate initiating in the fourth quarter of 2023. During the nine months ended September 30, 2023, direct costs related to tebipenem HBr included $0.9 million of expense related to Meiji, the final payment of certain amounts we were obligated to pay under the Meiji License related to sublicense income we received.

Direct costs related to our SPR206 program decreased by $0.8 million during the nine months ended September 30, 2023, primarily due to decreased clinical activity during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

The decrease in personnel-related costs of $4.2 million was primarily a result of a decrease in research and development headcount due to our strategic restructuring announced in May 2022. Personnel-related costs for the nine months ended September 30, 2023 and 2022 included share-based compensation expense of $2.0 million and $2.6 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change
Personnel related (including share-based compensation)	$11,690	$16,517	$(4,827)
Professional and consultant fees	5,826	10,309	(4,483)
Facility related and other	1,605	3,162	(1,557)
Total general and administrative expenses	$19,121	$29,988	$(10,867)

The decrease in personnel-related costs of $4.8 million was primarily a result of a decrease in headcount in our commercial, general and administrative functions due to our strategic restructuring. Personnel-related costs for the nine months ended September 30, 2023 and 2022 included share-based compensation expense of $3.9 million and $4.0 million, respectively.

The decrease in professional and consultant fees of $4.5 million was primarily due to decreased commercial operation expenses, offset by legal and consulting expenses incurred in the nine months ended September 30, 2023.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff. Decreased costs during the period are primarily related to decreased IT support expenses.

Impairment of Long-Term Asset

In the third quarter of 2023, we concluded that we have no future use for the Savior facility (further described in Note 9 – License, Collaboration and Service Agreements to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q). As such, we fully impaired this long-term asset and recorded an impairment expense of $5.3 million on the consolidated statement of operations during the nine months ended September 30, 2023.

Income Tax Expense

During the nine months ended September 30, 2023, we recorded $2.2 million of income tax expense primarily related to a change in estimate with respect to the tax treatment of the GSK License Agreement.

Other Income (Expense), Net

Other income (expense), net was $2.9 million for the nine months ended September 30, 2023, compared to $(5.1) million for the nine months ended September 30, 2022. Total other income for the nine months ended September 30, 2023 included $2.9 million of interest income, offset by offset by fluctuations in unrealized foreign currency. Total other expense for the nine months ended September 30, 2022 included $2.6 million in interest expense related to the sale of future royalties, $3.6 million in loss on extinguishment of liability related to the sale of future royalties, a $0.8 million net change in derivative liability and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and mostly from the proceeds of multiple common stock and preferred stock offerings. As of September 30, 2023, we had cash and cash equivalents of $93.8 million.

On March 11, 2021, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170), which became effective on March 29, 2021, and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the “at-the-market” offering program Sales Agreement. Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

During the three and nine months ended September 30, 2023, we sold 144,476 shares of our common stock under our Sales Agreement at an average price of approximately $1.58 per share for aggregate gross proceeds of approximately $0.2 million prior to deducting sales commissions.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(15,502)	$(52,213)
Cash provided by investing activities	—	33,807
Cash provided by financing activities	220	(43,732)
Net increase in cash and cash equivalents	$(15,282)	$(62,138)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $15.5 million, primarily resulting from our net loss of $28.4 million, adjusted for net decrease in non-cash items of $12.3 million (primarily stock-based compensation and impairment expense). Net cash used due to changes in our operating assets and liabilities was $0.6 million and consisted primarily of a $2.0 million increase in prepaid expenses and other current assets, a $1.9 million net increase in receivables, a decrease of $2.4 million in accrued expenses, a $5.1 million increase in deferred revenue and a $2.2 million increase in income taxes payable.

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

Investing Activities

We did not undertake any investing activities during the nine months ended September 30, 2023.

Cash provided by investing activities during the nine months ended September 30, 2022 of $33.8 million was primarily related to the maturities of marketable securities of $60.8 million, offset by purchases of marketable securities of $27.0 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2023 was $0.2 million, and consisted of the $0.2 million net sales of common stock under our Sales Agreement.

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

As of September 30, 2023, we had cash and cash equivalents of $93.8 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of September 30, 2023, we believe that our cash runway will be sufficient to fund us into the second half of 2025.

Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2023, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2023, we had cash and cash equivalents of $93.8 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We did not have any assets classified as marketable securities as of September 30, 2023. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Two putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. We filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

A shareholder derivative action was filed against us, as nominal defendant, and certain of our officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the putative class action.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, such as the coronavirus ("COVID-19"), or other events beyond our control occurred that prevented us from using all or a significant portion of our office, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013. Our net losses were $3.2 million and $28.4 million during the three and nine months ended September 30, 2023, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of September 30, 2023, we believe that our cash runway will be sufficient to fund us into the second half of 2025. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of September 30, 2023, we believe that our cash runway will be sufficient to fund us into the second half of 2025. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of September 30, 2023, our non-dilutive sources of funding consisted of an award from BARDA for tebipenem HBr and an award from NIAID for SPR206.

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

We, and certain of our executive officers, were named as defendants in two purported class action lawsuits that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the NDA for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the NDA for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. We filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

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

We are a party to agreements with Meiji and GSK for tebipenem HBr, Vertex Pharmaceuticals for SPR720 and Pfizer, Everest and PBB Distributions Limited for SPR206, and we may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

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

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine and received a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023. Remaining potential payments are milestone based, and are (i) approximately $120.0 million in payments for the achievement of development milestones, (ii) up to $150.0 million in commercial milestone payments, (iii) up to $225.0 million in sales milestone payments, and (iv) tiered low single-digit to low double-digit royalties (if sales exceed $1.0 billion) tiered on net sales of GSK Licensed Products in the GSK Territory.

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

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting Abbreviated New Drug Applications (“ANDAs”) to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate, it may face competition from generic products earlier or more aggressively than anticipated, depending upon how well our future products perform in the United States prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug ("RLD"), and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD.

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

As of September 30, 2023, all of our previously issued Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred stock has been converted into shares of our common stock. If any future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 12, 2023, our Board of Directors (the “Board”) approved an amendment and restatement of our Amended and Restated Bylaws (as so amended and restated, the “Amended and Restated Bylaws”), effective immediately. The amendments effected by the Amended and Restated Bylaws, among other things:

•
Eliminate the former requirement that the list of stockholders entitled to vote at a stockholder meeting also be made available during the actual meeting;
•
Address adjournment of stockholder meetings relying on remote communication due to a technical failure;
•
Authorize the adoption of emergency bylaws that alter the procedural requirements for calling director meetings and establishing a quorum; and

•
Revise and enhance, in light of the universal proxy rules adopted by the Securities and Exchange Commission, procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submission of proposals regarding other business at stockholder meetings by:
•
Requiring additional background information, disclosures and certain representations from proposing stockholders and beneficial owners and the respective affiliates and associates of, or others acting in concert with such stockholder and such beneficial owner (each, a “Stockholder Associated Person”);
•
Providing that if any stockholder, beneficial owner and/or Stockholder Associated Person that intends to solicit proxies in support of any nominees other than our nominees provides the notice and information required by Rule 14a-19(b) under the Exchange Act, then such stockholder, beneficial owner and/or Stockholder Associated Person, upon request by us, must provide to us no later than five business days prior to the applicable meeting, reasonable evidence that it has met the requirements of soliciting the holders of shares of at least 67% of the voting power of shares entitled to vote on the election of directors and including a statement to that effect in the proxy statement or form of proxy; and
•
Providing that if any stockholder, beneficial owner and/or Stockholder Associated Person fails to comply with the requirements of Rule 14a-19 under the Exchange Act (or fails to timely provide reasonable evidence sufficient to satisfy the Company that such requirements have been met), then we will disregard the nomination of each of the director nominees proposed by such stockholder, beneficial owner and/or Stockholder Associated Person and any proxies or votes solicited for such nominees.

The Amended and Restated Bylaws also include various other updates, including certain technical, conforming and clarifying changes. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Bylaws of Spero Therapeutics, Inc.	X

10.1+	2019 Inducement Equity Incentive Plan, as amended.		Form S-8 (Exhibit 4.5)	8/10/2023	333-273880

10.2+	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan, as amended.		Form S-8 (Exhibit 4.6)	8/10/2023	333-273880

10.3+	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan, as amended.		Form S-8 (Exhibit 4.7)	8/10/2023	333-273880

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: November 13, 2023	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Stephen J. DiPalma
Stephen J. DiPalma
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)