Form 10-K
period 2023-12-31
Spero Therapeutics, Inc.
filed 2024-03-13
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $76.0 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). As of March 8, 2024, there were 53,869,139 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
Our ability to realize the value of tebipenem HBr depends on our commercial partner, GSK, obtaining FDA approval. Even if such approval is obtained, the timeline of, and any requirements imposed as part of, such approval may impact the attractiveness of eventual commercialization of tebipenem HBr through our partnership with GSK.
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
•
If we or our collaborators are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing any of our product candidates if such product candidates are approved.
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
•
We and certain current and former of our executive officers have been named as defendants in two initiated lawsuits, which were ordered consolidated, that could result in substantial costs and divert management’s attention.
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

PART I

Item 1. Business.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. Our wholly-owned lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for first-line treatment of NTM pulmonary disease in treatment-naïve and treatment-experienced non-refractory patients. Our partnership-directed programs consist of tebipenem HBr and SPR206. Tebipenem HBr is designed to be the first oral carbapenem-class antibiotic for use to treat complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. SPR206 is an intravenous (“IV”)-administered antibiotic that has shown activity in preclinical studies against MDR Gram-negative pathogens, including carbapenem-resistant Enterobacterales (“CRE”), Acinetobacter baumannii and Pseudomonas aeruginosa. We are developing SPR206 to treat MDR Gram-negative bacterial infections in the hospital setting.

We believe that our novel product candidates, if successfully developed and approved, could provide meaningful benefits to patients suffering from serious rare orphan diseases and life-threatening bacterial infections, in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

Antibiotic Background

Antibiotics are a class of medications used to treat diseases caused by bacterial infections.

There are two main groups of bacteria, Gram-positive bacteria and Gram-negative bacteria, which are distinguished by structural differences in their cellular envelope. Gram-positive bacteria are surrounded by a single lipid-based cell membrane and a thick cell wall, while Gram-negative bacteria are encircled by two lipid membranes, an inner membrane and an outer membrane, with a thinner cell wall in between, as shown in the illustration below.

Antibiotics that target Gram-negative bacteria must be specifically designed to cross both the inner and outer membranes to enter the bacterial cells. The outer membrane represents a significant barrier to the entry into the bacteria and is one factor for the reduced potency of many agents used to treat Gram-negative bacterial infections. Recent studies have found that Gram-negative bacteria in certain patient types, such as those with sepsis and interstitial lung disease (“ILD”), are associated with higher mortality and increased intensive care unit (“ICU”) admission, with only limited therapeutic options available.

Antibiotics are evaluated according to several criteria, including:

•
Spectrum. Antibiotics that are effective against a wide variety of bacteria are considered to be broad-spectrum, while those that act upon only a limited number of bacteria are considered to be narrow-spectrum.
•
Potency. Potency refers to the amount of an antibiotic required to kill or inhibit growth of bacteria in vitro. Potency is commonly expressed as the minimum inhibitory concentration (“MIC”) in µg/mL or mg/L, which is the lowest concentration at which the drug inhibits growth of the bacteria. Antibiotics with lower MICs are considered to be more potent.
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

Growing Antibiotic Resistance in the Hospital and Community Settings

Antibiotic resistance is one of the largest threats to global health as resistance rates are increasing. In a systematic analysis examining the global burden of bacterial resistance published in The Lancet, there were an estimated 4.95 million deaths (95% Uncertainty Interval 3.62–6.57) associated with drug-resistant infections in 2019, of which 1.27 (0.911–1.71) million deaths were directly attributable to drug resistance. The Centers for Disease Control and Prevention (“CDC”) estimates that the annual impact of antibiotic-resistant infections on the United States economy is $20–$35 billion in direct health care costs.

The challenges posed by bacteria resistant to antibiotics include Gram-positive and Gram-negative pathogens. New antibiotics are needed for infections caused by Gram-positive and atypical bacteria. For example, NTM pulmonary infection that occurs through inhalation of mycobacteria from environmental sources, especially in water and soil, may cause a chronic and progressive pulmonary disease. The estimated total NTM pulmonary disease prevalence in the United States, Europe and Japan is approximately 245,000 diagnosed patients, with approximately 95,000 of these diagnosed patients in the United States. NTM pulmonary disease has a higher frequency in older individuals, particularly women. Most NTM pulmonary disease is due to Mycobacterium avium complex (“MAC”), followed by Mycobacterium abscessus and Mycobacterium kansasii.

According to the CDC, among all bacterial resistance problems, Gram-negative pathogens are particularly worrisome because they are becoming resistant to most drugs that would be considered for treatment. In 2019, the CDC designated antibiotic-resistant Gram-negative bacteria such as carbapenem-resistant Acinetobacter baumannii (“CRAB”), CRE, extended-spectrum-β-lactamase-producing Enterobacterales, and MDR Pseudomonas aeruginosa (“MDR PA”) as urgent or serious threats. These pathogens are associated with significant mortality because of the increased incidence of antibiotic resistance and the lack of effective treatment options.

Our Clinical Programs

The below table summarizes our anticipated development plans for our product candidates:

1.
Contingent on non-dilutive funding availability.

SPR720: Novel Oral Antibiotic in Phase 2 Development for First-Line Treatment of NTM Pulmonary Disease

Disease Overview

We are developing SPR720, a novel class of antibacterial agent that targets enzymes essential for bacterial DNA replication, for the treatment of NTM pulmonary disease. NTM infections cause chronic and serious pulmonary disease with debilitating symptoms that worsen over time. As the disease progresses, patients experience a decline in lung function. SPR720 is in development to be the potential first oral drug for first-line treatment of NTM pulmonary disease in treatment-naïve and treatment-experienced non-refractory patients.

NTMs are ubiquitous environmental organisms that can cause progressive lung damage and respiratory failure, particularly in patients with compromised immune systems or underlying pulmonary disorders. NTM pulmonary disease is associated with a five-year all-cause morality rate of 35% and high healthcare costs. NTM infections represent a growing global health concern and major unmet medical need because of the lack of new medications to combat these bacteria. MAC is the most common NTM to cause human infection, making up around 80% of all NTM infections.

Limitations of Current Therapies

The current treatment for NTM pulmonary disease is lengthy and involves combination therapy, often three or more antibiotics. In addition, many patients go undiagnosed and could benefit from additional testing. The most common treatment for NTM infections is prolonged combination therapy (continuing for approximately 12–24 months) with drugs traditionally used for tuberculosis (“TB”) that have limited efficacy and poor tolerability. Treatment failure is common and is often due to inability to tolerate the regimen or poor adherence.

SPR720 Key Attributes

•
Novel mechanism. SPR720 employs a novel mechanism with no evidence of cross-resistance with marketed antibiotics and low propensity for selection of resistance. Drug resistance to currently available treatments in NTM species threatens adequate control of the disease. A novel mechanism may help evade existing modes of resistance. SPR720 is applicable to both non-refractory and refractory disease.
•
Broad spectrum of activity. SPR720 has demonstrated a broad spectrum of activity in preclinical studies against the most common organisms causing NTM infections, including MAC, Mycobacterium abscessus and Mycobacterium kansasii.
•
Lung exposure. SPR720 is an oral drug that penetrates the pulmonary space. A bronchoalveolar lavage (“BAL”) study in non-human primates (“NHPs”) supports lung exposure. Furthermore, data from a 28-day hollow-fiber model of infection demonstrates the intracellular and extracellular activity of the drug.
•
Acceptable safety and tolerability within therapeutic dose range. Data from the SPR720 Phase 1 trial, in vitro models and pharmacokinetic/pharmacodynamic (“PK/PD”) analyses indicated that predicted therapeutic exposures could be attained with a 500 mg to 1000 mg once daily oral dose. These doses in the Phase 1 trial were associated with a low incidence of adverse events with no serious adverse events reported. The most common adverse event among all cohorts was mild diarrhea not requiring discontinuation of therapy.
•
Oral Administration. SPR720 has high oral bioavailability, which may offer patients and prescribers with convenient dosing and administration options, especially as current first-line standard of care (“SOC”) regimen are administered orally.

Market Opportunity for SPR720

NTM infection occurs in many different types of patients. NTM pulmonary disease often occurs in people with compromised immune systems or those with respiratory conditions such as bronchiectasis, chronic obstructive pulmonary disease, cystic fibrosis and asthma. Increasing prevalence of NTM pulmonary disease in the United States is estimated at 6%–10% annually. The estimated total NTM pulmonary disease prevalence in the United States, Europe and Japan is approximately 245,000 diagnosed patients. Women and people aged 65 years or older (a population that is growing in number) have higher incidence and prevalence rates. We believe there is a need for new, potent, orally available therapies for NTM pulmonary disease.

SPR720 Clinical Development Overview

Ongoing Clinical Trials

SPR720 is currently being evaluated in a Phase 2a clinical trial that is expected to enroll up to 35 treatment-naïve or treatment-experienced patients with NTM pulmonary disease, who do not have treatment-refractory NTM pulmonary disease, due to MAC. The primary endpoint is evaluating changes in bacterial load in sputum samples from baseline to the end of the 56-day treatment period.

Key secondary endpoints include assessments of clinical response, PK, safety and tolerability and quality of life. We continue to screen and enroll participants at 27 active sites, with topline data expected in the second half of 2024.

Additionally, we have two ongoing Phase 1 clinical trials – one to assess intrapulmonary PK of SPR719 (the active moiety of the prodrug SPR720) in a BAL study and another to evaluate the effect on the PK of SPR720, azithromycin and ethambutol when co-administered together in healthy volunteers.

Completed Clinical Trials

The doses selected for the Phase 2a trial of SPR720 were supported by PK/PD analyses, as well as data from the Phase 1 clinical trial of SPR720, which evaluated the safety, tolerability and PK of orally administered SPR720 at single doses ranging from 100 mg to 2000 mg and repeat total daily doses ranging from 500 mg to 1500 mg for up to 7 to 14 days. Across seven single ascending dose (“SAD”) and five multiple ascending dose (“MAD”) cohorts, a total of 96 healthy volunteers (including a cohort of healthy elderly (age ≥ 65 years) volunteers) were randomized to receive SPR720 or placebo. There were no serious adverse events reported and all participants completed the trial. SPR720 was generally well-tolerated at doses up to 1000 mg over the maximum studied duration of 14 days. PK data across the cohorts showed no significant impact of either advanced age or administration with food on PK variables. At doses of 500 mg or higher, the mean plasma drug exposures of SPR719, the active metabolite of SPR720, are consistent with those suggested by in vivo and in vitro models of SPR720 to be necessary for clinical efficacy against target NTM pathogens. Data from this Phase 1 trial was presented at ID Week 2020 with the conclusion that SPR720 is generally well-tolerated with predicted therapeutic exposures attainable with a 500 mg to 1000 mg once daily oral dose, supporting further development of SPR720 in NTM pulmonary disease.

In December 2020, we initiated a Phase 2a dose-ranging clinical trial (SPR720-201) of SPR720 in patients with NTM pulmonary disease following the acceptance of our investigational new drug (“IND”) application for SPR720 in August 2020. The Phase 2a clinical trial was designed as a multi-center, partially blinded, placebo-controlled proof-of-concept clinical trial of SPR720 that was expected to enroll approximately 90 treatment-inexperienced patients with NTM pulmonary disease due to MAC. Patients were randomized to receive either 500 mg or 1,000 mg of oral SPR720 once daily, placebo or SOC, consisting of a macrolide and ethambutol, plus the option of adding a rifamycin. The objectives of the trial were to evaluate the plasma pharmacokinetics, safety, tolerability, and microbiological response of SPR720 compared with placebo over 28 days of treatment, with the inclusion of the SOC arm to assess and ensure assay sensitivity for the trial design.

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

Preclinical Findings

SPR720 has shown potent activity against most common NTM infection species, such as M. avium, M. abscessus and M. kansasii. As shown in the exhibit below, SPR720 showed pulmonary activity against M. avium ATCC 700898 in a murine chronic infection model. In this model, SPR720 was effective as a monotherapy, with dose response exhibited, and in combination with SOC agents.

Regulatory Designations

In March 2020, the FDA granted orphan drug designation for SPR720, a designation that is given to drugs intended to treat a rare disease or condition that affects fewer than 200,000 persons in the United States. An orphan drug designation can provide specific benefits including up to seven years of market exclusivity in the United States upon regulatory approval. In February 2019, we received qualified infectious disease product (“QIDP”) designation for SPR720 for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by M. TB. QIDP designation entitles a future marketing application for SPR720 for this indication to priority review by the FDA. In September 2020, SPR720 was awarded Fast Track designation by the FDA for treatment of adult patients with NTM pulmonary disease. Neither the QIDP nor orphan drug designation nor Fast Track designation, however, guarantee a faster development process or ensure FDA approval.

We believe that our intellectual property portfolio for SPR720, which includes multiple issued patents and patent applications pending, will provide SPR720 protection globally, including in the United States and Europe, through July 2033.

Tebipenem HBr (tebipenem pivoxil hydrobromide): Potential First Oral Carbapenem in Phase 3 trial for Use in Adults with cUTI

Disease Overview

Tebipenem HBr is an oral carbapenem being developed to treat cUTI, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options.

Urinary tract infections (“UTIs”) are among the most common bacterial diseases worldwide and have significant clinical and economic burden. cUTIs are UTIs that fail to respond to a standard course of treatment associated with the presence of any number of underlying factors in patients, such as anatomical or functional abnormalities of the urinary tract, a higher likelihood of resistant pathogens, and/or medical comorbidities, which put patients at higher risk of complications. Patients with cUTI have a higher risk of recurrence and progression to severe infection, as well as a greater risk of morbidity and mortality, when compared to uncomplicated UTI.

Limitations of Current Therapies

Currently, fluoroquinolones are the most widely used antibiotic class in treating community and hospital Gram-negative infections, including UTIs, but they have encountered increasing resistance among MDR Gram-negative bacteria and are associated with significant adverse effects. In particular, Escherichia coli (“E. coli”) non-susceptibility to fluoroquinolones, trimethoprim/sulfamethoxazole, and oral cephalosporins range from 25% to 36%, based on isolates collected from both nosocomial, or hospital-acquired, and community-acquired infections. Co-resistance further compounds the issue of antibiotic resistance, for instance more than 40% of E. coli isolates with trimethoprim/sulfamethoxazole resistance were co-resistant to levofloxacin.

As such, current UTI treatment guidelines published by the Infectious Diseases Society of America identify fluoroquinolones as an appropriate empirical therapy option. This recommendation is contingent on local resistance rates being less than 10%. However, the high rates of fluoroquinolone-resistant E. coli found in the United States today in the community and hospital settings, as shown in the table below, would suggest that there is a need for an antibiotic that is effective on fluoroquinolone-resistant infections.

The table below reflects resistance rates in the United States in the community and hospital settings.

cUTIs in the United States	2019-2022 E. coli Resistance Rates to Fluoroquinolones	2013-2014 E. coli Resistance Rates to Fluoroquinolones	2000-2004 E. coli Resistance Rates to Fluoroquinolones
Community Setting	21.5%	11.7%	0%
Hospital Setting	37.9%	34.5%	3.5%

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

Tebipenem HBr Key Attributes

Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use in adults to treat cUTI, including pyelonephritis. Unlike other carbapenems on the U.S. market, which are only available as IV-administered infusions, tebipenem HBr is an orally administered tablet. Oral administration may potentially allow physicians to avoid IV-administered antibiotics for otherwise healthy or stable patients, and the avoidance of IV administration could lead to reduced healthcare resource utilization. This attribute supports our confidence in tebipenem HBr’s commercial prospects, if tebipenem HBr receives regulatory approval. We may pursue future studies of tebipenem HBr to treat other serious and life-threatening infections.

Market Opportunity for Tebipenem HBr

With an estimated 3 million cases each year in the United States, cUTI is a leading cause of infection-related hospitalization. According to Simmering et al., there has been a concerning 52% (population-adjusted) increase in the incidence of hospital admission for UTI over the course of a decade (1998-2011) which is associated with additional costs. In a nationwide cohort study, the total median 30-day post index all-cause total healthcare costs for cUTI care ranged from $1,531 for patients initially identified in the outpatient setting to $13,028 for patients initially identified in the inpatient setting. While drugs such as trimethoprim/sulfamethoxazole and fluoroquinolones (levofloxacin, ciprofloxacin) have been the primary oral options for treatment of UTIs caused by Gram-negative organisms, nearly 30% to 35% of UTIs are resistant, which has led to increased use of IV-administered therapeutics such as carbapenems. Carbapenems have been utilized for more than 30 years and are considered the standard of care for many serious MDR Gram-negative bacterial infections but have only been available as IV-administered formulations. Currently, there are no commercially available oral carbapenems for use in adults.

The growing challenges of limited effective oral treatment options for cUTI and pyelonephritis due to increasing rates of resistance amongst uropathogens place undue burden on both patients and the healthcare system, in terms of recurrent infections, hospitalizations, and cost, which can be significant.

A significant majority of cUTI are caused by a group of MDR Gram-negative bacteria called Enterobacterales, against which tebipenem HBr has demonstrated antibacterial activity. Given the observed activity of tebipenem HBr against a broad spectrum of bacterial pathogens, healthcare providers may prescribe tebipenem HBr, if approved, for use in the following uses, if approved therefor:

•
Community setting: Treating cUTI acquired in the community setting without the need for patient hospitalization.
•
Hospital setting: Transitioning appropriate patients hospitalized for cUTI to an appropriate oral therapy as they are discharged from the hospital.

We believe tebipenem HBr is well positioned to meet an unmet need for an oral therapy for patients with cUTI, including pyelonephritis, caused by certain microorganisms. Physicians may prescribe tebipenem HBr, if approved, to treat MDR cUTI and patients prescribed tebipenem HBr may avoid hospitalization.

Tebipenem HBr Clinical Development Overview

GSK License Agreement

In September 2022, we entered into the GSK License Agreement with GSK for tebipenem HBr. Pursuant to the GSK License Agreement, we received a $66.0 million upfront payment from GSK and are eligible to receive up to $525.0 million in development, sales, and commercial milestones payments, as well as low single-digit to low double-digit tiered royalties on net product sales. In exchange, GSK received an exclusive license to develop and commercialize tebipenem pivoxil and tebipenem pivoxil HBr in all territories, except Japan, and certain other Asian countries, territories which are retained by our partner Meiji Seika Pharma Co. Ltd. (“Meiji”). Concurrent with the GSK License Agreement, an affiliate of GSK purchased 7,450,000 shares of our common stock at a purchase price of approximately $1.20805 per share for an aggregate purchase price of $9.0 million.

Under the License Agreement, we are responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK is responsible for the execution and costs of any additional further development, including additional Phase 3 regulatory filing and commercialization activities for tebipenem HBr in the GSK Territory (as defined below). See “Collaboration, License and Service Agreements - Tebipenem HBr Agreements - GSK License Agreement” below for additional information.

Ongoing Clinical Trials

On July 31, 2023, we announced that we received written agreement from the FDA, under a Special Protocol Assessment (“SPA”), on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including AP.

PIVOT-PO is a global, randomized, double-blind, pivotal Phase 3 clinical trial of oral tebipenem HBr vs. IV imipenem cilastatin, in hospitalized adult patients with cUTI/AP. Patients will be randomized 1:1 to receive tebipenem HBr (600 mg) orally every six hours, or imipenem cilastatin (500 mg) IV every six hours, for a total of seven to ten days. The primary efficacy endpoint will be overall response (composite of clinical cure plus microbiological eradication) at the test-of-cure visit. The primary analysis for the trial will be an assessment of NI in the microbiological intention-to-treat population, based on a 10% NI margin. The trial is designed to enroll approximately 2,648 patients, which we expect to be completed in 2025. Randomization is stratified by age, baseline diagnosis (cUTI or AP), and the presence or absence of urinary tract instrumentation.

In December 2023, we commenced enrollment in PIVOT-PO and anticipate completing enrollment in the second half of 2025.

Completed Clinical Trials

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

Data presented at IDWeek 2020 demonstrated that all secondary endpoints, including both the clinical cure and microbiological eradication rates were comparable between treatment groups at the end of treatment, TOC and at late follow-up (“LFU”), visits. Specifically, clinical cure rates, which are the key determinant in routine clinical management of cUTI/AP patients, were >93% in both treatment groups at TOC. The high clinical cure rates at TOC were sustained through LFU (88.6% and 90% for tebipenem HBr and ertapenem, respectively), demonstrating a durable clinical response in patients with cUTI and AP. Favorable microbiological response rates at TOC were likewise comparable between treatment groups and were similarly sustained up to LFU in both treatment groups (57.2% and 58.2% for tebipenem HBr and ertapenem, respectively). There were no statistically significant differences between treatment groups in overall response rates across key subgroups of interest, including those determined by age, baseline diagnosis, and presence of bacteremia at baseline. Pathogen microbiological response rates were generally balanced across treatment groups for the predominant uropathogens observed.

Comparative safety and tolerability data from 1,372 hospitalized adult patients enrolled in the study were similar between the tebipenem HBr and ertapenem treatment groups. Treatment-emergent adverse events (“TEAEs”) were reported in approximately 26% of patients in both treatment groups and the most commonly reported TEAEs in both treatment groups were diarrhea (5.0%) and headache (3.8%). Serious TEAEs were infrequent (1.3% for tebipenem HBr vs. 1.7% for ertapenem) and no deaths were reported in the trial. Three Clostridioides difficile associated TEAEs were observed in the ertapenem group, while none were observed in the tebipenem HBr group.

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

On August 2, 2022, we held a Type A meeting with the FDA to gain further insights as to the pathway forward towards a potential regulatory approval for tebipenem HBr. The FDA indicated that positive results from a single additional Phase 3 clinical trial supported by confirmatory nonclinical evidence of efficacy could be sufficient to support the approval of tebipenem HBr for the treatment of cUTI, including pyelonephritis, for a limited use indication. We believe we also achieved alignment with the FDA on key components of the proposed pivotal Phase 3 trial design. We engaged with the FDA by means of a SPA in the first half of 2023. On July 31, 2023, we announced that we received written agreement from the FDA, under the SPA, on the design and size of the PIVOT-PO trial.

Regulatory Designations

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

Disease Overview

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

Limitations of Current Therapies

Current SOC involves drug combinations that are often associated with nephrotoxicity.

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
•
SPR206 appears to be a safe and potent IV-administered direct-acting agent. SPR206 is designed to interact with lipopolysaccharide (“LPS”) to disrupt the outer membrane. SPR206 is also designed to have direct antibiotic activity, while retaining potentiator activity, including activity against P. aeruginosa and A. baumannii. Data from SPR206 in vitro and in vivo GLP safety pharmacology and absorption, distribution, metabolism, and excretion (“ADME”) studies and 14-day, two-species GLP toxicology studies provide support for an acceptable safety profile, which led to SPR206’s designation as a clinical candidate and the initiation of Phase 1 clinical trial in December 2018. Phase 1 data demonstrates that SPR206 is well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and has a safety profile that we believe supports the further development of SPR206. We are developing SPR206 as a treatment for high-risk patients with suspected or known Gram-negative infections such as CRE, CRAB and MDR PA to prevent mortality and reduce the length of stay in the hospital setting.

Market Opportunity for SPR206

SPR206 completed non-clinical, IND-enabling studies supporting its advancement as a potential clinical candidate designed to treat MDR and extensively drug-resistant (“XDR”) bacterial strains. Based on microbiological and in vivo testing, we believe that SPR206 has the potential to offer a broad-spectrum of activity, including against XDR bacterial strains.

In Vitro Activity of SPR206 against Carbapenem-Resistant Gram-Negative Bacteria

Results from multiple susceptibility studies against contemporary clinical isolates suggest that SPR206 possesses potent activity against CRAB, carbapenem-resistant P. aeruginosa and carbapenem-resistant K. pneumoniae.

SPR206 Clinical Development Overview

Phase 2 Clinical Trial Update

In February 2024, we announced clearance by the FDA for our IND application to evaluate SPR206 in a Phase 2 clinical study. The Phase 2 study will be a randomized, double-blinded, controlled, multicenter study to evaluate the safety, tolerability, efficacy, and pharmacokinetics of SPR206 in combination with select antibiotics for the treatment of patients diagnosed with hospital-acquired and ventilator-associated bacterial pneumonia ("HABP/VABP"), caused by carbapenem-resistant Acinetobacter baumannii-calcoaceticus complex or carbapenem-resistant Pseudomonas aeruginosa. Approximately 60 adult hospitalized patients are expected to be enrolled. Patients will receive treatment for 7−14 days and will be evaluated through assessment of post-baseline clinical outcomes.

The Phase 2 trial is supported by preclinical data as well as the results of multiple Phase 1 clinical trials. These Phase 1 trials have demonstrated SPR206's lack of nephrotoxicity at predicted therapeutic dose levels and its ability to achieve mean lung epithelial lining fluid (“ELF”) exposures above the MIC for targeted Gram-negative pathogens, when administered three times daily at 100 mg. The initiation of the Phase 2 trial is contingent on availability of non-dilutive funding.

Completed Clinical Trials

In January 2020, we reported results from a Phase 1 clinical trial designed as a double-blind, placebo-controlled, ascending dose, multi-cohort study in healthy subjects. In the Phase 1 clinical trial, SPR206 was well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and demonstrated a safety profile that we believe supports the further development of SPR206. In this SAD and MAD Phase 1 clinical trial, a total of 96 healthy volunteers were randomized to receive SPR206 or a placebo. All reported adverse events were mild to moderate and there were no reported severe or serious adverse events. There were no subjects with clinically significant changes in laboratory tests during the study. SPR206 was well-tolerated at doses up to 100 mg administered three times a day, a total of 300 mg daily, for 14 consecutive days and no evidence of nephrotoxicity was observed at this dose and duration. PK data across the cohorts indicate dose linearity and dose proportionality as well as mean plasma drug exposures of SPR206 that are concordant with preclinical models predictive for clinical efficacy against target Gram-negative pathogens.

In June 2021, we initiated a Phase 1 BAL clinical trial assessing the penetration of SPR206 into the pulmonary compartment and a RIS clinical trial of SPR206. Both studies were completed in the fourth quarter of 2021. On February 16, 2022, we announced positive topline results from the Phase 1 BAL clinical trial. Results showed that SPR206 was generally well-tolerated with a mean lung ELF to plasma concentration ratio of 0.264, with AUC from 0-8 hours used to estimate the total uptake of SPR206. Importantly, the mean concentration of SPR206 in the lung ELF exceeded the SPR206 MIC for targeted gram-negative pathogens for the entirety of the 8-hour dosing period. The Phase 1 RIS trial for SPR206 has been completed. Final dose recommendations, including any adjustments for patients with renal impairment, are expected after completion of ongoing nonclinical studies and pharmacology analyses.

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

Regulatory Designations

SPR206 has been granted QIDP designation by the FDA for the treatment of cUTI and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP). We have multiple patent applications pending for SPR206 that we believe will provide SPR206 protection globally through 2039, including the United States and Europe. In October 2022, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 11,459,357, which covers the SPR206 composition of matter and formulations thereof as well as methods of treating a bacterial infection with SPR206. The patent is assigned to us and has a lifespan extending into at least June 2039.

Our Strategy

Our goal is to identify and develop novel treatments for rare diseases and MDR bacterial infections, focusing on areas of high unmet medical need for safe and effective treatments. Key elements of our strategy are as follows:

•
Advance our lead product candidate SPR720 to regulatory approval for first-line treatment of patients with NTM pulmonary disease. We believe there is a significant opportunity to develop products for underserved “orphan” infectious disease areas, such as NTM pulmonary disease. These markets offer the attributes of fewer branded or generic competitors, as well as chronic therapy. If approved, we believe SPR720 has the potential to be the first oral agent for NTM pulmonary disease in treatment-naïve and treatment-experienced non-refractory patients. We may seek to acquire other product candidates for other underserved, debilitating orphan infectious diseases.
•
In partnership with GSK, advance tebipenem HBr through completion of the Phase 3 clinical trial and advise and consult with GSK through the regulatory approval process. We granted GSK an exclusive license to develop and commercialize tebipenem pivoxil and tebipenem pivoxil HBr in all territories, except Japan, and certain other Asian countries, territories which are retained by our partner Meiji. We are responsible for execution and costs of the tebipenem HBr Phase 3 clinical trial in the United States. GSK is responsible for the execution and costs of regulatory and commercial activities for tebipenem HBr in the United States, as well as territories outside of the United States (not including the Meiji Territory (as defined below)).
•
Maximize the value of our pipeline through collaborations with other pharmaceutical companies. We may elect to pursue strategic collaborations with other pharmaceutical companies to leverage our pipeline. We believe it may be beneficial to develop and commercialize one or more of our product candidates through partnering opportunities. Such collaborations may include regional collaborations to advance our pipeline products, or product-specific deals.
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
•
Selectively expand our portfolio of product candidates for the treatment of rare infectious diseases. Since our inception, we have focused on identifying and developing antibiotics to treat bacterial infections, including MDR infections, and we are using our expertise to actively build and expand a portfolio of product candidates for the treatment of such infections where unmet need exists. In addition, we are leveraging our deep-rooted relationships in the academic, medical and corporate communities to identify and develop new and innovative therapies in other tangential disease areas. Assessing our product candidates relies on three principles: 1) unmet medical need, 2) novel mechanism to overcome current therapeutic challenges, and 3) convenience for patients.

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

SPR720 Agreements

Gates MRI Collaboration

In June 2019, we entered into a collaboration with the Bill and Melinda Gates Medical Research Institute (the “Gates MRI”), a nonprofit research institution wholly owned by the Bill and Melinda Gates Foundation, to develop SPR720 for the treatment of lung infections caused by Mycobacterium TB. In furtherance of the Gates MRI’s charitable purposes, we also granted the Gates MRI a no cost, exclusive license to develop, manufacture and commercialize SPR720 for the treatment of TB in low- and middle-income countries. The Gates MRI was to conduct and fund preclinical and clinical studies for the development of SPR720 against TB, as well as certain collaborative research activities performed by us. As of December 31, 2023, the Gates MRI completed its preliminary development plans for SPR720 and no further development work is planned, thus the relationship was concluded in the fourth quarter of 2023.

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

Tebipenem HBr Agreements

GSK License Agreement

On November 7, 2022, we closed the transactions contemplated by the GSK License Agreement, which was entered into on September 21, 2022. Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize tebipenem pivoxil and tebipenem HBr and products that contain tebipenem pivoxil and tebipenem HBr (the “GSK Licensed Products”) in all territories, except certain Asian countries previously licensed to Meiji (Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam (collectively, the “Meiji Territory”)) (the “GSK Territory”). If our license with Meiji is terminated, or if Meiji forfeits or loses its rights to develop, manufacture and commercialize tebipenem HBr and products that contain tebipenem HBr in any countries in the Meiji Territory, then GSK will have an exclusive first right to negotiate with us to add any such countries to the GSK Territory.

Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine, and GSK also invested $9.0 million in our common stock.

In July 2023, we received written agreement from the FDA, under a SPA, on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including AP. Under the terms of the GSK License Agreement, we received a $30.0 million development milestone payment during the third quarter of 2023.

In December 2023, we commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, we are entitled to receive a $95.0 million development milestone that is payable in four equal semi-annual installments. In February 2024, we received the first installment payment of $23.8 million for such development milestone.

Remaining potential payments are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
GSK's submission of a NDA with the FDA for tebipenem HBr	$25.0
Total commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales

In July 2023, we entered into Amendment 1 to the GSK License Agreement, which updated the technology transfer terms of the GSK License Agreement. In December 2023, we entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO. Under the terms of Amendment 2 we may receive up to an additional $4.3 million in tranched milestones based on activities in such country.

Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

We are responsible for the execution and costs of the Phase 3 clinical trial of tebipenem HBr. GSK is responsible for the execution and costs of any additional development, including additional Phase 3 trials, regulatory filings and commercialization activities for tebipenem HBr in the GSK Territory. We will also be responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr. A joint development committee has been established between GSK and us to coordinate and review development activities for tebipenem HBr in the United States.

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

We and our collaboration partners, including GSK, retain exclusive rights to commercialize tebipenem HBr throughout the world, except in Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, where Meiji will have exclusive rights to commercialize tebipenem HBr. With Meiji, we have established a joint development committee for the management of the development of tebipenem HBr, including any joint, cross-territory studies that may be undertaken by the parties, if any. In addition, the parties have established a joint commercialization committee to coordinate information sharing relative to the commercialization of tebipenem HBr.

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

Under the Meiji License, we have paid Meiji a one-time non-refundable upfront fee of $0.6 million, a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in our Phase 1 clinical trial of tebipenem HBr in October 2017 and a $1.0 million milestone payment upon submission of the NDA for tebipenem HBr in October 2021. We are obligated to pay Meiji future clinical and regulatory milestone payments up to an aggregate of $1.0 million and royalties of a low single-digit percentage based on net sales of tebipenem HBr. Additionally, we are obligated to pay Meiji a percentage of certain amounts received from any sublicensees, up to an aggregate of $7.5 million, of which we paid $6.6 million in the fourth quarter of 2022. Upon receipt of the $30.0 million milestone payment from GSK, we accrued the remaining $0.9 million in the third quarter of 2023. We recorded these amounts as research and development expenses in our consolidated statement of operations.

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

SPR206 Agreements

Cantab Agreements

In June 2016, we entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. (“CAI”) and New Pharma License Holdings Limited (“NPLH”). This agreement allows us to acquire NPLH and its intellectual property rights and assets relating to our polymyxin products, and our next-generation potentiating agents in particular. The intellectual property portfolio we acquired includes patents that cover SPR206 as well as other novel potentiating agents, polymyxin derivatives and other LPS or outer-membrane bacterial disrupting agents. In exchange for the acquisition of NPLH, we paid PBB upfront consideration in the amount of $0.3 million and also agreed to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.4 million as of December 31, 2023) upon the achievement of a specified commercial milestone. We also agreed to pay royalties of a low single-digit percentage based on net sales of products licensed under the agreement. In addition, Spero Cantab issued equity interest in Spero Cantab and entered into a subscription agreement and stockholders agreement with PBB. In July 2017, we repurchased PBB’s minority equity interest in Spero Cantab in exchange for a one-time non-refundable upfront fee of approximately $0.2 million and we also amended the Cantab Agreement to increase the contingent milestone payments to PBB by an aggregate of $0.1 million. The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Everest Medicines License Agreement

On January 4, 2019, we, through NPLH, entered into a license agreement (the “Original Everest License Agreement”) with Everest, which Original Everest License Agreement also included an option granted by our wholly-owned subsidiary, Spero Potentiator, Inc., a Delaware corporation. Under the terms of the Original Everest License Agreement, we granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (“Everest Licensed Products”) in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries, collectively referred to as the “Everest Territory.” We retained development, manufacturing and commercialization rights with respect to SPR206 and Everest Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Everest Licensed Products in the Everest Territory for use outside the Everest Territory. In addition to the license grant to SPR206, we granted Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture and commercialize SPR741 in the Everest Territory. For the reasons discussed above, following an evaluation of the potentiator product candidates, we discontinued the development of SPR741, effective January 1, 2020, and decided to move forward with SPR206 as our lead potentiator product candidate. In addition, on October 29, 2019, Everest notified us that it did not intend to exercise its option with respect to SPR741 under the Original Everest License Agreement. Accordingly, effective January 1, 2020, we no longer have any intellectual property rights with respect to SPR741 and we no longer have any obligations for the cost of maintaining such intellectual property.

Under the terms of the Original Everest License Agreement, we received an upfront payment of $3.0 million. We also received a milestone payment of $2.0 million in the fourth quarter of 2020 upon completion and delivery of the results of a clinical study.

On January 15, 2021, we entered into an amended and restated license agreement (the “Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that we could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that we may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. In addition, under the Amended Everest License Agreement, we assigned patents in the Everest Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, we are also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Everest Licensed Products in the Everest Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Everest Territory.

Everest is responsible for all costs related to developing, obtaining regulatory approval of and commercializing SPR206 and Everest Licensed Products in the Everest Territory, and is obligated to use commercially reasonable efforts to develop, manufacture and commercialize Everest Licensed Products, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee has been established between us and Everest to coordinate and review the development, manufacturing and commercialization plans with respect to Everest Licensed Products in the Everest Territory.

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

Pfizer License and Share Purchase Agreements

On June 30, 2021, we entered into a License Agreement (the “Pfizer License Agreement”) and a Share Purchase Agreement (the “Pfizer Purchase Agreement”) with Pfizer, Inc. (“Pfizer”). Under the terms of the Pfizer License Agreement, we granted Pfizer an exclusive royalty-bearing license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Pfizer Licensed Products”) globally with some territorial exceptions (the “Pfizer Territory”). The Pfizer Territory excludes the United States and the Asian markets previously licensed to Everest in the Everest Territory.

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

In September 2022, we received a $5.0 million payment from Pfizer in connection with the achievement of a regulatory milestone specified in the Pfizer License Agreement.

We are responsible for all costs related to developing and obtaining regulatory approval of SPR206 and Pfizer Licensed Products in the Pfizer Territory, with a focus on the European market, and are obligated to use commercially reasonable efforts, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee was established between Pfizer and us to coordinate and review the development, manufacturing and commercialization plans with respect to Pfizer Licensed Products in the Pfizer Territory. Pfizer is responsible for commercializing SPR206 and the Licensed Products in the Pfizer Territory.

Unless earlier terminated due to certain material breaches of the contract or by Pfizer’s convenience, or otherwise, the Pfizer License Agreement will expire on a jurisdiction-by-jurisdiction and licensed product-by-licensed product basis after ten years from the effective date. The Pfizer License Agreement will automatically renew for an additional ten-year term unless terminated.

Government Awards

Through December 31, 2023, we have committed funding support of up to an aggregate of $70.2 million in non-dilutive funding from BARDA and NIAID, and concluded awards from CARB-X, SBIR and the DoD, with the potential to receive a total of up to $99.3 million (inclusive of amounts we have already received) if certain options are exercised. The awards are subject to termination for convenience at any time by the granting government agency, and the granting government agency is not obligated to provide funding to us beyond the base period amounts from Congressionally approved annual appropriations. These awards are structured in the following manner:

•
BARDA award to support the further clinical development of tebipenem HBr. The BARDA award provides total reimbursement to us of up to $60.3 million for qualified expenses for tebipenem HBr development. The award initially committed funding of $15.7 million over a three-year base period from July 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to approximately $18.2 million. In January 2020, BARDA exercised its first option under the contract, committing $15.9 million for tebipenem HBr. In December 2023, BARDA extended the period of performance for the first contract option through December 31, 2025 and the contract was modified to include additional funding of $0.6 million for tebipenem HBr, increasing the amount of the first contract option to $16.5 million. As of December 31, 2023 the committed funding for the base period and first contract option under the BARDA award was $34.7 million.

There is a second option exercisable by BARDA for $12.7 million of funding, subject to the achievement of specified milestones under the award agreement and program direction. In January 2022, BARDA added, and exercised, a third option to the original award, increasing the total amount of committed funding by $12.9 million. In September 2022, remaining funding from the $12.9 million option was reprogrammed into a fourth contract option to support clinical trials for patients with cUTI, including AP. As of December 31, 2023 the total amount of committed funding under the BARDA award was $47.6 million and the total potential contract value was $60.3 million.

The Defense Threat Reduction Agency (“DTRA”) may provide up to $10.0 million in addition to the total potential $60.3 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing tebipenem HBr in these areas, we will not receive any funds directly from DTRA.

•
NIAID funding for SPR206. A NIAID contract for SPR206 awarded in 2016 provided for total development funding of up to $6.5 million over a base period and three option periods. To date, funding for the base period and the first two option periods, totaled $5.9 million before the contract was closed out in June 2021.

In May 2021, a new NIAID contract was awarded for SPR206 providing total development funding of up to $23.4 million, of which $7.1 million has been committed. The award initially committed funding of $2.1 million over a two-year base period from May 2021 to January 2023 for nonclinical, regulatory, and CMC activities. In December 2022, NIAID extended period of performance for the base period until August 16, 2023. In December 2022, the contract was modified to include additional funding of approximately $0.1 million, increasing the amount of base period committed funding to $2.2 million. In October 2022, NIAID exercised its first option under the contract, committing $4.0 million for SPR206 through April 2025. In June 2023, NIAID extended the period of performance for the base period until January 16, 2024 and in August 2023, the contract was modified to include additional funding of approximately $0.1 million increasing the amount of base period committed funding to $2.3 million. In August 2023, NIAID exercised its third option under the contract, committing $0.8 million for SPR206 through August 2024. In December 2023, the period of performance for the base period was extended through September 16, 2024.

•
DoD funding for SPR206. In July 2019, we were awarded a $5.9 million award from the DoD Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program, which supported, over a four-year period, the development of SPR206. The funding covered the costs of select Phase 1 pharmacology studies, a 28-day GLP NHP toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. As of December 31, 2023, all activities under this award were completed and this award was closed out.

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

NTM Pulmonary Disease Program (SPR720)

Our intellectual property portfolio for our DNA Gyrase Inhibitor program includes issued patents and a pending patent application directed to composition of matter for SPR720, a prodrug of SPR719. The SPR719 and SPR720 patents include patents to close analogs, novel solid forms, methods of manufacture for both compounds, and methods of treatment using SPR720 alone and in combination with other antibiotic compounds. All patents and patent applications in the portfolio are wholly owned by us. As of December 31, 2023, we owned 11 issued United States patents, 98 issued foreign patents, and one pending Patent Cooperation Treaty (“PCT”) application. The issued foreign patents are in a number of jurisdictions including the European Union and its member states, Argentina, Australia, Brazil, Canada, China, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, and Taiwan. Issued United States and foreign patents, and patents issuing from the pending PCT application, will have statutory expiration dates of January 2032, June 2032, July 2033 and October 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

Tebipenem HBr Oral Carbapenem (Tebipenem Pivoxil Hydrobromide)

Our tebipenem HBr program contains one issued and three pending United States patent applications, and 34 issued and 36 pending foreign patent applications covering novel solid forms of tebipenem pivoxil hydrobromide and novel pharmaceutical formulations of tebipenem pivoxil hydrobromide as of December 31, 2023, all wholly owned by us. The issued foreign patents are issued in Australia, Brazil, Canada, the Eurasian Patent Office ("EAPO"), which includes Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan and Turkmenistan, Indonesia, Israel, Japan, Mexico, New Zealand, South Korea, and South Africa. Foreign patent applications are pending in Australia, Brazil, Canada, China, Colombia, the European Patent Office, Egypt, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Singapore, Thailand, and Vietnam. United States and foreign patents covering our tebipenem pivoxil hydrobromide preparations will have statutory expiration dates of December 2037, February 2038, and November 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

In January 2021, the USPTO issued U.S. Patent No, 10,889,587, which is directed to the crystalline formulation of tebipenem HBr, our oral carbapenem in development for the treatment of cUTI and AP. This patent covers a crystalline form of tebipenem pivoxil HBr, pharmaceutical compositions of tebipenem pivoxil HBr and methods of use. The patent expires in February 2038.

Next-Generation Potentiator Product (SPR206)

The intellectual property portfolio for our next-generation polymyxin program contains patent applications and issued patents directed to a composition of matter for polymyxin-like compounds with different structural features, pharmaceutical compositions comprising the same, and methods of use for these novel compounds and compositions. As of December 31, 2023, we owned two United States patent and three pending United States patent applications, 64 foreign patents, and 26 pending foreign patent applications in a number of jurisdictions including Argentina, Australia, Brazil, Canada, China, Colombia, the European Patent Office, India, Israel, Japan, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, Taiwan, Ukraine and Venezuela. Issued United States or foreign patents and any patents issued from pending United States or foreign applications covering our next-generation polymyxin program will have a statutory expiration date of May 2034, March 2035, November 2035 or June 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

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

Russian and Eurasian Patent Office and Ukrainian Patents

Due to the war in Ukraine and sanctions between the United States and Russia, patents and patent applications in Russia, the Eurasian Patent Office ("EAPO") and Ukraine currently have an uncertain fate. Further, the Kremlin has stated it will no longer enforce patents held by businesses in “unfriendly” countries, in effect giving a royalty free license to all patents and patent applications filed by United States entities in Russia. Until the conflict with Ukraine ends, our Russian and EAPO patents will not be enforced.

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

We are developing tebipenem HBr as an oral antibiotic for use as a monotherapy for the treatment of resistant and MDR infections. If approved, there are a variety of available oral therapies for the treatment of cUTIs that we expect would compete with tebipenem HBr, such as levofloxacin, ciprofloxacin and trimethoprim/sulfamethoxazole and several antibiotics currently in clinical development for cUTI. We also expect that tebipenem HBr, if approved, would compete with future and current generic versions of marketed antibiotics. If approved, we believe that tebipenem HBr would compete effectively against these compounds on the basis of tebipenem HBr’s potential:

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with GLPs and other applicable regulations;
•
submission to the FDA of an IND which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”) before each trial may be initiated;
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
•
FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328), amended the FDCA to specify that nonclinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial along with the requirement to ensure that the data and results reported from the clinical trials are credible and accurate. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the criteria for determining subject eligibility, the dosing plan, the parameters to be used in monitoring safety, the procedure for timely reporting of adverse events, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB must review and approve the plan for any clinical trial before it commences at that institution.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, ADME and, if possible, to gain an early indication of its effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s PK and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

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

Congress recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, and to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information the FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.

Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials.

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or potentially animal studies to assess toxicity or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Results from one trial may not be predictive of results from subsequent trials. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA is submitted (pre-NDA meeting). Meetings at other times may also be requested. There are six types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. Type D meetings are focused on a narrow set of issues that may be critical to move a program forward, while so-called “INTERACT” meetings are intended for novel products and development programs that present unique challenges in early development.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person face-to-face, virtual face-to-face (video conference), or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the agency’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Acceptance of NDAs

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (the “PDUFA”), is substantial (for example, for fiscal year 2024 this application fee is over $4.0 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $416,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The application review process begins upon receipt of the application. The PDUFA time clock begins on the FDA receipt date except for products submitted under “The Program” (i.e., new molecular entity (“NME”) NDAs and original biologics license applications (“BLAs”)). For these applications, the PDUFA time clock begins 60 days after the application receipt date if the application is filed; however, the review timeline for all applications begins on the day of submission. The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Review of NDAs

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP.

Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a NME, and six months from the filing date for an application with “priority review”. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA target action date.

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

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance. It subsequently issued a complementary draft guidance on demonstrating substantial evidence of effectiveness based on one adequate and well-controlled clinical investigation plus confirmatory evidence in September 2023. Together these two FDA guidance documents provide additional information for industry on the flexibility in the amount and type of evidence needed to establish the effectiveness of new drug products.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an extension to respond and resubmit. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

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

FDA Expedited Review Programs

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation, QIDP designation, and priority review designation. The purpose of these programs is to make important new drugs available to patients earlier than under standard FDA review procedures.

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

In addition, with the enactment of the FDA Safety and Innovation Act ("FDASIA") in 2012, Congress created a regulatory program for therapeutic candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Finally, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an NDA for a NME from the date of filing.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, Congress recently provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these recent amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on the FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for drug products being considered and approved under the accelerated approval program are subject to prior review by the FDA. Lawmakers, FDA officials, and other stakeholders have recently been evaluating the accelerated approval program and have proposed potential reforms to improve certain aspects. Scrutiny of the accelerated approval pathway is likely to continue and may lead to legislative and/or administrative changes in the future.

Special Protocol Assessment

A company may reach an agreement with FDA under the SPA process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim. Under the FDCA and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the clinical trial begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and FDA agree to the change in writing, or if the clinical trial sponsor fails to follow the protocol that was agreed upon with the FDA.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Certain modifications to the product, including changes in indications or manufacturing processes or facilities, may require the applicant to develop additional data or conduct additional nonclinical studies and clinical trials to support the submission to FDA. There also are continuing, annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including, but not limited to, Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA") which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act (the "DSCSA"), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandated phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that culminated in November 2023. However, the FDA announced a one-year stabilization period, until November 2024, to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

If the follow-on applicant does not challenge the innovator’s listed patents, the FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the follow-on applicant.

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

The FDCA also provides for a period of three years of data exclusivity if an NDA or NDA supplement includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for follow-on versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.

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

Qualified Infectious Disease Product Exclusivity

Under the GAIN Act, the FDA may designate a qualified product as a QIDP. In order to qualify for designation as a QIDP, the drug product candidate must be an antibiotic or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (i) an antibiotic or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (ii) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA. We obtained a QIDP designation for the oral formulation of tebipenem HBr for cUTI in November 2016 and for CABP and DFI in April 2017. We were granted QIDP designation by the FDA for SPR206 in October 2018 for the treatment of cUTI and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP). In February 2019, we were granted QIDP designation for SPR720 capsule for oral use for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by Mycobacterium TB.

In addition to the expedited review benefits for which a QIDP-designated drug candidate may be eligible, such a drug that is approved for the use for which the QIDP designation was granted will receive a five-year extension to any non-patent marketing exclusivity period for which the drug qualified upon approval, such as five-year NCE exclusivity, three-year new clinical data exclusivity, seven-year orphan exclusivity, or six-month pediatric exclusivity. This so-called GAIN exclusivity extension is not available to a QIDP-designated drug that has previously received the five-year extension period, such as when an applicant is seeking approval for a new indication or new strength of an FDA-approved and commercially marketed drug.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that for seven years, the FDA may not approve any other marketing applications for the same drug for the same indication, except under limited circumstances described further below. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different conditions. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve different drugs for use in treating the same indication or disease, which could create a more competitive market for our drug products, if approved for marketing in the future. Additionally, if a drug designated as an orphan product receives marketing approval for an indication broader than what was designated, it may not be entitled to orphan drug exclusivity. Recent court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations. Congress may also act to amend the law in this area at some point in the future.

Orphan exclusivity will not bar approval of another product with the same drug for the same condition under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or a major contribution to patient care, or if the company with orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease or condition for which the drug was designated. The FDA is now required to publish a summary of the clinical superiority findings when a drug is eligible for orphan product exclusivity on the basis of a demonstration of clinical superiority.

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

Before clinical trials may be conducted in any EU Member State, a sponsor must submit a clinical trial authorization application (“CTA”), which must be approved in each country in which the sponsor intends to perform a clinical trial. The procedure for submitting a CTA was set forth in an existing EU Clinical Trial Directive. However, the way clinical trials are conducted in the EU underwent a major change when the Clinical Trial Regulation became effective, which occurred on January 31, 2022. The Regulation harmonizes the assessment and supervision processes for clinical trials throughout the EU, via an EU portal and database. Under the EU Clinical Trials Regulation, a harmonized assessment and supervision processes was implemented as of January 31, 2022 for clinical trials throughout the EU, via a Clinical Trials Information System (“CTIS”). The CTIS contains the centralized EU portal and database for clinical trials conducted in the EU and will allow for a centralized review process. This harmonized submission process became mandatory for new CTA submissions as of February 1, 2023. For ongoing clinical trials, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. We will continue to evaluate the potential impacts on our business of the Trade and Cooperation Agreement and guidance issued to date by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) regarding the requirements for licensing and marketing medicinal products and drugs in the United Kingdom. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. More recently, in March 2023, the UK government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is expected to apply as of January 1, 2025 and will change the existing system under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the UK. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the UK (i.e., Great Britain and Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.

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

In April 2023, the European Commission issued a proposal that will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union.

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

In addition, the containment of healthcare costs has become a priority for federal and state governments, and the prices of drugs have been a focus in this effort. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers ("PBMs") and other members of the health care and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.

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

Medicaid is a health insurance program for low-income children, families, pregnant women, and people with disabilities that is jointly funded by the federal and state governments but administered by the states. In general, state Medicaid programs are required to cover drugs of manufacturers that have entered into a Medicaid Drug Rebate Agreement, although such drugs may be subject to prior authorization or other utilization controls.

The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the ACA, among other things, contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, an extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services ("DHHS") as a condition for states to receive federal matching funds for manufacturers’ outpatient drugs furnished to Medicaid patients. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020, incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price ("ASP") to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties. The American Rescue Plan Act of 2021 also included a provision that eliminated the statutory cap on rebates that drug manufacturers pay to Medicaid. Beginning in January 2024, Medicaid rebates are no longer be capped at 100 percent of the quarterly average manufacturer price (“AMP”).

In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (“IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of health care. Individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (“PDABs”). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits.

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
•
The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created new federal, civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
The Physician Payments Sunshine Act, enacted as part of the ACA, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician health care practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
•
State and federal consumer protection laws, including the Federal Trade Commission Act, govern the collection, use, disclosure and protection of health and other personal information and could apply to our operations and the operations of our collaborators; and
•
Analogous state laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws which require the registration of pharmaceutical sales representatives; and state laws and non-United States laws and regulations that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Healthcare Reform

Healthcare Trends Affecting Pharmaceutical Pricing, Reimbursement and Access

In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory policy proposals focused on controlling pharmaceutical pricing. Key issues include:

•
Proposals to alter to how Medicare Part B and Part D drugs are priced and roles of the CMS in controlling growth rates, coverage, and access;
•
Proposals related to the Medicare drug benefit and the role and application of manufacturer and pharmacy rebates;
•
Proposals to disclosure proprietary information related to price setting, price increases and associated manufacturing and marketing expenses;
•
Proposals to reduce patent and non-patent exclusivity periods; and
•
State-level policy regarding pricing, access and rebates.

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

Human Capital

As of December 31, 2023, we had 46 employees, including a total of 12 employees with M.D. or Ph.D. degrees. Of these employees, 30 employees were primarily engaged in research and development activities, and 16 provide administrative, business and operations support. All of these employees were based in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

We hire and maintain an experienced, committed, diverse, inclusive and highly motivated workforce. Effective attraction, development, and retention of human resource talent, or human capital, is vital to the success of our mission-driven growth strategy. We face a competitive market for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants to our company and retain our employees, we offer a competitive rewards package consisting of base salary and cash target bonus, a comprehensive benefits package and equity compensation.

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

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K, including the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected, and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards (“IRBs”) responsible for overseeing such trials, by the Data Safety Monitoring Board (“DSMB”) if any, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or changes in governmental regulations or administrative actions.

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

Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. In the future, we will be required to submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates or what specific information FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an IRB, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If any of our other product candidates are associated with serious or unexpected adverse events or undesirable side effects, the FDA, the IRBs responsible for overseeing our studies, or a DSMB, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
•
regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or impose use restrictions;
•
regulatory authorities may require one or more post-market studies to monitor the safety and efficacy of the product;
•
we may be required to implement a REMS, which may include the creation of a medication guide outlining the risks of such side effects for distribution to patients or restrictions on distribution;
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
•
limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved REMS;
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

If we or our collaborators are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing any of our product candidates if such product candidates are approved.

To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource those functions to third parties. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we or our collaborators are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

If we or our collaborators do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

Our internal computer systems, or those of our contract research organizations or other contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our product development programs, and could subject us to liability.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, malware, including ransomware, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. Our measures to prevent, respond to, and minimize such risks may be unsuccessful. While we have not, to our knowledge, experienced any significant system failure, accident or material cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations, as well as our financial condition. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such a loss could also expose us to regulatory enforcement, civil liability and reputational damage. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, in addition to incurring liability, the further development of our product candidates could be delayed or our competitive position could be compromised. Additionally such disruptions or cybersecurity incidents could result in enforcement actions by United States or foreign regulatory authorities, regulatory penalties, and other legal liabilities such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, all of which could harm our business and operations.

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.

We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act (“CCPA”), which went into effect in January of 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally in 2020, California voters passed the California Privacy Rights Act (“CPRA”), which went into full effect on January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy framework called the General Data Protection Regulation ("GDPR") , which took effect in May 2018 and governs the collection and use of personal data in the European Union, including by companies outside of the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. That could require us to incur significant expenses, which could significantly affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.

We or third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business, financial condition and results of operations could be adversely affected.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic or other events beyond our control occurred that prevented us from using all or a significant portion of our office, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013 through 2022. Our net income was $22.8 million during the year ended December 31, 2023. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of December 31, 2023, we believe that our cash runway will be sufficient to fund us into late 2025. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of December 31, 2023, we believe that our cash runway will be sufficient to fund us into late 2025. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170) with the SEC on March 11, 2021, which was declared effective on March 29, 2021, and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the Controlled Equity Offering Sales Agreement (“Sales Agreement”) that we entered into with Cantor Fitzgerald & Co. (“Cantor”). The 2021 Form S-3 will expire on March 29, 2024. Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement.

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

As of December 31, 2023, we had United States federal, state and foreign net operating loss carryforwards ("NOLs") of $94.7 million, $90.9 million and $4.6 million, respectively. All Federal NOLs can be carried forward indefinitely. The state NOLs begin to expire in 2033 and will expire at various dates through 2043. The foreign NOLs do not expire. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These state NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We recently completed a Section 382 study and concluded that we underwent several ownership changes as defined by the Code, the last of which occurred during the year ended December 31, 2018. Any carryforwards that will expire prior to utilization were removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Future ownership changes may limit our ability to utilize remaining tax attributes.

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

We and certain of our current and former executive officers have been named as defendants in two initiated lawsuits, which were ordered consolidated, that could result in substantial costs and divert management’s attention.

We, and certain of our executive officers, were named as defendants in two purported class action lawsuits that generally allege that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the NDA for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the NDA for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. We filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

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

We have and may continue to seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 14 (“License, Collaboration and Service Agreements”) to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and applicable regulatory requirements. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our GLP-compliant nonclinical studies and clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions also require us to comply with standards, commonly referred to as good clinical practices for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCP standards, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot make assurances that, upon inspection, the FDA will determine that any of our clinical trials comply with GCP. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine, a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023, and are entitled to receive a $95.0 million development milestone that is payable in four equal semi-annual installments. Remaining potential payments are milestone based and are (i) approximately $25.0 million in payments for the achievement of development milestones, (ii) up to $150.0 million in commercial milestone payments, (iii) up to $225.0 million in sales milestone payments, and (iv) tiered low single-digit to low double-digit royalties (if sales exceed $1.0 billion) tiered on net sales of GSK Licensed Products in the GSK Territory.

We are responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK is responsible for the execution and costs of additional further development, including Phase 3 regulatory filing and commercialization activities for tebipenem HBr in the balance of the GSK Territory outside of the United States. We will also be responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr.

If we fail to comply with our obligations to Meiji, GSK, or any of our other partners, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

United States government agencies such as the DHHS and the Defense Contract Audit Agency (the "DCAA") routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

Due to the war in Ukraine and sanctions between the United States and Russia, patents and patent applications in Russia, the EAPO and Ukraine currently have an uncertain fate. Unless the conflict with Ukraine ends quickly it is unlikely our Russian and EAPO patent and patent applications will remain in effect. Ukraine is currently under martial law and not processing patent applications. It is expected all patent deadlines in Ukraine will be extended.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of December 31, 2023, we have two registered United States trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

While we have negotiated a SPA agreement with the FDA relating to our pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including AP, this agreement does not guarantee approval of tebipenem HBr or any other particular outcome from regulatory review of the clinical trial or the product candidate.

On July 31, 2023, the Company announced that it received written agreement from the FDA, under a SPA, on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including AP. The FDA’s SPA process is designed to allow the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy, among other eligible protocols. Upon specific written request by a clinical trial sponsor, the FDA will evaluate the planned protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis. The FDA ultimately assesses whether the protocol design and planned analysis of the trial adequately address scientific and regulatory requirements for the particular purposes identified by the sponsor, which in this case was that the PIVOT-PO protocol can be considered an adequate and well-controlled study in support of our future resubmission of the tebipenem HBr marketing application. All agreements between the FDA and the sponsor regarding an SPA must be clearly documented in writing, either in the form of an SPA letter or minutes of a meeting between the sponsor and the FDA at which the SPA agreement was reached.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate, it may face competition from generic products earlier or more aggressively than anticipated, depending upon how well our future products perform in the United States prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved RLD, and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD.

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

In order to market and sell our product candidates in the European Union and many other jurisdictions, we or our partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Further, in April 2023, the European Commission issued a proposal to revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union. The time required to obtain approval from regulatory authorities in other countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our partners may not obtain approvals from regulatory authorities outside the United States on a timely basis or at all.

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
•
HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or for making any false statements relating to healthcare matters; as in the case of the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute in order to have committed a violation;
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
•
the federal Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the DHHS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•
state and federal consumer protection laws, including the Federal Trade Commission Act, govern the collection, use, disclosure and protection of health and other personal information and could apply to our operations and the operations of our collaborators; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to implement compliance programs and to track and report gifts, compensation and other remuneration provided to physicians, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information. State laws also govern the privacy and security of health information in some circumstances, and many such state laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. There have been several United States Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.

Further, in August 2022, President Biden signed into the law the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, including with its publication of the first list of 10 Medicare Part D drugs for negotiation in September 2023 and entering into agreements to conduct negotiations with the relevant manufacturers of those selected drugs in October 2023. However, the impact of this program on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

Legislative and regulatory proposals also have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the effect of such changes on the marketing approvals of our product candidates, if any, may be.

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

Additionally, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, which includes a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s ASP to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

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

As of December 31, 2023, all of our previously issued Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred stock has been converted into shares of our common stock. If any future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 ("Section 404") and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain a "smaller reporting company" ("SRC") and non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we do not meet the definition of a SRC and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We could continue to qualify as a SRC and non-accelerated filer if the market value of our common stock held by non-affiliates is below $75.0 million (or $700.0 million if our annual revenue is less than $100.0 million) as of June 30 in any given year.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the critical importance of maintaining the trust and confidence of customers, clients, patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including events perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, which includes regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including network and endpoint monitoring, audits, vulnerability assessments, penetration testing and threat modeling to inform our risk identification and assessment. We also work with trusted third-party information security providers to deploy technologies designed to detect any unusual activities in our systems, attempts to access our systems, and guard against other security threats. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Head of Information Technology (“IT”).

We also identify our cybersecurity threat risks by comparing our processes to industry standards, as well as by engaging experts to attempt to infiltrate our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

•
monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•
through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•
employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;
•
provide training for our employees regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;
•
leverage incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•
carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation. As part of our processes, we regularly engage with consultants, auditors and other third parties, including having a third-party review our cybersecurity program to help identify areas for continued focus, improvement and compliance. Our incident response plan requires that suspected cybersecurity incidents are promptly reported to our Controller and Chief Human Resource Officer and includes an escalation path to our Chief Executive Officer, executive leadership team, and board of directors.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our internal computer systems, or those of our contract research organizations or other contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our product development programs, and could subject us to liability,” which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. In general, our board of directors oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Our board of directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and our board of directors has authorized our audit committee to oversee risks from cybersecurity threats.

Our audit committee receives updates from management of our cybersecurity threat risk management and strategy processes. The audit committee receives information regarding current and emerging material cybersecurity threat risks and our ability to mitigate those risks. Our board of directors receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Head of IT. This individual has over ten years of information technology and cybersecurity work experience. This risk management team member is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. This risk management team member reports to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters.

Item 2. Properties.

Our headquarters are located in Cambridge, Massachusetts, where we lease approximately 23,400 square feet of office space. Our lease extends through July 2027. We believe that our existing facilities will be sufficient to meet our current needs.

Item 3. Legal Proceedings.

Two putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the NDA for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. We filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

A stockholder derivative action was filed against us, as nominal defendant, and certain of our officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023, and stayed by party agreement pending outcome of the Motion to Dismiss the class action on November 20, 2023. A second stockholder derivative action was filed against us, as nominal defendant, and certain of our officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcomes or reasonably estimate a range of possible loss at this time.

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

Holders of Record

As of March 8, 2024, we had approximately eight stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and and diseases caused by MDR bacterial infections with high unmet need. Our wholly-owned lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of NTM pulmonary disease, a rare orphan disease. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for NTM pulmonary disease in treatment-naïve and treatment-experienced and non-refractory patients. Our partner-directed programs consist of tebipenem HBr and SPR206. Tebipenem HBr is designed to be the first oral carbapenem-class antibiotic for use to treat cUTIs, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. SPR206 is an IV-administered antibiotic that has shown activity in preclinical studies against MDR Gram-negative pathogens, including carbapenem-resistant Enterobacterales, Acinobacter baumannii and Pseudomonas aeruginosa. We are developing SPR206 to treat MDR Gram-negative bacterial infections in the hospital setting.

We believe that our novel product candidates, if successfully developed and approved, could provide meaningful benefits to patients suffering from serious rare orphan diseases and life-threatening bacterial infections, in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception through 2022. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2023, we had an accumulated deficit of $391.1 million, and cash and cash equivalents of $76.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our current operating plans, we believe that our cash runway will be sufficient to fund us into late 2025. During this period, we plan to prioritize advancing SPR720 to key Phase 2 milestones, advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and advancing SPR206 Phase 2 activities contingent on obtaining non-dilutive financing. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs.

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

Restructuring

In light of our prior decision to suspend commercialization activities for tebipenem HBr and our strategic restructuring, as announced in May 2022, our operating expenses were substantially reduced during the year ended December 31, 2022. We expect to continue to incur research and development and general and administrative expenses in 2024 to support activities under our subsequently announced GSK License Agreement that closed in November 2022. In connection with our restructuring, during the year ended December 31, 2022 we incurred approximately $11.6 million of costs in connection with the reduction in workforce related to severance pay and other restructuring costs. We incurred the majority of the costs associated with our restructuring during the second quarter of 2022. As of December 31, 2023, all of these costs were paid.

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

Income Taxes

We have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2023, we had federal and state net operating loss carryforwards of $94.7 million and $90.9 million, respectively, which may be available to offset future income tax liabilities. All federal NOLs can be carried forward indefinitely. The state NOLs begin to expire in 2033 and will expire at various dates through 2043. In addition, as of December 31, 2023, we had foreign net operating loss carryforwards of $4.6 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $6.0 million and $2.1 million, respectively, which begin to expire in 2033 and 2028, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Revenue Recognition - GSK License Agreement

In determining the accounting treatment for the GSK License Agreement, we developed assumptions to determine the stand-alone selling price for each performance obligation in the contract. We developed the estimated standalone selling price for the license using a discounted cash flow model. To develop this model, we applied significant judgment in the determination of the significant assumptions relating to forecasted future revenues, development timelines, the discount rate, and probabilities of technical and regulatory success. We developed the estimated standalone selling price for the research and development services using a discounted cash flow model. The assumptions to develop the estimated standalone selling price for the related research and development services include estimates of costs to be incurred to fulfill its obligations associated with the performance of the research and development services, plus a reasonable margin.

When an arrangement contains payment terms that are extended beyond one year, a significant financing component may exist. We assessed our revenue-generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does exist in certain arrangements. The significant financing component is calculated as the difference between the stated value and present value of the milestones payable and is recognized as interest income over the extended payment period. Judgment is used in determining: (1) whether the financing component in a license agreement is significant and, if so, (2) the discount rate used in calculating the significant financing component.

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

Share-Based Compensation

We issue stock-based awards to employees and directors in the form of stock options and restricted stock units. We measure and recognize compensation expense for our stock-based awards granted to our employees and directors based on the estimated grant date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“ASC 718”), Compensation—Stock Compensation. We determine the fair value of restricted stock units based on the fair value of our common stock. We measure all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model, and we recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options and performance-based awards, the risk-free interest rate for a period that approximates the expected term of our common stock options and performance-based awards, and our expected dividend yield. We have also granted certain awards with performance-based criteria.

Restructuring

We made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including one-time termination benefits and other exit costs accounted for upon the announcement of our restructuring in May 2022. Restructuring charges are reflected in our consolidated statements of income.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change
Revenues:
Grant revenue	$7,046	$4,930	$2,116
Collaboration revenue - related party	95,802	46,076	49,726
Collaboration revenue	933	2,503	(1,570)
Total revenues	103,781	53,509	50,272

Operating expenses:
Research and development	51,440	47,593	3,847
General and administrative	25,554	36,483	(10,929)
Impairment of long-term asset	5,306	—	5,306
Restructuring	—	11,630	(11,630)
Total operating expenses	82,300	95,706	(13,406)
Income (loss) from operations	21,481	(42,197)	63,678
Other income (expense):
Interest income	3,937	1,106	2,831
Other income (expense), net	(14)	(55)	41
Interest expense related to the sale of future royalties	—	(2,605)	2,605
Loss on extinguishment of liability related to the sale of future royalties	—	(3,581)	3,581
Change in fair value of derivative liability	—	917	(917)
Total other income (expense), net	3,923	(4,218)	8,141
Net income (loss) before income taxes	25,404	(46,415)	71,819
Income tax expense	(2,598)	—	(2,598)
Net income (loss)	$22,806	$(46,415)	$69,221

Grant Revenue

	Year Ended December 31,
	2023	2022	$ Change
BARDA Contract (Tebipenem HBr)	$4,361	$2,178	$2,183
NIAID Contract (SPR206)	2,685	1,736	949
DoD Agreement (SPR206)	—	1,016	(1,016)
Total revenue	$7,046	$4,930	$2,116

Grant revenue recognized during 2023 and 2022 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during 2023 was primarily due to an increase of $2.2 million in funding under our BARDA contract for tebipenem HBr and an increase of $0.9 million in qualified expenses incurred under our NIAID award relating to SPR206, partially offset by a decrease funding of $1.0 million under our DoD agreement relating to SPR206.

Collaboration Revenue - Related Party

During the years ended December 31, 2023 and 2022, collaboration revenue - related party related to revenue recognized under the GSK License Agreement. During the year ended December 31, 2023, we recognized $95.8 million in collaboration revenue - related party, of which $21.2 million was recognized upon achievement of the $30.0 million milestone under the GSK License Agreement and $64.7 million upon achievement of the $95.0 million milestone under the GSK License Agreement. During the year ended December 31, 2022 we recognized collaboration revenue - related party of $46.1 million.

Collaboration Revenue

During the year ended December 31, 2023 we recognized $0.9 million in collaboration revenue related to our agreement with Pfizer. During the year ended December 31, 2022 we recognized collaboration revenue of $1.8 million related to our agreement with Pfizer and $0.7 million related to milestones earned under our agreement with Everest.

Research and Development Expenses

	Year Ended December 31,
	2023	2022	$ Change
Direct research and development expenses by program:
SPR720	$13,031	$2,793	$10,238
Tebipenem HBr	16,695	17,064	(369)
SPR206	3,240	4,424	(1,184)
Unallocated expenses:
Personnel related (including share-based compensation)	13,788	18,918	(5,130)
Facility related and other	4,686	4,394	292
Total research and development expenses	$51,440	$47,593	$3,847

Direct costs related to our SPR720 program increased by $10.2 million during 2023 compared to 2022, due to increased clinical activity during the period related to our ongoing Phase 2a clinical trial of SPR720, which we initiated in the fourth quarter of 2022. We expect to continue to incur direct costs related to SPR720 as we continue to screen and enroll patients and progress clinical activities.

Direct costs related to our tebipenem HBr program decreased by $0.4 million during 2023 compared to 2022 as we progressed clinical and preclinical activities related to our PIVOT-PO Phase 3 trial of tebipenem HBr, which we initiated in the fourth quarter of 2023. We expect to continue to incur direct costs related to tebipenem HBr as we continue to progress PIVOT-PO. During the years ended December 31, 2023 and 2022, direct costs related to tebipenem HBr included $0.9 million and $6.6 million paid to Meiji, respectively, as a percentage of certain amounts received from any sublicensees, out of the $7.5 million we were obligated to pay under the Meiji License.

Direct costs related to our SPR206 program decreased by $1.2 million during the year ended December 31, 2023, primarily due to decreased preclinical activity and expenses associated with formulation development, manufacturing process and manufacturing of clinical trial material during the period. We expect to continue to incur direct costs related to SPR206 as we progress preclinical and clinical activities.

The decrease in personnel-related costs of $5.1 million was primarily due to decreased research and development headcount costs related to our strategic restructuring. Personnel-related costs for the years ended December 31, 2023 and 2022 included share-based compensation expenses of $2.7 million and $3.7 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Year Ended December 31,
	2023	2022	$ Change
Personnel related (including share-based compensation)	$15,324	$20,433	$(5,109)
Professional and consultant fees	8,151	12,140	(3,989)
Facility related and other	2,079	3,910	(1,831)
Total general and administrative expenses	$25,554	$36,483	$(10,929)

The decrease in personnel-related costs of $5.1 million was primarily a result of decreased headcount costs in our commercial and general and administrative functions as a result of our strategic restructuring. Personnel-related costs for the years ended December 31, 2023 and 2022 included share-based compensation expense of $5.3 million and $5.4 million, respectively.

The decrease in professional and consultant fees of $4.0 million was primarily due to decreased commercial operation expenses, offset by legal and consulting expenses incurred during the year ended December 31, 2023.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Impairment of Long-Term Asset

In 2023, we concluded that we have no future use for the Savior facility (further described in Note 14 – License, Collaboration and Service Agreements to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K). As such, we fully impaired this long-term asset and recorded an impairment expense of $5.3 million on the consolidated statement of operations during the year ended December 31, 2023.

Income Tax Expense

During the year ended December 31, 2023, we recorded $2.6 million of income tax expense primarily related to a change in estimate with respect to the tax treatment of the GSK License Agreement.

Restructuring

During the year ended December 31, 2022, we incurred restructuring expenses of $11.6 million related to our strategic restructuring that we announced in May 2022. Restructuring expenses for the period were primarily comprised of $8.6 million of severance and other employee costs and $3.0 million of discontinuation costs such as contract termination fees and lease impairment expenses. For further information, refer to Note 10 – Restructuring to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Other Income (Expense), Net

Other income (expense), net was $3.9 million during 2023, compared to $(4.2) million during 2022. Total other income for the year ended December 31, 2023 included $3.9 million of interest income, offset by fluctuations in unrealized foreign currency. Total other expense for the year ended December 31, 2022 included $2.6 million in interest expense related to the sale of future royalties, $3.6 million in loss on extinguishment of liability related to the sale of future royalties and net immaterial changes primarily due to fluctuations in unrealized foreign currency gains, offset by a $0.9 million net change in derivative liability and $1.1 million in interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. As of December 31, 2023, we had cash and cash equivalents of $76.3 million.

Below is a summary of some of the items impacting our liquidity and capital resources in 2023:

•
In July 2023, we received written agreement from the FDA, under a SPA, on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including AP. Under the terms of the GSK License Agreement, we received a $30.0 million development milestone payment during the third quarter of 2023.
•
During the year ended December 31, 2023, we sold 144,476 shares of our common stock under the Sales Agreement at an average price of approximately $1.58 per share for aggregate gross proceeds of approximately $0.2 million prior to deducting sales commissions.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Cash used in operating activities	$(32,995)	$(7,731)
Cash provided by investing activities	—	33,807
Cash provided by (used in) financing activities	221	(29,553)
Net increase (decrease) in cash and cash equivalents	$(32,774)	$(3,477)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $33.0 million, primarily resulting from our net income of $22.8 million, adjusted for net non-cash items of $14.6 million (primarily due to stock-based compensation and asset impairment). Net cash used by our operating assets and liabilities was $70.4 million and consisted primarily of a $95.7 million increase in our related party collaboration receivable, $29.0 million net increase in deferred revenue and a decrease of $1.7 million in accrued expenses and accounts payable.

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

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to the advancement of our development programs, the timing of vendor invoicing and payments and write-offs during the second quarter of 2022 related to our strategic restructuring. Changes in deferred revenue are primarily related to the GSK License Agreement and our license agreement with Pfizer. Changes in collaboration receivable related to the GSK License Agreement.

Investing Activities

We did not undertake any investing activities during the year ended December 31, 2023.

Net cash provided by investing activities for the year ended December 31, 2022 was $33.8 million, primarily related to the maturities of marketable securities of $60.8 million, offset by purchases of marketable securities of $27.0 million.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2023 was $0.2 million, due to the $0.2 million net sales of common stock under our Sales Agreement.

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

As of December 31, 2023, we had cash and cash equivalents of $76.3 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our current operating plans, we believe that our cash runway will be sufficient to fund us into late 2025.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, government funding, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. There is ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, including relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	6,576	1,718	4,858	1,156	—
Total	$6,576	$1,718	$4,858	$1,156	$—

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

Under our license agreement with Meiji, we are obligated (i) to make future milestone payments of up to $1.0 million upon the achievement of specified clinical and regulatory milestones for tebipenem HBr and (ii) to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

Under an agreement we entered into with PBB, we are obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical milestones and a payment of £5.0 million ($6.4 million as of December 31, 2023) upon the achievement of a specified commercial milestone for SPR206. In addition, we have agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023, we had cash and cash equivalents of $76.3 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. We did not have any assets classified as marketable securities as of December 31, 2023. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the United States dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spero Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of convertible preferred shares and stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

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

External Research and Development Costs

As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. The Company’s research and development expense for the year ended December 31, 2023 was $51.4 million, a significant portion of which relates to external research and development costs. Management recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs.

The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing external research and development costs on a sample basis, by obtaining and inspecting source documentation such as the underlying contract research organization and contract manufacturing organization agreements, purchase orders, invoices received, and information received from certain third-party service providers, where applicable.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 13, 2024

We have served as the Company’s auditor since 2016.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit, share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$76,333	$109,107
Collaboration receivable, current - related party	49,152	—
Other receivables	1,545	1,084
Prepaid expenses and other current assets	4,178	3,379
Total current assets	131,208	113,570
Property and equipment, net	2	368
Operating lease right-of-use assets	4,155	5,124
Collaboration receivable, non-current - related party	46,590	—
Other assets	435	5,740
Total assets	$182,390	$124,802

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,378	$617
Accrued expenses and other current liabilities	6,557	8,973
Operating lease liabilities	1,718	1,690
Income taxes payable	387	—
Deferred revenue, current	2,132	4,149
Deferred revenue, current - related party	24,981	6,220
Total current liabilities	37,153	21,649
Non-current operating lease liabilities	3,825	4,957
Deferred revenue, non-current	10,825	9,741
Deferred revenue, non-current - related party	23,606	12,425
Other long-term liabilities	87	96
Total liabilities	75,496	48,868
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2023 and 2022; 52,999,680 shares issued and outstanding as of December 31, 2023 and 52,456,195 shares issued and outstanding as of December 31, 2022	53	52
Additional paid-in capital	497,913	489,760
Accumulated deficit	(391,072)	(413,878)
Accumulated other comprehensive income (loss)	—	—
Total stockholders' equity	106,894	75,934
Total liabilities and stockholders' equity	$182,390	$124,802

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Grant revenue	$7,046	$4,930
Collaboration revenue - related party	95,802	46,076
Collaboration revenue	933	2,503
Total revenues	103,781	53,509

Operating expenses:
Research and development	51,440	47,593
General and administrative	25,554	36,483
Impairment of long-term asset	5,306	—
Restructuring	—	11,630
Total operating expenses	82,300	95,706
Income (loss) from operations	21,481	(42,197)
Other income (expense):
Interest income	3,937	1,106
Other income (expense), net	(14)	(55)
Interest expense related to the sale of future royalties	—	(2,605)
Loss on extinguishment of liability related to the sale of future royalties	—	(3,581)
Change in fair value of derivative liability	—	917
Total other income (expense), net	3,923	(4,218)
Net income (loss) before income taxes	25,404	(46,415)
Income tax expense	(2,598)	—
Net income (loss)	$22,806	$(46,415)

Net income (loss) per share attributable to common stockholders, basic	$0.43	$(1.23)
Net income (loss) per share attributable to common stockholders, diluted	$0.43	$(1.23)

Weighted average common shares outstanding, basic:	52,703,467	37,585,075
Weighted average common shares outstanding, diluted:	52,989,030	37,585,075

Comprehensive income (loss):
Net income (loss)	22,806	(46,415)
Other comprehensive gain (loss):
Unrealized gain on marketable securities	—	2
Net unrealized gains (losses) on securities	—	2
Total comprehensive income (loss)	$22,806	$(46,413)

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND

STOCKHOLDERS’ EQUITY

(In thousands, except unit and share amounts)

	Series A, B, C and D				Additional		Accumulated	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	3,218,152	3	32,393,738	32	455,719	(367,463)	(2)	88,289
Issuance of common stock upon the exercise of stock options	—	—	56,120	—	420	—	—	420
Issuance of common stock upon the vesting of restricted stock units and performance stock units	—	—	226,043	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	5,963,294	7	14,227	—	—	14,234
Issuance of common stock under GSK Share Purchase Agreement, net of discount of $1.3 million	—	—	7,450,000	7	10,271	—	—	10,278
Conversion of convertible preferred stock to common stock	(3,218,152)	(3)	6,367,000	6	—	—	—	3
Share-based compensation expense	—	—	—	—	9,123	—	—	9,123
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	2	2
Net income (loss)	—	—	—	—	—	(46,415)	—	(46,415)
Balances at December 31, 2022	—	—	52,456,195	52	489,760	(413,878)	—	75,934
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units and performance stock units	—	—	399,009	1	—	—	—	1
Issuance of common stock, net of issuance costs	—	—	144,476	—	221	—	—	221
Share-based compensation expense	—	—	—	—	7,932	—	—	7,932
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	22,806	—	22,806
Balances at December 31, 2023	—	—	52,999,680	53	497,913	(391,072)	—	106,894

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$22,806	$(46,415)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	367	869
Non-cash lease cost	969	678
Impairment of assets	5,306	635
Share-based compensation	7,932	9,123
Unrealized foreign currency transaction (gain) loss	—	10
Accretion of premium (discount) on marketable securities	—	13
Change in fair value of derivative liabilities	—	(917)
Non-cash interest expense associated with the sale of future royalties	—	2,605
Loss on extinguishment of liability related to the sale of future royalties	—	3,581
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	(95,742)	—
Other receivables	(461)	1,547
Prepaid expenses and other current assets	(799)	5,242
Other assets	(1)	(3)
Accounts payable	761	(484)
Accrued expenses and other current liabilities	(2,416)	(5,377)
Deferred revenue, current and non-current	29,009	21,892
Other long-term liabilities	(9)	(42)
Operating lease liabilities	(1,104)	(688)
Income taxes payable	387	—
Net cash used in operating activities	(32,995)	(7,731)
Cash flows from investing activities:
Purchases of marketable securities	—	(26,970)
Proceeds from maturities of marketable securities	—	60,777
Net cash provided by investing activities	—	33,807
Cash flows from financing activities:
Repayment of liability related to the sale of future royalties	—	(54,485)
Proceeds from the issuance of common stock, net of issuance costs	221	14,234
Proceeds from the issuance of common stock related to the GSK Share Purchase Agreement	—	10,278
Proceeds from stock option exercises	—	420
Net cash (used in) provided by financing activities	221	(29,553)
Net increase (decrease) in cash and cash equivalents	(32,774)	(3,477)
Cash and cash equivalents at beginning of period	109,107	112,584
Cash and cash equivalents at end of period	$76,333	$109,107

Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,212	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. The Company's wholly-owned lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease. The Company's partnership-directed programs consist of SPR206 and tebipenem HBr. SPR206 is an IV-administered antibiotic being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat complicated urinary tract infections (“cUTIs”) including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options.

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration and licensing agreements, funding from government contracts and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses since inception through 2022. During the years ended December 31, 2023 and 2022, the Company had net income of $22.8 million and net loss of $46.4 million, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of $391.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on identifying and developing novel treatments for bacterial infections, including MDR bacterial infections, and rare diseases. All of the Company’s tangible assets are held in the United States.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of December 31, 2023, and 2022, the Company had no off-balance sheet risks, including but not limited to, foreign exchange contracts, option contracts, or other hedging arrangements.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheets as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheets leases with terms of one year or less. As of December 31, 2023 and 2022, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. When an arrangement contains payment terms that are extended beyond one year, a significant financing component may exist. The Company assessed its revenue-generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does exist in certain arrangements. The significant financing component is calculated as the difference between the stated value and present value of the milestones payable and is recognized as interest income over the extended payment period. Judgment is used in determining: (1) whether the financing component in a license agreement is significant and, if so, (2) the discount rate used in calculating the significant financing component.

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

In determining the accounting treatment for these arrangements, the Company develops assumptions to determine the stand-alone selling price for each performance obligation in the contract. The Company develops the estimated standalone selling price for the license using a discounted cash flow model. To develop this model, the Company applies significant judgment in the determination of the significant assumptions relating to forecasted future revenues, development timelines, the discount rate, and probabilities of technical and regulatory success. The Company develops the estimated standalone selling price for the research and development services using a discounted cash flow model. The assumptions to develop the estimated standalone selling price for the related research and development services include estimates of costs to be incurred to fulfill its obligations associated with the performance of the research and development services, plus a reasonable margin.

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

External Research and Development Costs and Accruals

The Company has entered into various research and development contracts with clinical research organizations and other companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. This

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. There may be instances in which payments made to these vendors exceed the level of service provided and will result in a prepayment of the expense. The Company records accruals for estimated ongoing research and clinical trial costs based on the services received and efforts expended pursuant to multiple contracts with these vendors. When evaluating the adequacy of the accrued liabilities, the Company analyzes the progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There were no changes during the year ended December 31, 2023. For the year ended December 31, 2022, these changes related to unrealized gains and losses on the Company’s available-for-sale marketable securities. There were no reclassifications out of comprehensive loss for the years ended December 31, 2023 and 2022.

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

Derivative Liability

In connection with certain transactions, the Company identified certain embedded derivatives, which were recorded as liabilities on the Company’s consolidated balance sheet and were remeasured to fair value at each reporting date until the derivative was settled. Changes in the fair value of the derivative liabilities were recognized as other income (expense) in the consolidated statement of operations and comprehensive loss.

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

On March 6, 2024, the SEC approved a rule that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rule requires information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks also includes disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company is evaluating the potential impact of this rule on the consolidated financial statements and related disclosures.

In December 2023, the FASB ASU 2023-09, Improvements to Income Tax Disclosures. This ASU is related to the disclosure of rate reconciliation and income taxes paid. This guidance becomes effective for annual periods beginning after December 15, 2024 with early adoption permitted and should be applied on a prospective basis. The Company does not expect this standard to have a material impact on its consolidated financial statements, but it will require increased disclosures within the notes to the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU is related to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance becomes effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted and should be applied on a retrospective basis. The Company does not expect this standard to have a material impact on its consolidated financial statements, but it will require increased disclosures within the notes to the consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$75,628	$—	$75,628
Total cash equivalents	—	75,628	—	75,628

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$—	$108,227	$—	$108,227
Total cash equivalents	—	108,227	—	108,227

Excluded from the tables above is cash of $0.7 million and $0.9 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3 categories.

Embedded Derivative

Liability related to change of control

In connection with the termination of the Revenue Interest Financing Agreement (“Revenue Interest Agreement”) with HealthCare Royalty Management, LLC (“HCR”), the Company recorded a derivative liability on its condensed consolidated balance sheet because of an embedded feature that represented a conditional obligation to pay HCR an additional cash amount upon a change of control. The Company remeasured the derivative liability to fair value at each reporting date until it expired on December 31, 2022, and at that time the fair value of the derivative liability was reduced to zero. The Company valued the change of control provision under the Revenue Interest Termination Agreement, dated June 7, 2022, by and between the Company and HCR, using a series of Black-Scholes-Merton option pricing models. The assumptions used in the valuation model include (1) the Company's estimates of the probability of a change of control event occurring prior to or as of December 31, 2022, (2) the Company's common stock closing stock price as of June 7, 2022, (3) the Company's fully-diluted number of shares of common stock outstanding as of June 7, 2022, (4) volatility, (5) risk-free rate, and (6) the Company's credit-risk-adjusted discount rate.

Liability related to the sale of future royalties

During the year ended December 31, 2021, in connection with the liability related to the sale of future royalties, the Company recorded a derivative liability on its consolidated balance sheet at inception of its Revenue Interest Agreement because there were embedded instruments that represented a conditional obligation to pay HCR the final payment. The Revenue Interest Agreement was terminated on June 7, 2022, and as such, the fair value of this derivative liability was reduced to zero.

The fair value for the liability related to the sale of future royalties at the time of the initial transaction was based on the Company's current estimates of future royalties expected to be paid to HCR over the remaining patent life of the product, which were considered Level 3 inputs.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$1,636	$1,636
Manufacturing equipment	1,338	1,338
Computer software and equipment	437	437
Office furniture and equipment	209	209
	3,620	3,620
Less: Accumulated depreciation and amortization	(3,618)	(3,252)
Total property and equipment, net	$2	$368

Depreciation and amortization expense related to property and equipment was $0.4 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.

5. Leases

Operating Leases

The Company has entered into, and subsequently amended, an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts where the Company leases approximately 23,400 square feet of office space. The Company's lease extends through July 2027.

For the years ended December 31, 2023 and 2022, the components of operating lease expense were as follows (in thousands):

Operating lease expense	Statement of Operations Location	December 31, 2023	December 31, 2022
Fixed operating lease expense	Research and development expense	$1,048	$824
	General and administrative expense	559	772

Variable operating lease expense	Research and development expense	12	56
	General and administrative expense	7	59

Total operating lease expense		$1,626	$1,711

Supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2023 and 2022, was as follows (in thousands):

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,690	$1,514

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the lease balances within the consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of December 31, 2023 and 2022 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	December 31, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$4,155	$5,124
Financing	Property and equipment, net	—	201
Total leased assets		$4,155	$5,325

Liabilities
Current
Operating	Operating lease liabilities	$1,718	$1,690
Non-Current
Operating	Non-current operating lease liabilities	3,825	4,957
Total lease liabilities		$5,543	$6,647

Weighted average remaining lease term (in years)		3.6	4.6
Weighted average discount rate		9.8%	9.8%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2023 (in thousands):

Years Ending December 31,
2024	1,718
2025	1,746
2026	1,956
2027	1,156
Total future minimum lease payments	6,576
Less imputed interest	(1,033)
Total operating lease liabilities	$5,543

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued payroll and related expenses	$3,339	$5,797
Accrued external research and development expenses	2,274	1,823
Accrued professional fees	708	696
Accrued restructuring expenses	—	448
Accrued other	236	209
Total Accrued expenses and other current liabilities	$6,557	$8,973

7. Equity

Convertible Preferred Shares

Series A, Series B, Series C, and Series D Convertible Preferred Stock

The Company has designated 2,220 of the 10,000,000 authorized shares of preferred stock as Series A Preferred Stock, 1,000 of the 10,000,000 authorized shares of preferred stock as Series B Preferred Stock, 3,333 of the 10,000,000 authorized shares of preferred stock as Series C Preferred Stock, and 3,215,000 of the 10,000,000 authorized shares of preferred stock as Series D Preferred Stock. As of December 31, 2023, all of the Company's shares of preferred stock have been converted to common stock.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock was convertible into 1,000 shares of common stock at any time at the option of the holder, provided that the holder was prohibited from converting the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions. The shares of Series D Preferred Stock were convertible on a one-to-one basis into shares of common stock at any time at the option of the holder, provided that the holder was prohibited from converting the Series D Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions. Shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock generally had no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock was required to amend the terms of the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock, respectively. As such, the Company classified the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock within permanent equity in its consolidated balance sheet.

Conversions

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

As of December 31, 2023, all of the Company's shares of preferred stock have been converted to common stock.

Common Stock

“At-the-Market” Offering

On March 11, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170), which became effective on March 29, 2021, and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the “at-the-market” offering program Sales Agreement. The Form S-3 will expire on March 29, 2024.

Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement.

During year ended December 31, 2023, the Company sold 144,476 shares of its common stock under the Sales Agreement at an average price of approximately $1.58 per share for aggregate gross proceeds of approximately $0.2 million prior to deducting sales commissions. During year ended December 31, 2022 the Company sold 5,963,294 shares of its common stock under the Sales Agreement at an average price of approximately $2.46 per share for aggregate gross proceeds of approximately $14.7 million prior to deducting sales commissions.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2023, the Company did not sell any shares of its common stock under the Sales Agreement.

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

The fair market value of 7,450,000 GSK Shares issued under the GSK SPA was $10.3 million. The GSK Shares were valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated discount of $1.3 million as a freestanding equity-linked instrument under ASC 815. The discount was allocated as consideration for the GSK License Agreement and evaluated under ASC 606. The discount was determined not to be constrained and was included in the calculation of the total transaction price related to the GSK License Agreement as of the GSK Effective Date of the transaction. Refer to Note 14 for further discussion.

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

On August 17, 2021, the Company's stockholders approved amendments to the 2017 Plan. The amendments provided for the following: (i) increased the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 3,170,254 shares, (ii) removed the “evergreen” provision historically included in the 2017 Plan, and (iii) made certain other amendments. In September 2022, the Company's stockholders approved an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 2,000,000 shares.

On October 5, 2023, the Company's stockholders approved an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 2,500,000 shares.

As of December 31, 2023, there were 4,882,868 shares remaining available to be issued under the 2017 Plan, as amended.

2019 Equity Incentive Plan

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2023, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance by 250,000 shares and in November 2023, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance by 500,000 shares.

As of December 31, 2023, there were 356,190 shares remaining available to be issued under the 2019 Inducement Plan, as amended.

The following table summarizes stock option activity for all of our plans during 2023:

	2017 Plan	2019 Inducement Plan	Total Number of Stock Options
Outstanding as of December 31, 2022	3,632,832	346,267	3,979,099
Granted	46,413	—	46,413
Exercised	—	—	—
Forfeited or cancelled	(1,109,824)	(50,094)	(1,159,918)
Outstanding as of December 31, 2023	2,569,421	296,173	2,865,594

As of December 31, 2023, a total of 14,845,127 shares have been authorized and reserved for issuance under all equity plans and 5,239,058 shares were available for future issuance under such plans.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.0%	1.7%
Expected term (in years)	5.5	6.2
Expected volatility	90.7%	82.7%
Expected dividend yield	0.0%	0.0%

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes details regarding stock options granted under our equity incentive plans for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	3,979,099	$10.99	5.27	$1
Granted	46,413	1.74
Exercised	—	—
Forfeited or cancelled	(1,159,918)	10.88
Outstanding as of December 31, 2023	2,865,594	$10.89	5.76	$1
Outstanding as of December 31, 2023 - vested and expected to vest	2,865,594	$10.89	5.76	$1
Exercisable at December 31, 2023	2,403,190	$10.29	5.44	$0

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2023 was $1.29 per share. The weighted average grant-date fair value of awards granted during the year ended December 31, 2022 was $7.94 per share. No stock options were exercised during the year ended December 31, 2023. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was approximately $0.1 million. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of December 31, 2023, total unrecognized compensation cost related to unvested stock option grants was approximately $4.5 million. This amount is expected to be recognized over a weighted average period of approximately 1.59 years.

Restricted Stock Units

The Company granted 4,907,199 restricted stock units (“RSUs”) to employees during the year ended December 31, 2023.

The following table summarizes RSU activity under all equity plans (excluding performance-based RSUs) during the year months ended December 31, 2023:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,160,397	$8.29
Granted	4,907,199	1.72
Vested and released	(329,008)	7.31
Forfeited or cancelled	(369,781)	6.80
Outstanding as of December 31, 2023	5,368,807	$2.45

As of December 31, 2023, there was approximately $10.3 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.04 years.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. Each RSU represents the right to receive one share of the Company’s common stock, $0.001 par value per share, upon vesting. Other than RSUs granted as retention awards, the RSUs vest in four equal annual installments, subject to the individual’s continued service to the Company through the applicable vesting date, and are subject to the terms and conditions of the Company’s form of RSU agreement under the 2017 Plan and 2019 Inducement Plan.

Performance-Based awards

In September 2022, the Company approved an award of 140,000 performance-based stock units as part of an executive inducement grant ("Inducement PSUs"). The Inducement PSUs were awarded based on certain performance criteria relating to pipeline execution, business development, and financial stewardship. As these performance criteria were deemed to be achieved by May 31, 2023, 70,001 of the Inducement PSUs vested in September 2023 and the remaining 69,999 of the Inducement PSUs will vest

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in September 2024. The Company recognized $0.1 million of expense associated with the Inducement PSUs during the year ended December 31, 2023.

The following table summarizes Inducement PSU activity under all equity plans during the year ended December 31, 2023:

	Number of Performance Based Option Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	140,000	1.08
Granted	—	—
Vested and released	(70,001)	1.08
Forfeited or cancelled	—	—
Outstanding as of December 31, 2023	69,999	1.08

Share-Based Compensation Expense

The Company recorded share-based compensation expense, for both RSUs and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022

Research and development expenses	$2,654	$3,678
General and administrative expenses	5,278	5,445
Total	$7,932	$9,123

9. Liability Related to the Sale of Future Royalties

On September 29, 2021, the Company entered into a Revenue Interest Agreement with certain entities managed by HCR, pursuant to which the Company sold to HCR the right to receive certain royalty payments from the Company for a purchase price of up to $125.0 million. The Company evaluated the terms of the Revenue Interest Agreement and concluded that the features of the investment amount were similar to those of a debt instrument. The Company received gross proceeds of $50.0 million from HCR at an initial funding on October 19, 2021. As such, the Company accounted for this transaction as long-term debt as of December 31, 2021. The Company was entitled to receive an additional $50.0 million upon U.S. Food and Drug Administration (“FDA”) approval of tebipenem HBr on or before December 31, 2022, and an additional $25.0 million subject to the mutual agreement of the Company and HCR and if the Company met certain minimum tebipenem HBr product sales thresholds in the United States within 12 months from commercial launch.

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

The rights to this contingent payment expired on December 31, 2022.

10. Restructuring

On May 3, 2022, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce. The restructuring initiative and corresponding reduction in workforce was designed to reduce costs and reallocate resources towards the

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s clinical development programs for SPR720 and SPR206, while maintaining key personnel needed to help preserve the value of the Company’s tebipenem HBr program. The restructuring reduced the Company’s workforce from 146 full-time employees as of December 31, 2021 to 41 full-time employees following the restructuring.

The Company did not recognize any restructuring charges during the year ended December 31, 2023. The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the year ended December 31, 2022:

Year Ended December 31, 2022
	Research and development	General and administrative	Total
Severance and other employee costs	$3,872	$4,680	$8,552
Other	488	2,590	3,078
Total restructuring charges	$4,360	$7,270	$11,630

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet. As of December 31, 2023, the Company had no remaining amounts in accrued expenses related to restructuring costs on its condensed consolidated balance sheet. Activity for the period is summarized as follows (amounts in thousands):

As of December 31, 2023
Balance as of December 31, 2022	$448
Charge to expense	—
Payments made	(409)
Write-offs and impairments	(39)
Balance as of December 31, 2023	$—

Retention Awards

In June 2022, upon recommendation of the Company's Compensation Committee, the Board of Directors approved retention awards for employees of the Company. Subject to remaining actively employed with the Company through May 31, 2023, the aggregate retention awards included (i) a cash bonus of $1.1 million, which was paid on November 30, 2022 and $0.2 million as fully vested RSU grants of the same value which were issued on November 30, 2022 and (ii) a cash bonus of $4.0 million, which was paid in June 2023. These amounts were accrued as services were performed through May 31, 2023.

Executive Retention Awards

On July 1, 2022, upon recommendation of the Company's Compensation Committee, the Board of Directors approved a cash and RSU retention award to certain members of the Company's executive leadership team. Subject to those certain members of the Company's executive leadership team remaining actively employed with the Company through May 31, 2023, they were to receive an aggregate of: (i) a cash bonus equal to $0.9 million, which was paid on November 30, 2022 and (ii) if certain performance criteria were achieved by May 31, 2023, a number of fully vested RSUs to be issued having a value of $1.7 million based on the common stock price at such time, subject to the discretion of the Board of Directors or the Compensation Committee to be paid in cash or a combination of cash and stock.

The executive retention awards were eligible for vesting based on the achievement of certain performance criteria by May 31, 2023 relating to pipeline execution, business development, and financial stewardship. The Compensation Committee deemed that the performance criteria were achieved, and the Company paid the executive retention awards in cash in June 2023. These expenses related to awards were accrued as services were incurred through May 31, 2023.

11. Income Taxes

The Company recorded $2.6 million of income tax expense during the year ended December 31, 2023, primarily related to a change in estimate with respect to the tax treatment of the GSK License Agreement, which resulted in taxable income and the utilization of $235.9 million of U.S. federal net operating losses and $7.1 million of U.S. federal R&D tax credits in its 2022 U.S. federal tax return.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating income (losses) incurred in each year or interim period due to its uncertainty of realizing a benefit from those items.

The Company’s provision for income taxes is comprised of the following for the periods ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$2,488	$—
State	110	—
Foreign	—	—
	2,598	—

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—

Provision for income taxes	$2,598	$—

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$25,404	$(46,249)
Foreign	—	(166)
Income (loss) before income taxes	$25,404	$(46,415)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0	(21.0)
Federal and state research and development tax credit	(4.9)	(4.3)
State taxes, net of federal benefit	(0.4)	(2.3)
Nondeductible stock compensation	8.5	—
Other nondeductible items	0.3	1.0
Other	(1.0)	—
Reduction in tax attributes	13.9	—
Increase in deferred tax asset valuation allowance	(27.2)	26.6
Effective income tax rate	10.2%	—

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Net operating loss carryforwards	$25,646	$78,619
Deferred revenue	47,014	—
Research and development tax credit carryforwards	7,612	14,294
Capitalized research and development expenses, net	21,342	11,613
Other	6,264	10,264
Total deferred tax assets	107,878	114,790
Valuation allowance	(107,878)	(114,790)
Net deferred tax assets	$—	$—

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company had U.S. federal, state and foreign net operating loss carryforwards of $94.7 million, $90.9 million and $4.6 million respectively. All federal NOLs can be carried forward indefinitely. The state NOLs begin to expire in 2033 and will expire at various dates through 2043. The foreign NOLs do not expire. As of December 31, 2023, the Company also had federal and state research and development tax credit carryforwards of $6.0 million and $2.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2033 and 2028, respectively.

Utilization of the U.S. net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company experiences a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. The Company recently completed a Section 382 study and concluded that the Company underwent several ownership changes as defined by the Code, the last of which occurred during the year ended December 31, 2018. Any carryforwards that will expire prior to utilization were removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Future ownership changes may limit the Company's ability to utilize remaining tax attributes.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards, and were as follows (in thousands):

	December 31,
	2023	2022
Valuation allowance as of beginning of year	$(114,790)	$(102,444)
Increases recorded to income tax provision	6,912	(12,346)
Valuation allowance as of end of year	$(107,878)	$(114,790)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2023 or 2022. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2023 or 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations and comprehensive loss.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), was signed into law in the United States in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2023, or to the Company’s net deferred tax assets as of December 31, 2023.

On December 22, 2017, the TCJA was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures, including all direct, indirect, overhead and software development costs. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or fifteen years for research conducted abroad.

12. Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible material loss or range of loss. If such loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements. As of December 31, 2023 and 2022, no material accruals have been recorded for potential contingencies related to these matters.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 14).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts (see Note 5).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or 2022.

Legal Proceedings

Two putative class action lawsuits were filed against the Company and certain of its current and former executive officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. The Company filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

A stockholder derivative action was filed against the Company, as nominal defendant, and certain of the Company's officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023, and stayed by party agreement pending outcome of the Motion to Dismiss the class action on November 20, 2023. A second stockholder derivative action was filed against the Company, as nominal defendant, and certain of its officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action.

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

13. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of cUTI caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for the development of tebipenem HBr, increasing the amount of the initial committed funding from $15.7 million to approximately $18.2 million and increasing the overall potential award to $46.8 million. In January 2020, BARDA exercised its first contract option for additional committed funding of $15.9 million and extended the period of performance through November 1, 2021. BARDA subsequently committed additional funding of $0.6 million, increasing the total committed funding for the base period and first contract option to $34.7 million and extended the period of performance for this first contract option through December 31, 2025.

On January 19, 2022, the Company announced that BARDA exercised a third option under the contract. The new option increased the total amount of committed funding by $12.9 million to approximately $47.6 million, increasing the total potential contract value to $60.3 million. On September 30, 2022, remaining funding from the $12.9 million option was reallocated to a new option to support upcoming clinical trials. The period of performance for this new option extends through December 31, 2025 and does not change the total amount of committed funding or potential contract value.

As of December 31, 2023, the balance of the award was subject to BARDA exercising a second option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of tebipenem HBr in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted under the direction of Spero. DTRA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaborative program for tebipenem HBr. Together, BARDA and DTRA may provide up to $69.7 million in total funding for the clinical development and biodefense

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment of tebipenem HBr, of which $12.7 million is subject to the exercise of options by BARDA and the Company's achievement of specified milestones.

During the years ended December 31, 2023 and 2022, the Company recognized $4.4 million and $2.2 million of revenue under this agreement, respectively.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.5 million over a base period and six option periods. As of December 31, 2023, funding for the base period totaling $2.3 million, funding for Option 1 of $4.0 million and funding for Option 3 of $0.8 million has been committed. The Company recognized $2.7 million and $1.7 million under this agreement during the years ended December 31, 2023 and 2022, respectively.

U.S. Department of Defense

On July 1, 2019, the Company received a $5.9 million award from the U.S. Department of Defense (“DoD”) Congressionally Directed Medical Research Programs (“CDMRP”) Joint Warfighter Medical Research Program. The funding supported the further clinical development of SPR206. The award committed non-dilutive funding of $5.9 million over a four-year period to cover the costs of select Phase 1 pharmacology studies, a 28-day good laboratory practice non-human primate toxicology study, and microbiological surveillance studies that would be required for a potential NDA submission with the FDA for SPR206. During the year ended December 31, 2022, all activities under this award were completed and this award was closed out. The Company did not recognize revenue under this agreement during the year ended December 31, 2023 and recognized $1.0 million in revenue under this agreement during the year ended December 31, 2022.

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

As of December 31, 2023, the Gates MRI completed its preliminary development plans for SPR720 and no further development work is planned, thus the relationship was concluded in the fourth quarter of 2023. In the fourth quarter of 2023, the Company agreed to buy back certain materials from Gates MRI for $0.7 million, which was recorded within research and development expenses.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the years ended December 31, 2023 and 2022, the Company did not record any research and development expense under this agreement and the next milestone under this agreement is not accrued because it is not yet probable.

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

In July 2023, the Company received written agreement from the FDA, under a SPA, on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis. Under the terms of the GSK License Agreement, the Company received a $30.0 million development milestone payment during the third quarter of 2023.

In December 2023, the Company commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, the Company will be entitled to receive a $95.0 million development milestone that is payable in four equal semiannual installments. In February 2024, the Company received the first installment payment of $23.8 million for such development milestone.

Remaining potential payments are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
GSK's submission of a new drug application with the FDA for tebipenem HBr	$25.0
Total potential commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2023, the Company entered into Amendment 1 to the GSK License Agreement, which updated the technology transfer terms of the GSK License Agreement. In December 2023, the Company entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO. Under the terms of Amendment 2, the Company may receive up to an additional $4.3 million in tranched milestones based on activities in such country.

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

Accounting Analysis and Revenue Recognition

The Company determined that GSK is a customer and that the GSK License Agreement is within the scope of ASC 606 as licensing intellectual property and performing ongoing research and development services are ordinary activities that are ongoing and central to the Company’s operations. Accordingly, in determining the appropriate amount of revenue to be recognized, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the identified performance obligations in proportion to their standalone selling prices (“SSP”); and (v) recognized revenue when each performance obligation was deemed to be satisfied.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the purchase of the GSK Shares, GSK has become a related party of the Company.

At contract inception, the total transaction price was $64.7 million, which included the initial payment of $66.0 million in the fourth quarter of 2022 and the discount of $1.3 million related to the GSK SPA (see Note 7). At contract inception, $45.7 million of the initial $64.7 million was allocated to the license transfer performance obligation, which was fully satisfied and recognized as revenue upon delivery of the license. The remaining $19.0 million was allocated to the research and development services obligation and is being recognized over time as services are delivered, estimated to be over a three-year period.

The Company recognized revenue for the license performance obligation at a point in time, which is upon transfer of the license to GSK. Control of the license was transferred on the GSK Effective Date and GSK could begin to use and benefit from the license at the GSK Effective Date.

The $30.0 million milestone payment received by the Company under the GSK License Agreement was accounted for as variable consideration under ASC 606 and was added to the transaction price in the third quarter of 2023. Of this $30.0 million milestone, $21.2 million was recognized upon achievement of the milestone and the remaining $8.8 million was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered, on a cumulative catch-up basis.

The Company is entitled to receive the $95.0 million milestone payment in four equal semiannual installments under the GSK License Agreement. This milestone was accounted for as variable consideration under ASC 606 and was added to the transaction price in the fourth quarter of 2023. The Company determined that a significant financing component of $2.5 million exists related to extended payments terms granted to GSK. The Company will present the effects of the financing component separately from collaboration revenue - related party as a component of interest income in its consolidated statement of operations. Of this $95.0 million milestone, $64.7 million was recognized upon achievement of the milestone and the remaining amount was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered, on a cumulative catch-up basis.

The milestone installment payments are classified as collaboration receivable - related party on the Company's consolidated balance sheet as of December 31, 2023. The Company invoiced the first installment payment of $23.8 million during the fourth quarter of 2023 and received the milestone installment payment in the first quarter of 2024.

The potential future development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of December 31, 2023 and not included in the transaction price. The Company can also earn sales-based royalties.

Pursuant to Amendment 2 to the GSK License Agreement, the Company allocated $3.2 million of the total potential additional milestones to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under ASC 606 and was added to the transaction price in the fourth quarter of 2023 and will be recognized over time as services are delivered.

In total and inclusive of the above, the Company recognized $95.8 million during the year ended December 31, 2023 related to the performance obligations, which was recorded as collaboration revenue - related party on its consolidated statement of operations. The Company recognized $46.1 million during the year ended December 31, 2022 related to the GSK License Agreement, which included $45.7 million recognized upfront upon the license and know-how transfer and $0.4 million related to the research and development service obligation.

The remaining transaction price balance of approximately $48.6 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue - related party in the condensed consolidated balance sheets. As of December 31, 2023, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable,

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of December 31, 2022. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of a NDA to the FDA for tebipenem HBr.

As part of the agreement, the Company is obligated to make future milestone payments of up to $1.0 million as of December 31, 2023 upon the achievement of specified regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. The Company was obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, of which the Company paid $6.6 million during the year ended December 31, 2022. Subsequent to receipt of the $30.0 million milestone payment from GSK in the third quarter of 2023, the Company paid the remaining $0.9 million in the fourth quarter of 2023. The Company recorded these amounts as research and development expenses in the Company's consolidated statement of operations.

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

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s condensed consolidated balance sheets and was fully amortized as of December 31, 2021. The Company paid Savior an additional $5.3 million for facility build out costs between 2019 and 2021. In the third quarter of 2023, the Company concluded that it had no future use for the Savior facility and in October 2023, the Company terminated the service agreement. As such, the Company fully impaired this long-term asset and recorded an impairment expense of $5.3 million on its consolidated statement of operations during the year ended December 31, 2023.

SPR206 Agreements

Cantab License Agreement

Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.4 million as of December 31, 2023) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the years ended December 31, 2023 and 2022, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Everest Medicines License Agreement

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited (“NPLH”), entered into a license agreement (the “Original Everest License Agreement”), with Everest. Under the terms of the Original Everest License Agreement, the Company granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Everest Licensed Products”), in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries (the “Everest Territory”). The Company retained development, manufacturing and commercialization rights with respect to SPR206 and Everest Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Everest Licensed Products in the Everest Territory for use outside the Everest Territory. In addition to the license grant with respect to SPR206, the Company, through its wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, granted Everest a 12-month exclusive option to negotiate with it for an exclusive license to develop, manufacture and commercialize SPR741 in the Everest Territory.

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Everest Territory to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Everest Licensed Products in the Everest Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Everest Territory.

Everest is responsible for all costs related to developing, obtaining regulatory approval of and commercializing SPR206 and Everest Licensed Products in the Everest Territory, and is obligated to use commercially reasonable efforts to develop, manufacture and commercialize Everest Licensed Products, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee has been established between the Company and Everest to coordinate and review the development, manufacturing and commercialization plans with respect to Everest Licensed Products in the Everest Territory.

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

As of December 31, 2023 remaining future milestone payments of $34.0 million are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

During the year ended December 31, 2023, the Company did not recognize revenue under this agreement. During the year ended December 31, 2022, the Company recognized approximately $0.7 million of revenue under this agreement related to certain milestone achievements.

Pfizer License and Share Purchase Agreements

On June 30, 2021, the Company and Pfizer entered into the Pfizer License Agreement and the Pfizer Purchase Agreement. Under the terms of the Pfizer License Agreement, the Company granted Pfizer an exclusive royalty-bearing license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Pfizer Licensed Products”) in the Pfizer Territory. The Pfizer Territory excludes the United States and the Asian markets previously licensed to Everest, those being the People’s Republic of China, including Hainan Island, the Hong Kong Special Administrative Region of the People’s Republic of China, and the Macau Special Administrative Region of the People’s Republic of China, Taiwan, the Republic of Korea (South Korea), the Republic of

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Singapore, Malaysian Federation, Kingdom of Thailand, the Republic of Indonesia, Socialist Republic of Vietnam and the Republic of the Philippines).

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

The Company is responsible for all costs related to developing and obtaining regulatory approval of SPR206 and Pfizer Licensed Products in the Pfizer Territory, with a focus on the European market, and is obligated to use commercially reasonable efforts, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee was established between the Company and Pfizer to coordinate and review the development, manufacturing and commercialization plans with respect to Pfizer Licensed Products in the Pfizer Territory. Pfizer is responsible for commercializing SPR206 and the Pfizer Licensed Products in the Pfizer Territory.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In total, and inclusive of the above, the Company recognized $0.9 million and $1.8 million of revenue from the contract during the years ended December 31, 2023 and 2022, respectively.

The remaining transaction price balance of approximately $13.0 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of December 31, 2023, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

15. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders of Spero Therapeutics, Inc. was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022

Numerator:
Net income (loss)	$22,806	$(46,415)
Denominator:
Basic weighted average common shares outstanding	52,703,467	37,585,075
Effect of dilutive securities	285,563	—
Diluted weighted-average common shares outstanding	52,989,030

Net income (loss) per share, basic	$0.43	$(1.23)
Net income (loss) per share, diluted	$0.43	$(1.23)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	3,485,373	3,979,099
Unvested RSUs and PSUs	3,462,595	1,300,397
Total	6,947,968	5,279,496

16. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company made matching contributions to the 401(k) Plan of $0.3 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

On March 6, 2024, the board of directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. The 2019 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The 2019 Inducement Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock-based awards, and its terms are substantially similar to the 2017 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. The 2019 Inducement Plan was previously amended in June 2020, December 2022, July 2023 and November 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the names of our directors as of March 8, 2024, their ages, their offices, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director is set forth below:

Name	Age	Position with the Company
Milind Deshpande, Ph.D.	67	Director
Scott Jackson	59	Director
Ankit Mahadevia, M.D.	43	Chairman
John C. Pottage, Jr., M.D.	71	Director
Satyavrat Shukla	51	Chief Executive Officer, President and Director
Cynthia Smith	55	Director
Frank E. Thomas	54	Director
Kathleen Tregoning	53	Director
Patrick Vink, M.D.	60	Lead Director

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

Milind Deshpande, Ph.D. has served on our Board of Directors since January 2014 and previously served as Chairman of our Board of Directors from January 2014 to August 2023. Dr. Deshpande is the President and Chief Executive Officer at Nayan Therapeutics since February 2019, and previously served as President and Chief Executive Officer of Avilar Therapeutics from January 2020 to June 2021. He is also a Venture Partner at RA Capital, where he has served since October 2018. Dr. Deshpande served as President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. and served on the board of directors from May 2013 until May 2018. He joined Achillion in September 2001 as Vice President of Chemistry, was named Head of Drug Discovery in April 2002, Senior Vice President of Drug Discovery in December 2002, Senior Vice President and Chief Scientific Officer in December 2004, Executive Vice President of Research and Chief Scientific Officer in June 2007 and President of Research and Development in October 2010. Prior to joining Achillion, Dr. Deshpande was Associate Director of Lead Discovery and Early Discovery Chemistry at the Pharmaceutical Research Institute at Bristol-Myers Squibb Co. from 1991 to 2001, where he managed the identification of new clinical candidates to treat infectious and neurological diseases. From 1988 to 1991, he held a faculty position at Boston University Medical School. Dr. Deshpande currently serves as the chairman of the board of directors of Avilar Therapeutics and as a member of the board of directors of Triana Biomedicines and Clear Creek Bio. Dr. Deshpande received his Ph.D. in Organic Chemistry from Ohio University, following his undergraduate education in India. We believe that Dr. Deshpande is qualified to serve on our Board of Directors due to his extensive experience in the life sciences industry.

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

Ankit Mahadevia, M.D. has been a member of our Board of Directors since September 2013 and currently serves as Chairman of our Board of Directors, a position he has held since August 2023. Dr. Mahadevia formerly served as our Chief Executive Officer and President from March 2015 until August 2023. He was formerly a Venture Partner in the life sciences group at Atlas Venture, located in Cambridge, Massachusetts. In that capacity, he supported the formation of eight companies focused on novel drug discovery platforms and therapeutic products, including Nimbus Therapeutics, Arteaus Therapeutics (acquired by Lilly), and Translate Bio (Nasdaq: TBIO). He led three of these companies as acting chief executive officer, including Synlogic (Nasdaq: SYBX). Prior to joining Atlas Venture in 2008, Dr. Mahadevia worked on product and business development with the founding team at Arcion Therapeutics, Inc. He has also held positions in business development both at Genentech, Inc. and at Vanda Pharmaceuticals Inc. Previously, he worked in the health care groups of McKinsey & Company and Monitor Group. Dr. Mahadevia began his career in health care policy, with roles in the U.S. Senate Health, Education, Labor, and Pensions committees, the U.S. Government Accountability Office and the Mexican Institute of Social Security. He has spoken widely on entrepreneurship, including at Harvard University, Columbia University, Northwestern University, and the Berkeley Forum. Dr. Mahadevia has also been active in the policy of life science innovation, including service on the Advisory Council at the NIH National Center for Advancing Translational Sciences. Dr. Mahadevia holds an M.D. from the Johns Hopkins School of Medicine, an M.B.A. from the Wharton School at the University of Pennsylvania and a B.A. in Economics and Biology from Northwestern University. We believe that Dr. Mahadevia is qualified to serve on our Board of Directors due to his experience serving as our Chief Executive Officer and President and his extensive experience in the life sciences industry.

John C. Pottage, Jr., M.D. has served on our Board of Directors since September 2018. Dr. Pottage served as Senior Vice President and Chief Scientific and Medical Officer of ViiV Healthcare from November 2009 to October 2019. From September 2008 to November 2009, Dr. Pottage served as Senior Vice President, Head of Infectious Disease Medicine Development Center and, from June 2007 to September 2008, as the Vice President, Global Clinical Development of Antivirals, at GlaxoSmithKline. Prior to joining GlaxoSmithKline, Dr. Pottage served as Chief Medical Officer and Senior Vice President of Drug Development of Achillion Pharmaceuticals from May 2002 to May 2007. From July 1998 to May 2002, Dr. Pottage served as Medical Director of Vertex Pharmaceuticals (Nasdaq: VRTX) (“Vertex”). Dr. Pottage currently serves on the board of directors of Pardes Biosciences, Inc. We believe that Dr. Pottage’s extensive industry and executive experience, his broad experience within the biopharmaceutical sector and his knowledge of the life sciences industry qualifies him to serve on our Board of Directors.

Satyavrat Shukla has served as our Chief Executive Officer and President since August 2023 and has been a member of our Board of Directors since August 2023. He previously served as our Chief Financial Officer and Treasurer from January 2021 to August 2023. He has over 20 years of strategic and financial leadership experience. He was most recently Chief Financial Officer at Ziopharm Oncology, Inc. from July 2019 to December 2020, where he directed all of Ziopharm’s financial aspects, including financial planning, analysis and reporting, treasury and tax functions, capital strategy and investor relations. Prior to Ziopharm, Mr. Shukla was Vice President and Global Head of Corporate Finance for Vertex. from July 2012 to July 2019, where he managed financial planning, analysis and budgeting, and led the annual long-range planning process encompassing Vertex’s entire portfolio and operations across more than 30 countries. Previously, Mr. Shukla was a Principal at Cornerstone Research, where he led teams providing consulting services for life science clients ranging from start-ups to multi-billion-dollar corporations. Prior to Cornerstone, he worked for finance consulting firms LECG Corporation and Putnam, Hayes & Bartlett, Inc. Mr. Shukla earned a B.A. in Economics from Harvard University and an M.B.A. in Finance and Strategy from Yale University. He also holds the Chartered Financial Analyst designation.

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

Frank E. Thomas has served on our Board of Directors since July 2017. Mr. Thomas is currently President and Chief Operating Officer of Orchard Therapeutics, a development-stage biotechnology company based in the United Kingdom, where he served as Chief Financial Officer and Chief Business Officer from January 2018 to March 2020. Prior to Orchard, Mr. Thomas served as the President and Chief Operating Officer of AMAG Pharmaceuticals, Inc., a commercial-stage pharmaceutical company, which was a publicly traded company that was subsequently acquired by Covis Pharmaceuticals, Inc., from April 2015 to April 2017, as AMAG’s Executive Vice President and Chief Operating Officer from May 2012 through April 2015 and as Executive Vice President, Chief Financial Officer and Treasurer from August 2011 through May 2012. Prior to AMAG, he served as Senior Vice President, Chief Operating Officer and Chief Financial Officer for Molecular Biometrics, Inc., a commercial-stage medical diagnostics company, from October 2008 to July 2011. Prior to Molecular Biometrics, Mr. Thomas spent four years at Critical Therapeutics, Inc., which was a publicly traded company that subsequently merged with Cornerstone Therapeutics Inc., from April 2004 to March 2008, where he was promoted to President in June 2006 and Chief Executive Officer in December 2006 from the position of Senior Vice President and Chief Financial Officer. He also served on the board of directors of Critical Therapeutics from 2006 to 2008. Prior to 2004, Mr. Thomas served as the Chief Financial Officer and Vice President of Finance and Investor Relations at Esperion Therapeutics, Inc., a public biopharmaceutical company (Nasdaq: ESPR). Mr. Thomas was a member of the board of directors of the Massachusetts Biotechnology Council from 2007 to 2015. Mr. Thomas currently serves as a member of the board of directors of Larimar Therapeutics Inc (Nasdaq: LRMR). Mr. Thomas holds a B.B.A. from the University of Michigan, Ann Arbor. We believe that Mr. Thomas’ extensive commercial and operational management experience at biopharmaceutical companies and with financial matters qualifies him to serve on our Board of Directors.

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

Patrick Vink, M.D. has served on our Board of Directors since September 2015 and currently serves as our Lead Director, a position he has held since August 2023. Dr. Vink has been an advisor to the pharmaceutical industry since 2015 and board member of several companies. Previously, Dr. Vink was employed at Cubist Pharmaceuticals, Inc. (“Cubist”). Most recently, he served as Executive Vice-President and Chief Operating Officer, overseeing all worldwide commercial and technical operations as well as global alliance management and managing the company’s profit and loss. He joined Cubist in 2012 as Senior Vice President and Head of all International Business Operations. In this role, he was responsible for the business activities in international markets outside USA. Prior to joining Cubist, Dr. Vink served as Senior Vice President, Global Head of Hospital Business and Global Head of Biologics for Mylan Inc. In this role, Dr. Vink managed the global hospital business of the company. He joined Mylan in 2008 and established a number of global functions for the company in Switzerland. Before joining Mylan, Dr. Vink held several leadership positions across the industry, including Head of Global Business Franchise Biopharmaceuticals for Novartis Sandoz; Vice President International Business for Biogen, Inc.; and Head of Worldwide Marketing, Cardiovascular and Thrombosis for Sanofi-Synthélabo SA. Dr. Vink served as a member of the Executive Committee of the European Federation of Pharmaceutical Industries and Associations (EFPIA) between 2013 and 2015. Dr. Vink graduated as a medical doctor from the University of Leiden, Netherlands in 1988 and obtained his M.B.A. in 1992 from the University of Rochester. Dr. Vink serves on the boards of directors of Santhera Pharmaceuticals AG, Amryt Pharma PLC., and is chairman of the board of directors of two privately held companies. We believe that Dr. Vink is qualified to serve on our Board of Directors because of his extensive operational business experience, significant knowledge of the activities of our company, and diverse background serving on the board of directors of various public and private life science companies.

Term of Office of Directors

Our Amended and Restated Bylaws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of eight members, classified into three classes as follows:

(1)	Cynthia Smith, Scott Jackson and John C. Pottage, Jr., M.D. constitute our Class I directors with a term ending at the 2024 annual meeting of stockholders;

(2)	Patrick Vink, M.D., Frank E. Thomas and Satyavrat Shukla constitute our Class II directors with a term ending at the 2025 annual meeting of stockholders; and

(3)	Milind Deshpande, Ph.D., Ankit Mahadevia, M.D. and Kathleen Tregoning constitute our Class III directors with a term ending at the 2026 annual meeting of stockholders.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2023, there were five meetings of our Board of Directors, and the various committees of the Board of Directors met a total of 12 times. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees of the Board of Directors on which such director served during the fiscal year ended December 31, 2023. The Board of Directors has adopted a policy under which each member of the Board of Directors makes every effort to but is not required to attend each annual meeting of our stockholders.

Audit Committee. Our Audit Committee met six times during the fiscal year ended December 31, 2023. This committee currently has three members, Frank E. Thomas (Chair), Scott Jackson and John C. Pottage, Jr., M.D. During the period of January 1, 2023 through September 15, 2023, our Audit Committee consisted of Mr. Thomas (Chair), Mr. Jackson, Dr. Pottage, and Dr. Vink. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Thomas is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Please also see the report of the Audit Committee set forth elsewhere in this proxy statement.

A copy of the Audit Committee’s written charter is publicly available on our website at www.sperotherapeutics.com.

Compensation Committee. Our Compensation Committee met four times during the fiscal year ended December 31, 2023. This committee currently has three members, Cynthia Smith (Chair), Patrick Vink, M.D., and Kathleen Tregoning. During the period of January 1, 2023 through September 15, 2023, our Compensation Committee consisted of Dr. Vink (Chair), Dr. Deshpande, Ms. Smith, and Ms. Tregoning. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers the Spero Therapeutics, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Plan”), and our 2019 Inducement Equity Incentive Plan, as amended (the “2019 Inducement Plan”). The Compensation Committee is responsible for the determination of the compensation of our chief executive officer and shall conduct its decision-making process with respect to that issue without the chief executive officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market

The Compensation Committee retains Meridian Compensation Partners, LLC (“Meridian”) as an independent advisor to the Compensation Committee to provide executive compensation consulting services. Meridian did not provide any services to us other than executive compensation consulting services during the fiscal year ended December 31, 2023. In compliance with the SEC and the corporate governance rules of The Nasdaq Stock Market, Meridian provided the Compensation Committee with a letter addressing each of the six independence factors. Their responses affirm the independence of Meridian and the partners, consultants, and employees who service the Compensation Committee on executive compensation matters and governance issues.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.sperotherapeutics.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee (“Nominating Committee”) met two times during the fiscal year ended December 31, 2023 and has three members, Patrick Vink, M.D. (Chair), Milind Deshpande, Ph.D., and Scott Jackson. During the period of January 1, 2023 through September 15, 2023, our Nominating Committee consisted of Dr. Deshpande (Chair), Mr. Jackson, Mr. Thomas. Our Board of Directors has determined that all members of the Nominating Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market. The Nominating Committee’s responsibilities are set forth in the Nominating Committee’s written charter and include:

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

If a stockholder wishes to propose a candidate for consideration as a nominee for election to the Board of Directors, it must follow the procedures described in our Amended and Restated Bylaws and in “Stockholder Proposals and Nominations For Director” at the end of this proxy statement. Any such recommendation should be made in writing to the Nominating and Governance Committee, care of our Secretary at our principal office and should be accompanied by the following information concerning each recommending stockholder and the beneficial owner, if any, on whose behalf the nomination is made:

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
•
a description of all relationships between the proposed nominee and the recommending stockholder or any beneficial owner, including any agreements or understandings regarding the nomination; and
•
additional disclosures relating to stockholder nominees for directors, including completed questionnaires and disclosures required by our Amended and Restated Bylaws.

Development Committee. Our Development Committee met one time during the fiscal year ended December 31, 2023 and has three members, John C. Pottage, Jr., M.D. (Chair), Milind Deshpande, Ph.D., and Ankit Mahadevia, M.D. Our Development Committee provides additional Board of Directors oversight and engagement with respect to the ongoing development of our product candidates and our research and development programs.

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

While we have no formal policy regarding diversity of our board members, our Corporate Governance Guidelines provide that the background and qualifications of the members of our Board of Directors considered as a group should provide a significant breadth of experience, knowledge, and ability to assist our Board of Directors in fulfilling its responsibilities. Our priority in selection of board members is the identification of members who will further the interests of our stockholders through their established records of professional accomplishment, the ability to contribute positively to the collaborative culture among our board members, knowledge of our business, understanding of the competitive landscape in which we operate and adherence to high ethical standards.

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

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is currently chaired by Ankit Mahadevia, M.D. As a general policy, our Board of Directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of our Board of Directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our Board of Directors as a whole. As such, Mr. Shukla serves as our Chief Executive Officer, while Dr. Mahadevia serves as the Chairman of our Board of Directors but is not an officer and Patrick Vink, M.D. serves as Lead Director as he is an “independent” director.

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

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors as of March 8, 2024. We have employment agreements or consulting agreements with each of our executive officers.

Name	Age	Position
Kamal Hamed, M.D.	63	Chief Medical Officer
Timothy Keutzer	56	Chief Operating Officer
Esther Rajavelu	45	Chief Financial Officer and Chief Business Officer

Kamal Hamed, M.D. has served as our Chief Medical Officer since September 2022. Dr. Hamed has over 20 years of experience leading various anti-infective clinical development programs in antibacterials, antivirals, antimalarials, and antifungals. Before joining us, he was the CMO at Lysovant Sciences, a subsidiary of Roivant Sciences. Prior to his time at Lysovant, Dr. Hamed was Head of Clinical Development & Medical Affairs at Basilea Pharmaceutica. Earlier in his career, he held senior positions in clinical development and medical affairs at Novartis (including Therapeutic Area Head for Anti-infectives), Bristol-Myers Squibb, and Bayer, spearheading the successful global development, approval, and post-marketing medical affairs support of multiple anti-infective products. Prior to joining the pharmaceutical industry, Dr. Hamed worked as an academic physician for 14 years. He holds an M.D. degree from the American University of Beirut, an M.P.H. degree from Johns Hopkins University, and an M.B.A. degree from the University of South Florida. Dr. Hamed completed a residency in Internal Medicine at UMDNJ–Robert Wood Johnson Medical School and a fellowship in Infectious Diseases at Stanford University School of Medicine. He is a fellow of both the American College of Physicians and the Infectious Diseases Society of America and has published over 120 manuscripts in peer-reviewed journals.

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

Esther Rajavelu has served as our Chief Financial Officer and Chief Business Officer since November 2023. Ms. Rajavelu most recently served as Chief Financial Officer of Fulcrum Therapeutics, Inc. (“Fulcrum”) from January 2022 to April 2023. Prior to joining Fulcrum, Ms. Rajavelu’s career in the biotechnology sector includes her time as an equities research analyst, investment banker, and strategy consultant. She served as a senior equities research analyst at UBS Securities ("UBS”) from July 2020 to December 2021. Prior to joining UBS, Ms. Rajavelu served as a senior equities research analyst at Oppenheimer & Co. Inc. ("Oppenheimer”) from June 2018 to July 2020. Prior to joining Oppenheimer, Ms. Rajavelu served as an equities research analyst at Deutsche Bank from June 2014 to June 2018. Prior to joining Deutsche Bank, she served as vice president, life sciences M&A and capital & debt advisory at Ernst & Young Capital Advisors, LLC ("EY Capital Advisors”) from 2011 to 2014. Prior to joining EY Capital Advisors, she worked at Bank of America Merrill Lynch from 2006 to 2011 in the healthcare investment banking group where she focused on financing and strategic transactions in the biotechnology and medical devices sectors. Ms. Rajavelu received a MBA from The Wharton School of the University of Pennsylvania and a B.A. in Economics and International Relations from Wesleyan University

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Item 11. Executive Compensation.

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2023 and 2022 to our current President and Chief Executive Officer, our former President and Chief Executive Officer, and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2023 and were serving as executive officers as of such date (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All other Compensation ($)(5)	Total ($)
Satyavrat Shukla	2023	524,383	336,000	904,319	—	249,462	10,483	2,024,647
Chief Executive Officer and President	2022	478,333	168,000	424,997	424,807	172,800	4,133	1,673,070

Ankit Mahadevia, M.D.	2023	379,220	508,000	999,998	—	—	498,687	2,385,905
Former Chief Executive Officer and President (6)	2022	633,750	254,000	1,499,998	1,499,324	342,900	9,733	4,239,705

Tamara Joseph	2023	458,250	315,000	499,999	—	174,420	7,457	1,455,126
Former Chief Legal Officer (7)	2022	448,740	157,500	424,997	424,807	162,000	7,314	1,625,358

Timothy Keutzer	2023	456,167	297,500	499,999	—	174,420	10,483	1,438,569
Chief Operating Officer	2022	423,750	148,750	424,997	424,807	153,000	9,733	1,585,037

1.
Consists of retention bonuses paid to Mr. Shukla, Dr. Mahadevia, Ms. Joseph and Mr. Keutzer during the years ended December 31, 2023 and 2022.
2.
These amounts represent the aggregate grant date fair value for RSU awards computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2023.
3.
These amounts represent the aggregate grant date fair value for option awards computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2023.
4.
Amounts represent annual cash bonuses earned for the applicable fiscal year. The annual cash bonuses are paid in the first quarter of the calendar year following the year to which the cash bonus relates.
5.
Amounts in this column include for the year ended December 31, 2023 (i) in the case of Mr. Shukla, $583 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $9,900 in a matching contribution under our 401(k) plan, (ii) in the case of Dr. Mahadevia, $340 consists of the dollar value of life insurance premiums we paid with respect to term life insurance, and $9,419 in a matching contribution under our 401(k) plan, $225,719 consists of the pro-rata bonus for calendar year 2023, paid pursuant to the Mahadevia Separation Agreement (as defined below), $11,509 consists of COBRA payments pursuant to the Mahadevia Separation Agreement, $197,250 consists of compensation earned during the year ended December 31, 2023 pursuant to the Mahadevia Consulting Agreement (as defined below), and $31,250 consists of cash compensation earned for his services as a member of our board of directors during the year ended December 31, 2023, and $23,200 consists of RSUs granted for service on our board of directors, each as further described below under “Director Compensation,” (iii) in the case of Ms. Joseph, $583 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $6,874 in a matching contribution under our 401(k) plan and (iv) in the case of Mr. Keutzer, $583 consists of the dollar value of life insurance premiums we paid with respect to term life insurance and $9,900 in a matching contribution under our 401(k) plan.
6.
Dr. Mahadevia served as our Chief Executive Officer and President until August 2023. Thereafter, Dr. Mahadevia continued to serve as a member of the Board and serves as a consultant to the Company.
7.
Ms. Joseph’s employment as our Chief Legal Officer ended effective March 6, 2024.

Narrative Disclosure to Summary Compensation Table

Our employment and consulting arrangements with the named executive officers are described below.

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

On June 13, 2023, we entered into an Amended and Restated Employment Agreement with Mr. Shukla with connection with his appointment as our Chief Executive Officer and President (the “Shukla Amended Employment Agreement”). Under the terms of the Shukla Amended Employment Agreement, (i) the Company shall pay Mr. Shukla an annual base salary (the “Base Salary”) of $575,000; (ii) Mr. Shukla shall be eligible to receive an annual cash bonus (the “Annual Performance Bonus”), with the target amount of such Annual Performance Bonus equal to 50% of Mr. Shukla’s Base Salary in the year to which the Annual Performance Bonus relates; provided that the actual amount of the Annual Performance Bonus may be greater or less than such target amount; provided further that Mr. Shukla’s Annual Performance Bonus for the 2023 performance year shall be pro-rated such that it shall be based on a Base Salary of $489,600 for the period from January 1, 2023 to July 31, 2023 and on a Base Salary of $575,000 for the period from the Transition Date to December 31, 2023; and (iii) the Company awarded Mr. Shukla 266,000 restricted stock units (the “Shukla RSUs”) under the Plan on the Transition Date; the Shukla RSUs are subject to the terms and conditions of the Plan and the restricted stock unit agreement between Mr. Shukla and Company entered into pursuant thereto (the “Shukla RSU Agreement”); and the Shukla RSUs shall vest in four equal annual installments beginning on the first anniversary of the Transition Date, except as otherwise provided in the Shukla RSU Agreement. In January 2024, Mr. Shukla’s base salary was increased, effective January 1, 2024, to $603,750 with a target bonus opportunity remaining at 50% of his base salary.

The Shukla Amended Employment Agreement also provides for the following severance payments upon termination by the Company without Cause (as defined in the Shukla Amended Employment Agreement) or by Mr. Shukla for Good Reason (as defined in the Shukla Amended Employment Agreement): (i) payment of his then-current Base Salary for a period of 12 months following termination; (ii) a pro-rated target bonus for the period during which Mr. Shukla was employed in the year of termination; and (iii) continued coverage under the Company’s group health insurance plan until the earlier of 12 months from termination or the date Mr. Shukla becomes eligible for medical benefits with another employer. Further, the Shukla Amended Employment Agreement provides that upon termination by the Company without Cause or by Mr. Shukla for Good Reason within (i) 90 days prior to the earlier to occur of a Change of Control (as defined in the Shukla Amended Employment Agreement) or the execution of a definitive agreement, the consummation of which would result in a Change of Control or (ii) one year following a Change of Control, Mr. Shukla will be entitled to receive: (i) a lump sum payment equal to 18 months of his then-current Base Salary plus an amount equal to one-and-one-half times the target amount of his Annual Performance Bonus; (ii) acceleration of all unvested equity awards as of the date of termination; and (iii) continued coverage under the Company’s group health insurance plan until the earlier of 18 months from termination or the date Mr. Shukla becomes eligible for medical benefits with another employer. Payment in each case is subject to Mr. Shukla’s execution of a release satisfactory to the Company following such termination. In addition, if Mr. Shukla’s employment terminates as a result of disability or death, he will be entitled to receive a pro-rated target bonus for the period during which he was employed in the year of termination.

Ankit Mahadevia, M.D.

On October 20, 2017, we entered into an employment agreement with Dr. Mahadevia with respect to his employment as our Chief Executive Officer, as amended on November 10, 2022. The terms of Dr. Mahadevia’s agreement provided for an annual base salary of $400,000, and eligibility for an annual incentive bonus, with a target bonus opportunity of 30% of his then-current base salary, subject to adjustment by the Board of Directors or Compensation Committee. Dr. Mahadevia’s annual base salary and target bonus opportunity were subsequently increased over time. In December 2021, Dr. Mahadevia’s base salary was increased, effective February 1, 2022, to $635,000, with a target bonus opportunity of 60% of his base salary. In January 2023, Dr. Mahadevia’s base salary was increased, effective February 1, 2023, to $647,700, with a target bonus opportunity of 60% of his base salary. Dr. Mahadevia stepped down as Chief Executive Officer effective August 1, 2023. On June 13, 2023, we entered into a (i) Transition and Separation Agreement with Dr. Mahadevia (the “Mahadevia Separation Agreement”) and (ii) Consulting Agreement with Dr. Mahadevia (the “Mahadevia Consulting Agreement”), each as described below.

Dr. Mahadevia’s employment agreement provided for the following increased severance payments upon termination by us without Cause (as defined below) or by Dr. Mahadevia for Good Reason (as defined below): (i) payment of his then current base salary for a period of 12 months following termination; (ii) a pro-rated target bonus for the period during which Dr. Mahadevia was employed in the year of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Dr. Mahadevia becomes eligible for medical benefits with another employer. Further, the agreement provided that upon termination by us without Cause or by Dr. Mahadevia for Good Reason within 90 days prior to the earlier to occur of a Change of Control (as defined below) or the execution of a definitive agreement the consummation of which would result in a Change of Control or one year following a Change of Control (a “Change of Control Termination”), Dr. Mahadevia was entitled to receive (i) a lump sum payment equal to 18 months of his then-current base salary plus the amount of his then-current target performance bonus; (ii) acceleration of all unvested equity awards as of the date of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Dr. Mahadevia becomes eligible for medical benefits with another employer. Payment in each case was subject to Dr. Mahadevia’s execution of a release satisfactory to us following such termination. In addition, if Dr. Mahadevia’s employment terminated as a result of disability or death, he was entitled to receive a pro-rated target bonus for the period during which Dr. Mahadevia was employed in the year of termination. The agreement also provided that Dr. Mahadevia shall serve as a member of our Board of Directors during his employment with us until the term of his directorship expires and he is not re-elected or his earlier resignation or removal from our Board of Directors.

On June 13, 2023, we entered into the Mahadevia Separation Agreement. Pursuant to the terms of the Mahadevia Separation Agreement, (i) Dr. Mahadevia remained eligible to receive a bonus amount representing a pro-rata bonus for calendar year 2023, subject to the discretion of the Board, calculated through August 1, 2023 (the “Transition Date”), which was paid within ten days following the Transition Date; (ii) if Dr. Mahadevia is eligible for and elects to continue his health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) following the Transition Date, then the Company shall pay his monthly premium under COBRA until the earliest of (A) January 31, 2024; (B) the expiration of his continuation coverage under COBRA; or (C) the date when he becomes eligible to receive health insurance coverage in connection with new employment or self-employment; (iii) that the Company enter into the Mahadevia Consulting Agreement; (iv) notwithstanding any terms of the Company’s 2017 Plan, or any award agreements to the contrary, in the event of a Change of Control (as defined in the Mahadevia Consulting Agreement) and provided Dr. Mahadevia is a member of the Board on the effective date of the Change of Control, Dr. Mahadevia shall become fully vested in any and all equity awards outstanding as of the effective date of the Change of Control; and (v) Dr. Mahadevia was appointed by the Board of Directors to serve as Chairman of the Board, effective as of the Transition Date.

On June 13, 2023, we entered into the Mahadevia Consulting Agreement. Pursuant to the terms of the Mahadevia Consulting Agreement, Dr. Mahadevia will perform certain consulting services for the Company which commenced on the Transition Date and continues through July 31, 2025, including advising the Company on general operational and strategic matters (the “Mahadevia Services”). Under the Mahadevia Consulting Agreement, the Company shall pay Dr. Mahadevia (i) $54,000 per month for the Mahadevia Services from the Transition Date through January 31, 2024 and (ii) an hourly rate of $310.00 per hour beginning on February 1, 2024 and continuing through July 31, 2025. Further, the equity that Dr. Mahadevia received under the 2017 Plan and any Stock Option Agreement or Restricted Stock Unit Agreement executed pursuant thereto prior to the Transition Date (collectively, the “Mahadevia Award Agreements”) shall continue to vest in accordance with the terms of the Plan and the Mahadevia Award Agreements during the term of the Mahadevia Consulting Agreement. Dr. Mahadevia may exercise any vested options during the term of the Mahadevia Consulting Agreement and for 90 days following a termination event triggering an exercise period applicable to same (but no later than the date such award expires) in accordance with the terms of the Plan and the applicable Mahadevia Award Agreements. In addition, in the event of a Change of Control (as defined in Mahadevia Consulting Agreement) on or before July 31, 2025, Dr. Mahadevia shall become fully vested in any and all equity awards outstanding as of the effective date of such Change of Control, provided that the Mahadevia Consulting Agreement remains in effect as of the effective date of such Change of Control.

Tamara Joseph

On November 6, 2020, we entered into an employment agreement with Ms. Joseph with respect to her employment as our Chief Legal Officer, as amended on November 10, 2022. The terms of Ms. Joseph’s agreement provided for an annual base salary of $385,000 prorated for fiscal year 2020, and eligibility for an annual incentive bonus, with a target bonus opportunity of 40% of her then-current base salary, subject to adjustment by the Board of Directors or Compensation Committee. Ms. Joseph’s annual base salary has been subsequently increased over time. As of July 1, 2021, Ms. Joseph's base salary was increased to $435,000, with a target bonus opportunity of 40% of her base salary. In December 2021, Ms. Joseph’s base salary was increased, effective February 1, 2022, to $450,000 with a target bonus opportunity of 40% of her base salary. In January 2023, Ms. Joseph’s base salary was increased, effective February 1, 2023, to $459,000 with a target bonus opportunity of 40% of her base salary. In January 2024, Ms. Joseph’s base salary was increased, effective January 1, 2024, to $475,065 with a target bonus opportunity of 40% of her base salary.

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

Effective as of March 6, 2024, Ms. Joseph’s employment as our Chief Legal Officer ended. In connection with Ms. Joseph stepping down, she is entitled to receive severance pay in the amount of $356,298.75, payable as continued salary in accordance with the our regular payroll dates and a pro rated cash bonus equal to $34,266.98 for the year ending December 31, 2024, which will be paid to Ms. Joseph when we pay the 2024 annual bonuses to our employees in 2025, but in any event no later than March 15, 2025. To implement the foregoing, we and Ms. Joseph entered into a Separation Agreement. We also entered into the Joseph Consulting Agreement, effective as of March 6, 2024, pursuant to which Ms. Joseph will provide consulting services to us on an hourly, as needed basis, for a term of nine months following March 6, 2024 at a rate of $395.00 per hour. Ms. Joseph’s employee stock options and RSUs will continue to vest during the term of the Joseph Consulting Agreement and after the term of the Joseph Consulting Agreement ends, all of Ms. Joseph’s then vested and unexercised options and RSUs will be exercisable for 90 days in accordance with the terms of such options and RSUs and the 2017 Plan and the 2019 Inducement Plan, as applicable.

Timothy Keutzer

On January 1, 2020, we entered into an employment agreement with Mr. Keutzer with respect to his employment as our Chief Development Officer, as amended on November 10, 2022. The terms of Mr. Keutzer’s agreement provided for an annual base salary of $ 330,000 and eligibility for an annual incentive bonus, with a target bonus opportunity of 40% of his then-current base salary, subject to adjustment by the Board of Directors or Compensation Committee. Mr. Keutzer’s annual base salary has been subsequently increased over time. In December 2021, Mr. Keutzer’s base salary was increased, effective February 1, 2022, to $425,000 with a target bonus opportunity of 40% of his base salary.

On February 1, 2023, we entered into an Amended and Restated Employment Agreement with Mr. Keutzer with connection with his appointment as our Chief Operating Officer (the “Keutzer Amended Employment Agreement”). Under the terms of the Keutzer Amended Employment Agreement, the Company shall pay Mr. Keutzer an annual base salary of $459,000, with a target bonus opportunity of 40% of his base salary. In January 2024, Mr. Keutzer’s base salary was increased, effective January 1, 2024, to $475,065 with a target bonus opportunity remaining at 40% of his base salary.

The agreement also provides for the following severance payments upon termination by us without Cause or by Mr. Keutzer for Good Reason: (i) payment of his then-current base salary for a period of nine months following termination; (ii) a pro-rated target bonus for the period during which Mr. Keutzer was employed in the year of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Mr. Keutzer becomes eligible for medical benefits with another employer. Further, the agreement provides that upon termination by us without Cause or by Mr. Keutzer for Good Reason within 90 days prior to the earlier to occur of a Change of Control or a Change of Control Termination, Mr. Keutzer will be entitled to receive: (i) a lump sum payment equal to 12 months of his then-current base salary plus the amount of his then-current target performance bonus; (ii) acceleration of all unvested equity awards as of the date of termination; and (iii) continued coverage under our group health insurance plan until the earlier of 12 months from termination or the date Mr. Keutzer becomes eligible for medical benefits with another employer. Payment in each case is subject to Mr. Keutzer ‘s execution of a release satisfactory to us following such termination. In addition, if Mr. Keutzer’s employment terminates as a result of disability or death, he shall be entitled to receive a pro-rated target bonus for the period during which Mr. Keutzer was employed in the year of termination.

Under each of the employment agreements, Cause means (i) the executive’s conviction of (A) a felony or (B) any misdemeanor involving moral turpitude, deceit, dishonesty or fraud; (ii) the executive’s willful failure or refusal to comply with lawful directions of our Board of Directors (or, for Mr. Keutzer and Ms. Joseph, the lawful directions of the Chief Executive Officer), which failure or refusal continues for more than thirty days after written notice is given to the executive by our Board of Directors (or, for Mr. Keutzer and Ms. Joseph, by the Chief Executive Officer), which notice sets forth in reasonable detail the nature of such failure or refusal; (iii) willful and material breach by the executive of a written company policy applicable to the executive or the executive’s covenants and/or obligations under his or her employment agreement or the material breach of the executive’s proprietary information and inventions assignment agreement; and/or (iv) material misconduct by the executive that seriously discredits or damages us or any of our affiliates.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table shows grants of stock options and awards outstanding on the last day of the fiscal year ended December 31, 2023 to each of the named executive officers.

	Option Awards						Stock Awards

									Market
									Value of
	Number of		Number of				Number of		Shares or
	Securities		Securities				Shares or		Units of
	Underlying		Underlying		Option		Units of		Stock that
	Unexercised		Unexercised		Exercise	Option	Stock That		Have not
	Options (#)		Options (#)		Price	Expiration	Have not		Vested
Name	Exercisable		Unexercisable		($)	Date	Vested (#)		($) (1)
Satyavrat Shukla	54,688	(2)	20,312	(2)	17.93	1/4/2031	—		—
	24,378	(3)	28,812	(3)	11.18	1/31/2032	—		—
	—		—		—	—	12,033	(4)	17,689
	—		—		—	—	28,510	(5)	41,910
	—		—		—	—	265,957	(6)	390,957
	—		—		—	—	266,000	(7)	391,020

Ankit Mahadevia, M.D.	22,213	(8)	—		5.90	7/5/2027	—		—
	101,488	(9)	—		5.90	7/5/2027	—		—
	118,888	(10)	—		5.90	7/5/2027	—		—
	244,220	(11)	—		5.90	7/5/2027	—		—
	125,079	(12)	—		11.63	12/12/2027	—		—
	180,000	(13)	—		6.26	1/1/2029	—		—
	172,500	(14)	7,500	(14)	9.34	2/2/2030	—		—
	127,017	(15)	52,302	(15)	19.18	1/31/2031	—		—
	86,043	(3)	101,687	(3)	11.18	1/31/2032	—		—
	—		—		—	—	39,109	(4)	57,490
	—		—		—	—	100,626	(5)	147,920
	—		—		—	—	531,914	(6)	781,914

Tamara Joseph	56,250	(16)	56,250	(16)	17.28	12/2/2030	—		—
	24,378	(3)	28,812	(3)	11.18	1/31/2032	—		—
	—		—		—	—	12,033	(4)	17,689
	—		—		—	—	28,510	(5)	41,910
	—		—		—	—	265,957	(6)	390,957

Timothy Keutzer	55,943	(11)	—		5.90	7/5/2027	—		—
	25,016	(12)	—		11.63	12/12/2027	—		—
	25,000	(13)	—		6.26	1/1/2029	—		—
	52,708	(14)	2,292	(14)	9.34	2/2/2030	—		—
	40,681	(15)	16,751	(15)	19.18	1/31/2031	—		—
	24,378	(16)	28,812	(16)	11.18	1/31/2032	—		—
	—		—		—	—	12,033	(4)	17,689
	—		—		—	—	28,812	(5)	42,354
	—		—		—	—	265,957	(6)	390,957
1.
The market value of the stock awards is based on the closing price of our common stock of $1.47 per share on December 29, 2023.
2.
25% of the options vested on January 4, 2022 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.
3.
25% of the options vested on February 1, 2023 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.

4.
Consists of RSUs. Each RSU represents the right to receive one share of common stock upon vesting. The RSUs vest in four equal annual installments beginning on August 26, 2022, subject to the individual's continued service through the applicable vesting date.
5.
Consists of RSUs. Each RSU represents the right to receive one share of common stock upon vesting. The RSUs vest in four equal annual installments beginning on February 1, 2023, subject to the individual's continued service through the applicable vesting date.
6.
Consists of RSUs. Each RSU represents the right to receive one share of common stock upon vesting. The RSUs vest in four equal annual installments beginning on February 1, 2024, subject to the individual's continued service through the applicable vesting date.
7.
Consists of RSUs. Each RSU represents the right to receive one share of common stock upon vesting. The RSUs vest in four equal annual installments beginning on August 1, 2024 subject to the individual's continued service through the applicable vesting date.
8.
100% of these options vested on August 24, 2019.
9.
100% of these options vested on April 28, 2020.
10.
100% of these options vested on July 6, 2017.
11.
100% of these options vested on July 6, 2021.
12.
100% of these options vested on December 13, 2021.
13.
100% of these options vested on January 2, 2023.
14.
25% of the options vested on February 3, 2021 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.
15.
25% of the options vested on February 1, 2022 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.
16.
25% of the options vested on December 2, 2021 and an additional 1/36th of the remaining shares vest monthly until the option is fully vested. In addition, in the event of a Change of Control Termination, the vesting of these options will accelerate in accordance with the terms of the option and his or her employment agreement.

During the year ended December 31, 2023, the named executive officers did not exercise any stock options.

2022 Retention Cash Bonus and Performance Awards

On July 1, 2022, upon recommendation of the Compensation Committee, the Board of Directors approved a cash and RSU retention award for the Company’s executive officers, including awards to Mr. Shukla, Dr. Mahadevia, Ms. Joseph and Mr. Keutzer consisting of the following:

•
Mr. Shukla received: (i) a cash bonus of $168,000, which was paid on November 30, 2022, and (ii) upon the achievement of certain performance criteria as of May 31, 2023, a cash payment of $336,000, which was paid in June 2023.
•
Dr. Mahadevia received: (i) a cash bonus of $254,000, which was paid on November 30, 2022, and (ii) upon the achievement of certain performance criteria as of May 31, 2023, a cash payment of $508,000, which was paid in June 2023.
•
Ms. Joseph received: (i) a cash bonus of $157,500, which was paid on November 30, 2022, and (ii) upon the achievement of certain performance criteria as of May 31, 2023, a cash payment of $315,000, which was paid in June 2023.
•
Mr. Keutzer received: (i) a cash bonus of $148,785, which was paid on November 30, 2022, and (ii) upon the achievement of certain performance criteria as of May 31, 2023, a cash payment of $297,500, which was paid in June 2023.

The payments were based on the achievement of certain performance criteria by May 31, 2023 relating to pipeline execution, business development, and financial stewardship.

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

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2023 to each of our current non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards* ($) (2)(6)		Total($)
Milind Deshpande, Ph.D.	82,500	23,200	—		105,700
Scott Jackson	57,500	23,200	—		80,700
Ankit Mahadevia, M.D. (3)	—	—	—		—
John C. Pottage, Jr., M.D.	60,000	23,200	—		83,200
Cynthia Smith	50,000	23,200	—		73,200
Frank E. Thomas	65,625	23,200	—		88,825
Kathleen Tregoning	10,000	23,200	39,974	(4)	73,174
Patrick Vink, M.D.	50,000	23,200	19,987	(5)	93,187

1.
These amounts represent the aggregate grant date fair value for RSU awards computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 8 to our consolidated financial statements, included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
2.
These amounts represent the aggregate grant date fair value of options granted to each director in the fiscal year ended December 31, 2023, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 8 to our consolidated financial statements, included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
3.
Dr. Mahadevia served as our President and Chief Executive Officer for part of 2023; as such, his compensation earned as a director is disclosed in the Summary Compensation Table above.
4.
Represents an option to purchase 30,942 shares of common stock at an exercise price of $1.74. The shares underlying the option award vested and became fully exercisable on December 31, 2023.
5.
Represents an option to purchase 15,471 shares of common stock at an exercise price of $1.74. The shares underlying the option award vested and became fully exercisable on December 31, 2023.
6.
As of December 31, 2023, the aggregate number of options held by each of our current non-employee directors was as follows (representing both exercisable and unexercisable option awards, none of which have been exercised):

Name	Number of Shares Underlying Outstanding Stock Options
Milind Deshpande, Ph.D.	83,664

Scott Jackson	30,000
Ankit Mahadevia, M.D.	1,338,937
John C. Pottage, Jr., M.D.	33,219
Cynthia Smith	35,848
Frank E. Thomas	63,893
Kathleen Tregoning	50,370
Patrick Vink, M.D.	82,067

Non-Employee Director Compensation Policy

Under our Non-Employee Director Compensation Policy, as amended (the “Non-Employee Director Compensation Policy”), each non-employee director is eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards. Our non-employee directors received the following annual retainers for their service as of December 31, 2023:

Position	Retainer
Board Member	$40,000
Board Chairperson (additional retainer)	30,000
Lead Director, if any (additional retainer)	18,750
Audit Committee Chair	20,000
Compensation Committee Chair	20,000
Nominating and Governance Committee Chair	15,000
Development Committee Chair	10,000
Audit Committee Member	10,000
Compensation Committee Member	10,000
Nominating and Governance Committee Member	7,500
Development Committee Member	5,000

Our Non-Employee Director Compensation Policy provides the following with respect to equity awards to non-employee directors: (i) the initial equity award consisting of a non-qualified stock option to purchase shares of our common stock upon first appointment to our Board of Directors and vesting in equal monthly installments until the third anniversary of the grant date subject to the non-employee director’s continued service in the amount of 15,000 shares, and (ii) annual equity awards consisting of a grant of 20,000 RSUs (each RSU relating to one share of our common stock) on the date of our annual meeting of stockholders. The RSUs vest on the first anniversary of the grant date, subject to the director’s continued service, and are issued under, and are subject to the terms of, the 2017 Plan. The policy also provides that, prior to the beginning of each calendar year, a non-employee director may elect to receive all or a portion of his or her base annual fee for service on our Board of Directors in the form of a non-qualified stock option to purchase a number of shares of our common stock based on the Black-Scholes value of such option, which option will be granted on the first business day of the calendar year. These options vest in four quarterly installments on the last day of each calendar quarter during the calendar year, subject to the continued service of the non-employee director.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 8, 2024 for (a) the executive officers named in the Summary Compensation Table on Item 11 of this Amendment, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 8, 2024 pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 53,869,139 shares of common stock outstanding on March 8, 2024.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Principal Stockholders
GSK Equity Investments, Limited (1)	9,190,606	17.06%
Anson Funds Management, LP (2)	4,297,599	7.98%
Named Executive Officers and Directors
Satyavrat Shukla (3)	92,419	*
Timothy Keutzer (4)	301,355	*
Tamara Joseph (5)	155,360	*
Milind Deshpande, Ph.D. (6)	100,118	*
Scott Jackson (7)	30,000	*
Ankit Mahadevia, M.D. (8)	1,443,052	2.62%
John C. Pottage, Jr., M.D. (9)	33,219	*
Cynthia Smith (10)	35,848	*
Frank E. Thomas (11)	63,893	*
Kathleen Tregoning (12)	56,354	*
Patrick Vink, M.D. (13)	82,067	*
All current executive officers and directors as a group (11 persons) (14)	2,359,745	4.32%

* Indicates beneficial ownership of less than 1%.

1.
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
2.
Consists of shares of common stock owned by Anson Funds Management LP. The address for Anson Funds Management LP is 16000 Dallas Parkway, Suite 800, Dallas, Texas 75248. This information is based solely on a Schedule 13G filed by Anson Funds Management LP with the SEC on February 14, 2024, which reported ownership as of December 31, 2023.
3.
Consists of 92,419 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Mr. Shukla.
4.
Consists of (i) 63,813 shares of common stock and (ii) 237,542 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Mr. Keutzer.
5.
Consists of (i) 61,378 shares of common stock and (ii) 93,982 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Ms. Joseph, our former Chief Legal Officer.
6.
Consists of (i) 16,454 shares of common stock and (ii) 83,664 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Dr. Deshpande.
7.
Consists of 30,000 shares of common stock underlying options that are exercisable as of March 8 , 2024 or will become exercisable within 60 days after such date held by Mr. Jackson.
8.
Consists of (i) 65,817 shares of common stock held by Mahadevia-Mehta Family Trust, of which Dr. Mahadevia is the trustee, and (ii) 154,052 shares of common stock and (iii) 1,223,183 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Dr. Mahadevia.
9.
Consists of 33,219 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Dr. Pottage.
10.
Consists of 35,848 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Ms. Smith.
11.
Consists of 63,893 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Mr. Thomas.
12.
Consists of 56,354 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Ms. Tregoning.

13.
Consists of 82,067 shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Dr. Vink.
14.
See 3 and 4 and 6 through 13 above; also includes shares of common stock underlying options that are exercisable as of March 8, 2024 or will become exercisable within 60 days after such date held by Dr. Hamed, who is an executive officer but not a named executive officer.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (3)	Weighted-average exercise price of outstanding options, warrants and rights ($) (4)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
Equity compensation plans approved by stockholders(1)	6,151,728	10.32	4,382,875
Equity compensation plans not approved by stockholders(2)	2,152,672	15.85	1,030,096
Total:	8,304,400	10.89	5,412,971

1.
This plan category consists of our 2017 Plan.
2.
This plan category consists of our 2019 Inducement Plan.
3.
Represents shares of common stock issuable upon the exercise of outstanding stock options and vesting of outstanding RSUs.
4.
Represents the weighted-average exercise price of outstanding options to purchase shares of common stock issued under our plans.

Benefits Programs

Each named executive employee is eligible to participate in our benefits programs, which include health, life, disability and dental insurance and a 401(k) retirement savings plan.

Spero Therapeutics, Inc.’s 2017 Stock Incentive Plan

We adopted the Spero Therapeutics, Inc. 2017 Plan on June 28, 2017, as amended on October 18, 2017 and August 17, 2021, September 15, 2022 and October 5, 2023. The 2017 Plan will expire on June 30, 2027. Under the 2017 Plan, we may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

Since its adoption, there have been 12,188,627 shares of our common stock authorized for issuance under the 2017 Plan. As of March 8, 2024, a total of 1,930,722 shares are available for future grant under the 2017 Plan.

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

Spero Therapeutics, Inc.’s 2019 Inducement Equity Incentive Plan

On March 11, 2019, the Board of Directors adopted Spero Therapeutics, Inc.’s 2019 Inducement Plan, as amended on June 23, 2020, December 22, 2022, July 27, 2023, and October 30, 2023. The Board of Directors initially reserved 331,500 shares of our common stock under the 2019 Inducement Plan to be used exclusively for grants of awards to individuals that were not previously our employees or directors, as an inducement to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As previously disclosed, in June 2020, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 700,000 shares. In December 2022, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 875,000 shares. In July 2023, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 250,000 shares. In October 2023, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. The 2019 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4). The 2019 Inducement Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock-based awards, and its terms are substantially similar to the 2017 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception.

As of March 8, 2024, there were 2,102,141 shares outstanding and 2,421,112 shares available for grant under the 2019 Inducement Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of transactions since January 1, 2022, to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We refer to such transactions as “related party transactions” and such persons as “related parties.” With the approval of our Board of Directors, we have engaged in the related party transactions described below. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unaffiliated third parties.

Transactions with GSK

License Agreement

On September 21, 2022, we entered into the GSK License Agreement with GSK. Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine and are eligible to receive up to $525.0 million in development, sales, and commercial milestones payments, as well as low single-digit to low double-digit tiered royalties on net product sales. Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

In July 2023, we entered into Amendment 1 to the GSK License Agreement, which updated the technology transfer terms of the GSK License Agreement. In December 2023, we entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO. Under the terms of Amendment 2, we may receive up to an additional $4.3 million in tranched milestones based on activities in such country.

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

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements, our Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our Amended and Restated Certificate of Incorporation, as amended, also requires us to advance expenses incurred by our directors and officers, subject to limited exceptions. We also maintain a general liability insurance policy which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

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

Director Independence

Our Board of Directors undertook a review of the composition of our Board of Directors and independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Milind Deshpande, Ph.D., Scott Jackson, John C. Pottage, Jr., M.D., Cynthia Smith, Frank E. Thomas, Kathleen Tregoning and Patrick Vink, M.D. would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Satyavrat Shukla would not qualify as “independent” under applicable Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated Board committees because he currently serves as our Chief Executive Officer. Additionally, Ankit Mahadevia, M.D. would not qualify as “independent” under applicable Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated Board committees because he previously served as our Chief Executive Officer within the past three years. In making such determinations, our Board of Directors considered the relationships that each of our non-employee directors has with our company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP was our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022.

The following table presents fees for professional audit services and other services rendered by PricewaterhouseCoopers LLP to us for the fiscal years ended December 31, 2023 and December 31, 2022:

	Fiscal Year 2023	Fiscal Year 2022
Audit Fees(1)	$864,000	$1,024,500
Audit-Related Fees(2)	75,000	75,000
Tax Fees	100,000	—
All Other Fees(3)	5,737	956
Total	$1,044,737	$1,100,456

1.
Audit fees consisted of audit work performed in the preparation of financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements.
2.
Audit related fees consist of fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.
3.
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

(3)
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

3.3	Amended and Restated Bylaws of the Registrant		Form 10-Q (Exhibit 3.1)	11/13/2023	001-38266

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	7/17/2018	001-38266

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	11/16/2018	001-38266

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	2/28/2020	001-38266

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	9/14/2020	001-38266

4.1	Form of Common Stock Certificate		Form S-1 (Exhibit 4.1)	10/6/2017	333-220858

4.2	Description of Registrant’s Securities		Form 10-K (Exhibit 4.2)	3/30/2023	001-38266

10.1#	2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	10/10/2023	001-38266

10.2#	Form of Stock Option Agreement under the 2017 Stock Incentive Plan, as amended		Form S-8 (Exhibit 4.6)	9/20/2021	333-259662

10.3#	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/30/2021	001-38266

10.4#	2019 Inducement Equity Incentive Plan, as amended	X

10.5#	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan, as amended		Form S-8 (Exhibit 4.6)	8/10/2023	333-273880

10.6#	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan, as amended		Form S-8 (Exhibit 4.7)	8/10/2023	333-273880

10.7#	Form of Director and Officer Indemnification Agreement		Form S-1 (Exhibit 10.4)	10/6/2017	333-220858

10.8#	Non-Employee Director Compensation Policy, as amended	X

10.9#	Consulting Agreement, dated June 13, 2023, by and between the Registrant and Ankit Mahadevia, M.D.		Form 10-Q (Exhibit 10.2)	8/10/2023	001-38266

10.10#	Amended and Restated Employment Agreement, dated June 13, 2023, by and between the Registrant and Satyavrat Shukla		Form 10-Q (Exhibit 10.3)	8/10/2023	001-38266

10.11#	Employment Agreement, dated August 11, 2022, by and between the Registrant and Kamal Hamed		Form 10-Q (Exhibit 10.5)	11/14/2022	001-38266

10.12#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Kamal Hamed, M.D.		Form 10-Q (Exhibit 10.8)	11/14/2022	001-38266

10.13#	Employment Agreement, dated January 1, 2020, by and between the Registrant and Timothy Keutzer		Form 10-K (Exhibit 10.12)	3/16/2020	001-38266

10.14#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Timothy Keutzer		Form 10-Q (Exhibit 10.9)	11/14/2022	001-38266

10.15#	Second Amendment to Employment Agreement, dated as of February 1, 2023, by and between the Registrant and Timothy Keutzer		Form 10-Q (Exhibit 10.1)	5/11/2023	001-38266

10.16#	Employment Agreement, dated November 6, 2020, by and between the Registrant and Tamara Joseph		Form 10-K (Exhibit 10.13)	3/11/2021	001-38266

10.17#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Tamara Joseph		Form 10-Q (Exhibit 10.10)	11/14/2022	001-38266

10.18#	Separation Agreement, dated February 9, 2024, by and between the Registrant and Tamara Joseph	X

10.19#	Consulting Agreement, dated February 9, 2024, by and between the Registrant and Tamara Joseph	X

10.20	Lease Agreement, dated August 24, 2015, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form S-1 (Exhibit 10.11)	10/6/2017	333-220858

10.21	First Amendment to Lease Agreement, dated January 17, 2018, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	1/23/2018	001-38266

10.22	Second Amendment to Lease Agreement, dated December 16, 2019, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	12/19/2019	001-38266

10.23	Third Amendment to Lease Agreement, dated May 4, 2020, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 10-Q (Exhibit 10.4)	8/6/2020	001-38266

10.24	Sublease, dated July 6, 2016, by and between the Registrant and Tetraphase Pharmaceuticals, Inc.		Form S-1 (Exhibit 10.12)	10/6/2017	333-220858

10.25†

Stock Purchase Agreement, dated June 6, 2016, by and among Spero Cantab, Inc., the Registrant, Spero Cantab UK Limited, PBB Distributions Limited, New Pharma License Holdings Limited, Cantab Anti-Infectives Ltd and Pro Bono Bio PLC, as amended by Amendment to Stock Purchase Agreement, dated July 18, 2017

			Form S-1 (Exhibit 10.13)	10/6/2017	333-220858

10.26†	Assignment and License Agreement, dated May 9, 2016, by and among Spero Trinem, Inc., the Registrant and Vertex Pharmaceuticals Incorporated		Form S-1/A (Exhibit 10.14)	10/23/2017	333-220858

10.27†	License Agreement, dated June 14, 2017, by and between the Registrant and Meiji Seika Pharma Co., Ltd., as supplemented by Addendum to License Agreement, dated June 14, 2017		Form S-1 (Exhibit 10.15)	10/6/2017	333-220858

10.28†	Contract Award, dated July 12, 2018, issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services		Form 10-Q (Exhibit 10.1)	11/8/2018	001-38266

10.29††	Amended and Restated License Agreement, dated January 15, 2021, by and between the Registrant and Everest Medicines II Limited		Form 10-K (Exhibit 10.25)	3/11/2021	001-38266

10.30

Exchange Agreement, dated November 15, 2018, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and MSI BVF SPV LLC

			Form 8-K (Exhibit 10.1)	11/16/2018	001-38266

10.31††	License Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.		Form 10-Q (Exhibit 10.1)	8/5/2021	001-38266

10.32	Share Purchase Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.		Form 10-Q (Exhibit 10.2)	8/5/2021	001-38266

10.33††	Exclusive License Agreement, dated September 21, 2022, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.3)	11/14/2022	001-38266

10.34††	Amendment 1 to Exclusive License Agreement, dated July 4, 2023, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited	X

10.35††	Amendment 2 to Exclusive License Agreement, dated December 20, 2023, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited	X

10.36	Share Purchase Agreement, dated September 21, 2022, by and between the Registrant and Glaxo Group Limited		Form 10-Q (Exhibit 10.4)	11/14/2022	001-38266

10.37	Controlled Equity Offering Sales Agreement, dated March 11, 2021, by and between the Registrant and Cantor Fitzgerald & Co.		Form 10-K (Exhibit 10.28)	3/11/2021	001-38266

10.38	Form of Proprietary Information and Inventions Assignment Agreement		Form S-1/A (Exhibit 10.17)	10/23/2017	333-220858

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/16/2020	001-38266

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

97.1	Clawback Policy, effective as of November 12, 2023	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: March 13, 2024	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Satyavrat Shukla and Esther Rajavelu his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Satyavrat Shukla	President, Chief Executive Officer and Director	March 13, 2024
Satyavrat Shukla	(Principal Executive Officer)

/s/ Esther Rajavelu	Chief Financial Officer, Chief Business Officer and Treasurer	March 13, 2024
Esther Rajavelu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Milind Deshpande, Ph.D.	Director	March 13, 2024
Milind Deshpande, Ph.D.

/s/ Scott Jackson	Director	March 13, 2024
Scott Jackson

/s/ Ankit Mahadevia, M.D.	Chairman	March 13, 2024
Ankit Mahadevia, M.D.

/s/ John C. Pottage, M.D.	Director	March 13, 2024
John C. Pottage, M.D.

/s/ Cynthia Smith	Director	March 13, 2024
Cynthia Smith

/s/ Frank E. Thomas	Director	March 13, 2024
Frank E. Thomas

/s/ Kathleen Tregoning	Director	March 13, 2024
Kathleen Tregoning

/s/ Patrick Vink, M.D.	Director	March 13, 2024
Patrick Vink, M.D.