Form 10-Q
period 2024-03-31
Spero Therapeutics, Inc.
filed 2024-05-15
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 53,986,639 shares of common stock, $0.001 par value per share, outstanding.

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
•
the potential receipt of milestone payments and royalties on future sales under our License Agreement, as amended (the “GSK License Agreement”), with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”), and the potential receipt of milestone payments under our other various license and collaboration agreements;
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
•
We and certain current and former of our executive officers have been named as defendants in two initiated lawsuits, which were ordered consolidated, and two derivative lawsuits, that could result in substantial costs and divert management’s attention.
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

ii

Spero Therapeutics, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$82,271	$76,333
Collaboration receivable, current - related party	49,198	49,152
Other receivables	5,017	1,545
Prepaid expenses and other current assets	3,668	4,178
Total current assets	140,154	131,208
Property and equipment, net	2	2
Operating lease right of use assets	3,902	4,155
Collaboration receivable, non-current - related party	23,211	46,590
Other assets	434	435
Total assets	$167,703	$182,390

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	3,066	1,378
Accrued expenses and other current liabilities	5,380	6,557
Operating lease liabilities	1,725	1,718
Income taxes payable	387	387
Deferred revenue, current	2,868	2,132
Deferred revenue, current - related party	28,395	24,981
Total current liabilities	41,821	37,153
Non-current operating lease liabilities	3,519	3,825
Deferred revenue, non-current	9,948	10,825
Deferred revenue, non-current - related party	16,128	23,606
Other long-term liabilities	38	87
Total liabilities	71,454	75,496
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 53,869,139 shares issued and outstanding as of March 31, 2024 and 52,999,680 shares issued and outstanding as of December 31, 2023	54	53
Additional paid-in capital	499,936	497,913
Accumulated deficit	(403,741)	(391,072)
Total stockholders' equity	96,249	106,894
Total liabilities and stockholders' equity	$167,703	$182,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Grant revenue	$5,063	$1,329
Collaboration revenue - related party	4,064	517
Collaboration revenue	140	223
Total revenues	9,267	2,069

Operating expenses:
Research and development	17,332	8,979
General and administrative	5,917	7,317
Total operating expenses	23,249	16,296
Loss from operations	(13,982)	(14,227)
Other income (expense):
Interest income	1,327	963
Other income (expense), net	(14)	(2)
Total other income (expense), net	1,313	961
Net loss and comprehensive loss	$(12,669)	$(13,266)

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.25)

Weighted average common shares outstanding, basic and diluted:	53,524,037	52,527,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,669)	$(13,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	113
Non-cash lease cost	254	236
Share-based compensation	2,023	2,170
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	23,333	—
Other receivables	(3,472)	(781)
Prepaid expenses and other current assets	510	(164)
Other assets	1	—
Accounts payable	1,688	(34)
Accrued expenses and other current liabilities	(1,177)	(111)
Deferred revenue, current and non-current	(141)	(224)
Deferred revenue - related party, current and non-current	(4,064)	(516)
Other long-term liabilities	(49)	(11)
Operating lease liability	(299)	(265)
Net cash provided by (used in) operating activities	5,938	(12,853)
Net decrease in cash and cash equivalents:	5,938	(12,853)
Cash, cash equivalents and restricted cash at beginning of period	76,333	109,107
Cash, cash equivalents and restricted cash at end of period	$82,271	$96,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	52,999,680	53	497,913	(391,072)	106,894
Issuance of common stock upon the vesting of restricted stock units and performance stock units	869,459	1	—	—	1
Share-based compensation expense	—	—	2,023	—	2,023
Net loss	—	—	—	(12,669)	(12,669)
Balances at March 31, 2024	53,869,139	54	499,936	(403,741)	96,249

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2022	52,456,195	52	489,760	(413,878)	75,934
Issuance of common stock upon the vesting of restricted stock units	115,618	1	—	—	1
Share-based compensation expense	—	—	2,170	—	2,170
Net loss	—	—	—	(13,266)	(13,266)
Balances at March 31, 2023	52,571,813	53	491,930	(427,144)	64,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. The Company's wholly-owned lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare orphan disease. The Company's partnered programs consist of SPR206 and tebipenem HBr. SPR206 is an IV-administered antibiotic being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting. Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic for use to treat complicated urinary tract infections (“cUTIs”) including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options.

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration and licensing agreements, funding from government contracts and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses, including net losses of $12.7 million and $13.3 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, the Company had an accumulated deficit of $403.7 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024, and results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of March 31, 2024 and December 31, 2023, the Company had no off-balance sheet risks, including but not limited, to foreign exchange contracts, option contracts, or other hedging arrangements.

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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. When an arrangement contains payment terms that are extended beyond one year, a significant financing component may exist. The Company assessed its revenue-generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component exists in certain arrangements. The significant financing component is calculated as the difference between the stated value and present value of the milestones payable and is recognized as interest income over the extended payment period. Judgment is used in determining: (1) whether the financing component in a license agreement is significant and, if so, (2) the discount rate used in calculating the significant financing component.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2024 and 2023, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

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

On March 6, 2024, the SEC approved a rule that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rule requires information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks also includes disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company does not expect this rule to have a material impact on its consolidated financial statements, but it will require increased disclosures within the notes to the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU is related to the disclosure of rate reconciliation and income taxes paid. This guidance becomes effective for annual periods beginning after December 15, 2024 with early adoption permitted and should be applied on a prospective basis. The Company does not expect this standard to have a material impact on its consolidated financial statements, but it will require increased disclosures within the notes to the consolidated financial statements.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$81,596	$—	$81,596
Total cash equivalents	—	81,596	—	81,596

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$75,628	$—	$75,628
Total cash equivalents	—	75,628	—	75,628

Excluded from the tables above is cash of $0.7 million and $0.7 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, there were no transfers between Level 1, Level 2 and Level 3 categories.

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and related expenses	$1,302	$3,339
Accrued external research and development expenses	2,995	2,274
Accrued professional fees	875	708
Accrued other	208	236
Total Accrued expenses and other current liabilities	$5,380	$6,557

5. Common Stock

“At-the-Market” Offering

On March 11, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170), which became effective on March 29, 2021 (the “2021 Form S-3”), and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the “at-the-market” offering program under the Sales Agreement.

The 2021 Form S-3 expired on March 29, 2024. The Company filed a new universal shelf registration statement on Form S-3 with the SEC on March 15, 2024, which became effective on March 22, 2024, and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the Sales Agreement.

Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

During the three months ended March 31, 2024 and 2023, the Company did not sell any shares of its common stock under its Sales Agreement.

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

As of March 31, 2024, a total of 15,345,127 shares of common stock have been authorized and reserved for issuance under all of the Company's equity plans and 2,749,693 shares of common stock were available for future issuance under such plans.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $1.12 and $1.29 per option for those options granted during the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes stock option activity under all equity plans (excluding RSUs) during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	2,865,594	$10.89	5.76	$1
Granted	35,604	1.52
Exercised	—	—
Forfeited or cancelled	(20,135)	13.66
Outstanding as of March 31, 2024	2,881,063	$10.75	5.51	$8
Outstanding as of March 31, 2024 - vested and expected to vest	2,881,063	$10.75	5.51	$8
Exercisable at March 31, 2024	2,488,009	$10.37	5.22	$2

As of March 31, 2024, there was approximately $3.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.37 years.

Restricted Stock Units

The Company granted 3,123,496 RSUs to employees during the three months ended March 31, 2024.

The following table summarizes RSU activity under all equity plans during the three months ended March 31, 2024:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	5,368,807	$2.45
Granted	3,123,496	1.57
Vested and released	(869,459)	2.73
Forfeited or cancelled	(149,600)	1.93
Outstanding as of March 31, 2024	7,473,244	$2.06

As of March 31, 2024, there was approximately $13.7 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.22 years.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. Other than RSUs granted as retention awards, the RSUs vest in four equal annual installments, subject to the individual’s continued service to the Company through the applicable vesting date, and are subject to the terms and conditions of the Company’s form of RSU agreement under the 2017 Plan and 2019 Inducement Plan, as applicable.

Performance-Based Awards

In September 2022, the Company approved an award of 140,000 performance-based stock units as part of an executive inducement grant ("Inducement PSUs"). The Inducement PSUs were awarded based on certain performance criteria relating to pipeline execution, business development, and financial stewardship. As these performance criteria were deemed to be achieved by May 31, 2023, 70,001 of the Inducement PSUs vested in September 2023 and the remaining 69,999 of the Inducement PSUs will vest in September 2024 upon fulfilment of the service condition. The Company recognized less than $0.1 million of expense associated with the Inducement PSUs during the three months ended March 31, 2024.

The following table summarizes Inducement PSU activity under all equity plans during the three months ended March 31, 2024:

	Number of Inducement PSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	69,999	$1.08
Granted	—	—
Vested and released	—	—
Forfeited or cancelled	—	—
Outstanding as of March 31, 2024	69,999	$1.08

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023

Research and development expenses	$690	$798
General and administrative expenses	1,333	1,372
Total	$2,023	$2,170

7. Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company accrues the estimated loss. Disclosure is provided when a loss is considered probable, but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable. If such a loss is not probable or cannot be reasonably estimated, a liability is not recorded.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 9).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 or December 31, 2023.

Legal Proceedings

Two putative class action lawsuits were filed against the Company and certain of its current and former executive officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. The Company filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

A stockholder derivative action was filed against the Company, as nominal defendant, and certain of the Company's current and former officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023. A second stockholder derivative action was filed against the Company, as nominal defendant, and certain of its current and former officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action. The plaintiffs in both derivative suits have agreed to a stay pending decision on the class action, subject to court approval.

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

As of March 31, 2024, the balance of the award was subject to BARDA exercising a second option which would entail funding of $12.7 million and is exercisable by BARDA subject to, among other things, satisfactory progress and results from the biodefense studies described below.

As part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency (“DTRA”), a series of studies to assess the efficacy of tebipenem HBr in the treatment of infections caused by biodefense threats such as anthrax, plague and melioidosis will be conducted under the direction of the Company. DTRA provides up to $10.0 million, in addition to the total potential award from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaborative program for tebipenem HBr. Together, BARDA and DTRA may provide up to $69.7 million in total funding for the clinical development and biodefense assessment of tebipenem HBr, of which $12.7 million is subject to the exercise of options by BARDA and the Company’s achievement of specified milestones.

The Company recognized $4.9 million and $0.5 million of revenue under this agreement during the three months ended March 31, 2024 and 2023, respectively.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.5 million over a base period and six option periods. As of March 31, 2024, funding for the base period totaling $2.2 million, funding for Option 1 of $4.0 million and funding for Option 3 of $0.8 million has been committed. The Company recognized $0.2 million and $0.9 million under this agreement during the three months ended March 31, 2024 and 2023, respectively.

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

SPR720 Agreements

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three months ended March 31, 2024 and 2023, the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not yet probable.

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

Tebipenem HBr Agreements

GSK License Agreement

On November 7, 2022, the Company closed the transactions contemplated by the GSK License Agreement, which was entered into on September 21, 2022. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under the Company’s intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji Seika Pharma Co. Ltd. (“Meiji”) and Meiji’s regulatory documents to develop, manufacture and commercialize tebipenem pivoxil and tebipenem HBr and products that contain tebipenem pivoxil and tebipenem HBr (the “GSK Licensed Products”) in all territories, except certain Asian countries previously licensed to Meiji (Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam (the “Meiji Territory”)) (the “GSK Territory”). If the Company's license with Meiji is terminated, or if Meiji forfeits or loses its rights to develop, manufacture and commercialize tebipenem HBr and products that contain tebipenem HBr in any countries in the Meiji Territory, then GSK will have an exclusive first right to negotiate with the Company to add any such countries to the GSK Territory.

Under the terms of the GSK License Agreement, in November 2022, the Company received an upfront payment of $66.0 million for GSK to secure rights to the medicine.

In July 2023, the Company received written agreement from the FDA, under a special protocol assessment (“SPA”), on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis. Under the terms of the GSK License Agreement, the Company received a $30.0 million development milestone payment during the third quarter of 2023.

In December 2023, the Company commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, the Company was entitled to receive a $95.0 million development milestone payable in four equal semiannual installments. In February 2024, the Company received the first installment payment of $23.8 million for such development milestone.

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

In July 2023, the Company entered into Amendment 1 to the GSK License Agreement, which updated the technology transfer terms of the GSK License Agreement. In December 2023, the Company entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO. Under the terms of Amendment 2, the Company may receive up to an additional $4.3 million in tranched milestones based on activities in such country. In March 2024, the Company entered into Amendment 3 to the GSK License Agreement, which assigns its rights to Product Trademarks (as defined in Amendment 3 to the GSK License Agreement) to GSK.

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

Unless earlier terminated due to certain material breaches of the GSK License Agreement or by GSK for convenience, or otherwise, the GSK License Agreement will expire on a jurisdiction-by-jurisdiction and GSK Licensed Product-by-GSK Licensed Product basis on the latest to occur of (i) loss of patent exclusivity, (ii) loss of regulatory exclusivity or (iii) ten years following the date of the first commercial sale of such licensed product in such country (the “GSK Royalty Term”). During the GSK Royalty Term, the Company has agreed not to develop, manufacture or commercialize any oral carbapenem for any indication or any oral antibiotic for cUTI; this restriction does not apply to any third party which acquires control of the Company after the date of the GSK License Agreement if certain conditions are met.

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

At contract inception, the total transaction price was $64.7 million, which included the initial payment of $66.0 million in the fourth quarter of 2022 and the discount of $1.3 million related to the stock purchase agreement (“GSK SPA”) with Glaxo Group Limited, an affiliate of GSK. At contract inception, $45.7 million of the initial $64.7 million was allocated to the license transfer performance obligation, which was fully satisfied and recognized as revenue upon delivery of the license. The remaining $19.0 million was allocated to the research and development services obligation and is being recognized over time as services are delivered, estimated to be over a three-year period.

The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. Control of the license was transferred on September 21, 2022 (the “GSK Effective Date”) and GSK could begin to use and benefit from the license at the GSK Effective Date.

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

The Company is entitled to receive the $95.0 million milestone payment in four equal semiannual installments under the GSK License Agreement. This milestone was accounted for as variable consideration under ASC 606 and was added to the transaction price in the fourth quarter of 2023. The Company determined that a significant financing component of $2.5 million exists related to extended payments terms granted to GSK. The Company presents effects of the financing component separately from collaboration revenue - related party as a component of interest income in its consolidated statement of operations. Of the $95.0 million milestone, $64.7 million was recognized upon achievement of the milestone in the fourth quarter of 2023, and the remaining amount after the $2.5 million significant financing component was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered, on a cumulative catch-up basis.

The milestone installment payments are classified as collaboration receivable - related party on the Company's consolidated balance sheet as of March 31, 2024. The Company received the first milestone installment payment of $23.8 million in the first quarter of 2024.

The potential future development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of March 31, 2024 and not included in the transaction price. The Company can also earn sales-based royalties.

Pursuant to Amendment 2 to the GSK License Agreement, the Company allocated $3.2 million of the total potential additional milestones to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under ASC 606 and were added to the transaction price in the fourth quarter of 2023 and will be recognized over time as services are delivered.

In total and inclusive of the above, the Company recognized $4.1 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively, related to the performance obligations, which was recorded as collaboration revenue - related party on its consolidated statement of operations.

The remaining transaction price balance of approximately $44.5 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue - related party in the condensed consolidated balance sheets. As of March 31, 2024, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of March 31, 2024. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem HBr. The Company was obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, of which the Company paid $6.6 million during the year ended December 31, 2022, and the Company paid the remaining $0.9 million in the fourth quarter of 2023. The Company recorded these amounts as research and development expenses in the Company's consolidated statement of operations.

The Company is obligated to make future milestone payments of up to $1.0 million as of March 31, 2024 upon the achievement of specified regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

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

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.3 million as of March 31, 2024) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three months ended March 31, 2024 and 2023, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

Everest Medicines License Agreement

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited (“NPLH”), entered into a license agreement (the “Original Everest License Agreement”), with Everest Medicines II Limited (“Everest”). Under the terms of the Original Everest License Agreement, the Company granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Everest Licensed Products”), in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries (the “Everest Territory”). The Company retained development, manufacturing and commercialization rights with respect to SPR206 and Everest Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Everest Licensed Products in the Everest Territory for use outside the Territory. In addition to the license grant with respect to SPR206, the Company, through its wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, granted Everest a 12-month exclusive option to negotiate with it for an exclusive license to develop, manufacture and commercialize SPR741 in the Everest Territory.

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

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modifies the dates and values of certain milestone events related to development and commercialization of SPR206. Everest will now be making more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Everest Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Everest Licensed Products in the Everest Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Everest Territory.

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

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the Amended Everest License Agreement will expire on a jurisdiction-by-jurisdiction and Everest Licensed Product-by-Everest-Licensed Product basis upon the latest to occur of expiration of the last valid claim under a licensed patent in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of such Everest Licensed Product in such jurisdiction. The Amended Everest License Agreement may be terminated in its entirety by Everest upon 90 or 180 days’ prior written notice, depending on the stage of development of the initial Everest Licensed Product.

As of March 31, 2024, remaining future milestone payments of $34.0 million are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

The Company did not recognize revenue under this agreement during both the three months ended March 31, 2024 and 2023.

Pfizer License and Share Purchase Agreements

On June 30, 2021, the Company and Pfizer Inc. (“Pfizer”) entered into the Pfizer License Agreement and the Pfizer Purchase Agreement. Under the terms of the Pfizer License Agreement, the Company granted Pfizer an exclusive royalty-bearing license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Pfizer Licensed Products”) globally with some territorial exceptions (the “Pfizer Territory”). The Pfizer Territory excludes the United States and the Asian markets previously licensed to Everest, those being the People’s Republic of China, including Hainan Island, the Hong Kong Special Administrative Region of the People’s Republic of China, and the Macau Special Administrative Region of the People’s Republic of China, Taiwan,

the Republic of Korea (South Korea), the Republic of Singapore, Malaysian Federation, Kingdom of Thailand, the Republic of Indonesia, Socialist Republic of Vietnam and the Republic of the Philippines).

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of March 31, 2024 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized $0.1 million and $0.2 million of revenue from the contract during the three months ended March 31, 2024 and 2023, respectively.

The remaining transaction price balance of approximately $12.8 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of March 31, 2024, the research and development services related to the second performance obligation were expected to be recognized as costs are incurred over the project development timeframe.

10. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(12,669)	$(13,266)

Denominator:
Weighted average common shares outstanding, basic and diluted	53,524,037	52,527,018

Net loss per share, basic and diluted	$(0.24)	$(0.25)

The Company excluded potentially dilutive securities from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders of the Company is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	2,881,063	3,998,991
Unvested RSUs and PSUs	7,543,243	4,374,103
	10,424,306	8,373,094

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. Our wholly-owned lead product candidate, SPR720, is an oral antimicrobial agent in development for the treatment of nontuberculous mycobacterial (“NTM”)

pulmonary disease, a rare orphan disease. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for NTM pulmonary disease in treatment-naïve and treatment-experienced and non-refractory patients. Our partnered programs consist of tebipenem HBr and SPR206. Tebipenem HBr is designed to be the first oral carbapenem-class antibiotic for use to treat complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options. SPR206 is an IV-administered antibiotic that has shown activity in preclinical studies against MDR Gram-negative pathogens, including carbapenem-resistant Enterobacterales, Acinobacter baumannii and Pseudomonas aeruginosa. We are developing SPR206 to treat MDR Gram-negative bacterial infections in the hospital setting.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception through 2022. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2024, we had an accumulated deficit of $403.7 million, and cash and cash equivalents of $82.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report.

Based on our cash and cash equivalents as of March 31, 2024, we believe that our cash runway will be sufficient to fund us into late 2025. During this period, we plan to prioritize advancing SPR720 to key Phase 2 milestones, advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and advancing SPR206 Phase 2 activities contingent on obtaining non-dilutive financing. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials and research stage programs.

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

Collaboration Revenue

Collaboration revenue relates to our agreements with Pfizer Inc. (“Pfizer”) and GSK.

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

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development activities. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. License fees and other costs incurred prior to designating a product candidate are included in early-stage research programs. We do not allocate employee costs, costs associated with our preclinical programs or facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

•
successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority, including on account of disruptive impacts of any global health, economic or political crises;
•
receipt of marketing approvals from applicable regulatory authorities;
•
establishment of arrangements with third-party manufacturers to obtain manufacturing supply;
•
obtainment and maintenance of patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain our license agreement with Meiji Seika Pharma Co. Ltd. (“Meiji”) with respect to tebipenem HBr;
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

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) during the three months ended March 31, 2024 and 2023 consists of interest expense related to the significant financing component related to the GSK License Agreement and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

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

We have made no changes to our existing critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Revenues:
Grant revenue	$5,063	$1,329	$3,734
Collaboration revenue - related party	4,064	517	3,547
Collaboration revenue	140	223	(83)
Total revenues	9,267	2,069	7,198

Operating expenses:
Research and development	17,332	8,979	8,353
General and administrative	5,917	7,317	(1,400)
Total operating expenses	23,249	16,296	6,953
Loss from operations	(13,982)	(14,227)	245
Other income (expense):
Interest income	1,327	963	364
Other income (expense), net	(14)	(2)	(12)
Total other income (expense), net	1,313	961	352
Net loss	$(12,669)	$(13,266)	$597

Grant Revenue

	Three Months Ended March 31,
	2024	2023	$ Change
BARDA Contract (Tebipenem HBr)	$4,907	$471	$4,436
NIAID Contract (SPR206)	156	858	(702)
Total grant revenue	$5,063	$1,329	$3,734

Grant revenue recognized during the three months ended March 31, 2024 and 2023 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in grant revenue during the three months ended March 31, 2024 was primarily due to an increase of $4.4 million in qualified expenses incurred under our Biomedical Advanced Research and Development Authority (“BARDA”) contract for tebipenem HBr, partially offset by a decrease of $0.7 million under our U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) agreement relating to SPR206.

Collaboration Revenue

During the three months ended March 31, 2024, we recognized $4.1 million in collaboration revenue related to our agreement with GSK and $0.1 million in collaboration revenue related to our agreement with Pfizer. During the three months ended March 31, 2023, we recognized $0.5 in collaboration revenue related to our agreement with GSK and $0.2 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	$ Change
Direct research and development expenses by program:
SPR720	$4,369	$1,748	$2,621
Tebipenem HBr	7,800	1,702	6,098
SPR206	232	704	(472)
Unallocated expenses:
Personnel related (including share-based compensation)	3,549	3,774	(225)
Facility related and other	1,382	1,051	331
Total research and development expenses	$17,332	$8,979	$8,353

Direct costs related to our SPR720 program increased by $2.6 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to increased clinical activity during the period related to our ongoing Phase 2a clinical trial of SPR720. We expect to continue to incur direct costs related to SPR720 as we continue to screen and enroll patients and progress clinical activities.

Direct costs related to our tebipenem HBr program increased by $6.1 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to continued clinical activities related to our pivotal Phase 3 trial of tebipenem HBr, which we initiated in the fourth quarter of 2023.

Direct costs related to our SPR206 program decreased by $0.5 million during the three months ended March 31, 2024, primarily due to decreased preclinical activity and decreased expenses associated with formulation development, manufacturing process and manufacturing of clinical trial material during the period. In March 2024, SPR206 was awarded Fast Track designation by the FDA for treatment of hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia due to carbapenem-resistant Acinetobacter baumannii-calcoaceticus complex and carbapenem-resistant Pseudomonas aeruginosa.

The decrease in personnel-related costs of $0.2 million was primarily a result of decreased research and development headcount costs. Personnel-related costs for the three months ended March 31, 2024 and 2023 included share-based compensation expense of $0.7 million and $0.8 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	$ Change
Personnel related (including share-based compensation)	$3,329	$4,562	$(1,233)
Professional and consultant fees	2,031	2,115	(84)
Facility related and other	557	640	(83)
Total general and administrative expenses	$5,917	$7,317	$(1,400)

The decrease in personnel-related costs of $1.2 million was primarily a result of decreased headcount costs in our general and administrative functions during the period. Personnel-related costs during the three months ended March 31, 2023 included retention bonus payments related to our restructuring in May 2022. Personnel-related costs for the three months ended March 31, 2024 and 2023 included share-based compensation expense of $1.3 million and $1.4 million, respectively.

The decrease in professional and consultant fees of $0.1 million was primarily due to varying legal and consulting expenses incurred in the three months ended March 31, 2024.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $1.3 million for the three months ended March 31, 2024, compared to $1.0 million for the three months ended March 31, 2023. Total other income for the three months ended March 31, 2024 included $1.3 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the three months ended March 31, 2023 included $1.0 million of interest income, offset by immaterial changes primarily due to fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the United States Department of Defense (“DoD”), NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. As of March 31, 2024, we had cash and cash equivalents of $82.3 million.

We filed a new universal shelf registration statement on Form S-3 with the SEC on March 15, 2024 (the “2024 Form S-3”), which became effective on March 22, 2024, and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

During the three months ended March 31, 2024 and year-to-date, we did not sell any shares of our common stock under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in) operating activities	$5,938	$(12,853)
Net increase (decrease) in cash and cash equivalents	$5,938	$(12,853)

Operating Activities

Net cash provided by changes in operating activities for the three months ended March 31, 2024 was $5.9 million, primarily resulting from our net loss of $12.7 million, adjusted for a net decrease in non-cash items of $2.3 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $16.3 million and consisted primarily of a $23.3 million decrease in our related party collaboration receivable, due to the receipt of the first installment payment from GSK (see Note 9 - License, Collaboration and Service Agreements), a $4.2 million increase in deferred revenue, a $3.5 million net increase in receivables, a $1.7 million increase in accounts payable and a decrease of $1.2 million in accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2023 was $12.9 million, primarily resulting from our net loss of $13.3 million, adjusted for a net decrease in non-cash items of $2.5 million (primarily stock-based compensation). Net cash used due to changes in our operating assets and liabilities was $2.1 million and consisted primarily of a $0.8 million net increase in receivables, a $0.2 million increase in prepaid expenses and other current assets, a decrease of $0.1 million in accrued expenses and a $0.7 million decrease in deferred revenue.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to the advancement of our programs and the timing of vendor invoicing and payments. Changes in deferred revenue are primarily related to the GSK License Agreement and our license agreement with Pfizer. Changes in collaboration receivable related to the GSK License Agreement.

Investing Activities

We did not undertake any investing activities during both the three months ended March 31, 2024 and 2023.

Financing Activities

We did not undertake any financing activities during both the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, we had cash and cash equivalents of $82.3 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of March 31, 2024, we believe that our cash runway will be sufficient to fund us into late 2025.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, government funding, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. Global health, economic, and political crises, such as the COVID-19 pandemic, have resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, including relating to the global volatility, our operations and financial condition could be adversely impacted. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

During the three months ended March 31, 2024, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, we had cash and cash equivalents of $82.3 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We did not have any assets classified as marketable securities as of March 31, 2024. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Two putative class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. We filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

A stockholder derivative action was filed against us, as nominal defendant, and certain of our current and former officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023. A second stockholder derivative action was filed against us, as nominal defendant, and certain of our current and former officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action. The plaintiffs in both derivative suits have agreed to a stay pending decision on the class action, subject to court approval.

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

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, including the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors and the risks described elsewhere in this Quarterly Report on Form 10-Q actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected, and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

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

We may not commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency (“EMA”), and we may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome.

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

Congress also recently amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. In the future, we will be required to submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates or what specific information FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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
•
we may be required to implement a risk evaluation and mitigation strategy (“REMS”), which may include the creation of a medication guide outlining the risks of such side effects for distribution to patients or restrictions on distribution;
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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including ceftazidime-avibactam ("Avycaz") from Allergan plc and Pfizer Inc., ceftolozane-tazobactam ("Zerbaxa") from Merck & Co., imipenem/cilastatin and relebactam ("Recarbrio") from Merck & Co., plazomicin ("Zemdri") from Cipla Therapeutics, Inc., cefiderocol ("Fetroja") from Shionogi & Co. Ltd., eravacycline ("Xerava") from Innoviva, Inc. and meropenem-vaborbactam ("Vabomere") from Melinta Therapeutics, Inc.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, malware, including ransomware, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. Our measures to prevent, respond to, and minimize such risks may be unsuccessful. While we have not, to our knowledge, experienced any significant system failure, accident or material cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations, as well as our financial condition. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such a loss could also expose us to regulatory enforcement, civil liability and reputational damage. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, in addition to incurring liability, the further development of our product candidates could be delayed or our competitive position could be compromised. Additionally, such disruptions or cybersecurity incidents could result in enforcement actions by United States or foreign regulatory authorities, regulatory penalties, and other legal liabilities such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, all of which could harm our business and operations.

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.

We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act (“CCPA”), which went into effect in January of 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally in 2020, California voters passed the California Privacy Rights Act (“CPRA”), which went into full effect on January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy framework called the General Data Protection Regulation ("GDPR"), which took effect in May 2018 and governs the collection and use of personal data in the European Union, including by companies outside of the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013 through 2022. Our net loss was $12.7 million during the three months ended March 31, 2024. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of March 31, 2024, we believe that our cash runway will be sufficient to fund us into late 2025. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of March 31, 2024, we believe that our cash runway will be sufficient to fund us into late 2025. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170) with the SEC on March 11, 2021, which was declared effective on March 29, 2021 (the “2021 Form S-3”), and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the Sales Agreement that we entered into with Cantor. The 2021 Form S-3 expired on March 29, 2024.

We filed the 2024 Form S-3 with the SEC on March 15, 2024, which became effective on March 22, 2024 and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of its common stock available for issuance pursuant to the Sales Agreement with Cantor. Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement.

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

We and certain of our current and former executive officers have been named as defendants in two initiated lawsuits, which were ordered consolidated, and two derivative lawsuits, that could result in substantial costs and divert management’s attention.

We, and certain of our current and former executive officers, were named as defendants in two purported class action lawsuits that generally allege that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the NDA for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022. The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the NDA for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. We filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

Additionally, we, as nominal defendant, and certain of our current and former executive officers and directors, were named as defendants in two derivative actions, containing allegations that are primarily the same as those made in the consolidated class action described above. The first derivative complaint was filed on October 11, 2023. The parties filed a stipulation to stay the case pending outcome of the Motion to Dismiss the class action on November 20, 2023. The stipulation is subject to Court approval. The second derivative complaint was filed on February 21, 2024.

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

We do not independently conduct nonclinical studies that comply with good laboratory practice (“GLP”) requirements. We also do not have the ability to independently conduct clinical trials of any of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of our product candidates and potential product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and increase our costs.

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and applicable regulatory requirements. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our GLP-compliant nonclinical studies and clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions also require us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCP standards, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot make assurances that, upon inspection, the FDA will determine that any of our clinical trials comply with GCP. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any of our product candidates are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing practices (“cGMPs”) that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

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

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine, a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023, and are entitled to receive a $95.0 million development milestone that is payable in four equal semi-annual installments, of which we received $23.8 million in February 2024. Remaining potential payments are milestone based and are (i) approximately $25.0 million in payments for the achievement of development milestones, (ii) up to $150.0 million in commercial milestone payments, (iii) up to $225.0 million in sales milestone payments, and (iv) tiered low single-digit to low double-digit royalties (if sales exceed $1.0 billion) tiered on net sales of GSK Licensed Products in the GSK Territory.

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

United States government agencies such as the Department of Health and Human Services (“DHHS”) and the Defense Contract Audit Agency (the "DCAA") routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

The laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, in the United States, there is an exception for one’s own publication of an invention prior to filing a patent application for the invention. Most other countries have no such exception and any publication prior to filing is an absolute bar to patentability. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of the America Invents Act of 2011, the United States transitioned to a first-inventor-to-file system in March 2013, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, as a result of the lag in the publication of patent applications following filing in the United States, we are still not be able to be certain upon filing that we are the first to file for patent protection for any invention. Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (“USPTO”) or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Due to the war in Ukraine and sanctions between the United States and Russia, patents and patent applications in Russia, the Eurasian Patent Organization (“EAPO”) and Ukraine currently have an uncertain fate. Unless the conflict with Ukraine ends quickly it is unlikely our Russian and EAPO patent and patent applications will remain in effect. Ukraine is currently under martial law and not processing patent applications. It is expected all patent deadlines in Ukraine will be extended.

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

If we are found to infringe a third party’s intellectual property rights, we or our third-party collaborators could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we or they may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we or such collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our third-party collaborators have misappropriated the intellectual property, confidential information or trade secrets of third parties could have a similar negative effect on our business.

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

On July 31, 2023, the Company announced that it received written agreement from the FDA, under a special protocol assessment (“SPA”), on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including AP. The FDA’s SPA process is designed to allow the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy, among other eligible protocols. Upon specific written request by a clinical trial sponsor, the FDA will evaluate the planned protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis. The FDA ultimately assesses whether the protocol design and planned analysis of the trial adequately address scientific and regulatory requirements for the particular purposes identified by the sponsor, which in this case was that the PIVOT-PO protocol can be considered an adequate and well-controlled study in support of our future resubmission of the tebipenem HBr marketing application. All agreements between the FDA and the sponsor regarding an SPA must be clearly documented in writing, either in the form of an SPA letter or minutes of a meeting between the sponsor and the FDA at which the SPA agreement was reached.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate, it may face competition from generic products earlier or more aggressively than anticipated, depending upon how well our future products perform in the United States prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (“RLD”), and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD.

If the FDA ultimately approves tebipenem HBr for the treatment of cUTI, including pyelonephritis, caused by certain microorganisms in adult patients who have limited oral treatment options, we expect that it will be designated by the agency as an RLD and that it will be eligible for five-year new chemical entity exclusivity under the Hatch-Waxman provisions of the FDCA. This exclusivity period would block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that references our future NDA, if approved. The qualified infectious disease product designation granted by FDA to this drug product and indication also make it eligible for a further five-year extension of that Hatch-Waxman exclusivity. We cannot predict the interest of potential generic competitors in the future market for such an approved treatment for cUTI, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the applicable exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty.

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

The Affordable Care Act (“ACA”) became law in the United States in March 2010 with the goals of broadening access to health insurance, reducing or constraining the growth of healthcare spending, enhancing remedies against fraud and abuse, adding new transparency requirements for the health care and health insurance industries and imposing additional health policy reforms. Provisions of ACA may negatively affect our future revenues. For example, the ACA requires, among other things, that annual fees be paid by manufacturers for certain branded prescription drugs, that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D, and that manufacturers provide increased rebates under the Medicaid Drug Rebate Program for outpatient drugs dispensed to Medicaid recipients. The ACA also addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for line extensions and expands oversight and support for the federal government’s comparative effectiveness research of services and products.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. There have been several United States Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.

Further, in August 2022, President Biden signed into the law the Inflation Reduction Act (“IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, Centers for Medicare & Medicaid Services (“CMS”) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, including with its publication of the first list of 10 Medicare Part D drugs for negotiation in September 2023 and entering into agreements to conduct negotiations with the relevant manufacturers of those selected drugs in October 2023. However, the impact of this program on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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

Additionally, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, which includes a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

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

There can be no assurance that we will be able to keep the closing bid price above $1.00 per share. If we fail to satisfy the continued listing requirements of Nasdaq GS, including the Bid Price Requirement, the Nasdaq Stock Market, LLC (“Nasdaq”) may provide us with another deficiency letter regarding the continued listing requirement. If we are unable to regain compliance with the Nasdaq Listing Rules in the future, Nasdaq may take steps to delist our common stock. Such a delisting from the Nasdaq GS could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by the Nasdaq GS, our common stock may be eligible to trade on the Nasdaq Capital Market or an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq GS, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

As of March 31, 2024, all of our previously issued Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred stock has been converted into shares of our common stock. If any future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

The prearranged written stock sale plan adopted in accordance with Rule 10b5-1 of the Exchange Act of Satyavrat Shukla, our President and Chief Executive Officer, terminated by its terms on February 15, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1+	Employment Agreement, dated October 31, 2023, by and between the Registrant and Esther Rajavelu	X

10.2+	Separation Agreement, dated February 9, 2024, by and between the Registrant and Tamara Joseph		Form 10-K (Exhibit 10.18)	3/13/2024	001-38266

10.3+	Consulting Agreement, dated February 9, 2024, by and between the Registrant and Tamara Joseph		Form 10-K (Exhibit 10.19)	3/13/2024	001-38266

10.4†	Amendment 3 to Exclusive License Agreement, dated March 4, 2024, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited	X

10.5+	2019 Inducement Equity Incentive Plan, as amended		Form 10-K (Exhibit 10.4)	3/13/2024	001-38266

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: May 15, 2024	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Esther Rajavelu
Esther Rajavelu
Chief Financial Officer, Chief Business Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)