Form 10-Q
period 2024-06-30
Spero Therapeutics, Inc.
filed 2024-08-05
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024, the registrant had 54,049,139 shares of common stock, $0.001 par value per share, outstanding.

References to Spero Therapeutics

Unless otherwise stated, all references to “us,” “our,” “we,” “Spero,” “Spero Therapeutics,” “the Company” and similar references in this Quarterly Report on Form 10-Q refer to Spero Therapeutics, Inc. and its consolidated subsidiaries. Spero Therapeutics and its associated logos are registered trademarks of Spero Therapeutics, Inc. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Cautionary Note regarding Forward-Looking STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•
the initiation, timing, design, progress and results of, including interim data from, our preclinical studies and clinical trials, and our research and development programs;
•
the regulatory path forward for tebipenem HBr and the potential approval of tebipenem HBr by the U.S. Food and Drug Administration (“FDA”);
•
the potential receipt of milestone payments and royalties on future sales under our License Agreement, as amended (the “GSK License Agreement”), with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”);
•
the potential receipt of milestone payments under our other various license and collaboration agreements;
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•
our ability to advance product candidates into, and successfully complete, clinical trials;
•
the timing and likelihood of regulatory filings and approvals for our product candidates;
•
the future development, commercialization, marketing and manufacturing of our product candidates, if approved;
•
the pricing, coverage and reimbursement of our product candidates, if approved;
•
the implementation of our business model and strategic plans for our business and product candidates;
•
the scope of protection we are able to obtain and maintain for intellectual property rights covering our product candidates;
•
our ability to enter into strategic arrangements and/or collaborations and the potential benefits of such arrangements;
•
developments relating to our competitors and our industry;
•
the impact of government laws and regulations;
•
the impact of general economic conditions, including inflation; and
•
other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors”.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar

i

methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.

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
•
We and certain current and former of our officers have been named as defendants in two initiated lawsuits, which were ordered consolidated, and two derivative lawsuits, that could result in substantial costs and divert management’s attention.
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

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$63,527	$76,333
Collaboration receivable, current - related party	50,761	49,152
Other receivables	4,734	1,545
Prepaid expenses and other current assets	3,196	4,178
Total current assets	122,218	131,208
Property and equipment, net	—	2
Operating lease right of use assets	3,644	4,155
Collaboration receivable, non-current - related party	23,585	46,590
Other assets	434	435
Total assets	$149,881	$182,390

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	2,696	1,378
Accrued expenses and other current liabilities	10,011	6,557
Operating lease liabilities	1,732	1,718
Income taxes payable	387	387
Deferred revenue, current	3,663	2,132
Deferred revenue, current - related party	27,144	24,981
Total current liabilities	45,633	37,153
Non-current operating lease liabilities	3,206	3,825
Deferred revenue, non-current	9,040	10,825
Deferred revenue, non-current - related party	11,477	23,606
Other long-term liabilities	25	87
Total liabilities	69,381	75,496
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 54,009,139 shares issued and outstanding as of June 30, 2024 and 52,999,680 shares issued and outstanding as of December 31, 2023	54	53
Additional paid-in capital	502,049	497,913
Accumulated deficit	(421,603)	(391,072)
Total stockholders' equity	80,500	106,894
Total liabilities and stockholders' equity	$149,881	$182,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Grant revenue	$4,180	$1,928	$9,243	$3,258
Collaboration revenue - related party	5,903	519	$9,967	1,036
Collaboration revenue	114	269	254	492
Total revenues	10,197	2,716	19,464	4,786

Operating expenses:
Research and development	23,725	9,510	41,057	18,489
General and administrative	5,533	6,096	11,450	13,413
Total operating expenses	29,258	15,606	52,507	31,902
Loss from operations	(19,061)	(12,890)	(33,043)	(27,116)
Other income (expense):
Interest income	1,198	982	2,525	1,944
Other income (expense), net	1	(6)	(13)	(8)
Total other income (expense), net	1,199	976	2,512	1,936
Net loss and comprehensive loss	$(17,862)	$(11,914)	$(30,531)	$(25,180)

Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.23)	$(0.57)	$(0.48)

Weighted average common shares outstanding, basic and diluted:	53,957,766	52,571,813	53,740,901	52,549,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,531)	$(25,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2	221
Non-cash lease cost	512	476
Share-based compensation	4,136	4,027
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	21,396	—
Other receivables	(3,189)	(1,004)
Prepaid expenses and other current assets	982	(5,192)
Other assets	1	—
Accounts payable	1,318	693
Accrued expenses and other current liabilities	3,454	(3,372)
Deferred revenue, current and non-current	(254)	(492)
Deferred revenue - related party, current and non-current	(9,966)	(1,034)
Other long-term liabilities	(62)	(24)
Operating lease liability	(605)	(536)
Net cash used in operating activities	(12,806)	(31,417)
Net decrease in cash and cash equivalents:	(12,806)	(31,417)
Cash, cash equivalents and restricted cash at beginning of period	76,333	109,107
Cash, cash equivalents and restricted cash at end of period	$63,527	$77,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balances at March 31, 2024	53,869,139	54	499,936	(403,741)	96,249
Issuance of common stock upon the vesting of restricted stock units	140,000	—	—	—	—
Share-based compensation expense	—	—	2,113	—	2,113
Net loss	—	—	—	(17,862)	(17,862)
Balances at June 30, 2024	54,009,139	54	502,049	(421,603)	80,500

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	52,999,680	53	497,913	(391,072)	106,894
Issuance of common stock upon the vesting of restricted stock units	1,009,459	1	—	—	1
Share-based compensation expense	—	—	4,136	—	4,136
Net loss	—	—	—	(30,531)	(30,531)
Balances at June 30, 2024	54,009,139	54	502,049	(421,603)	80,500

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at March 31, 2023	52,571,813	53	491,930	(427,144)	64,839
Issuance of common stock upon the vesting of restricted stock units	—	—	—	—	—
Share-based compensation expense	—	—	1,857	—	1,857
Net loss	—	—	—	(11,914)	(11,914)
Balances at June 30, 2023	52,571,813	53	493,787	(439,058)	54,782

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2022	52,456,195	52	489,760	(413,878)	75,934
Issuance of common stock upon the vesting of restricted stock units	115,618	1	—	—	1
Share-based compensation expense	—	—	4,027	—	4,027
Net loss	—	—	—	(25,180)	(25,180)
Balances at June 30, 2023	52,571,813	53	493,787	(439,058)	54,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. The Company's wholly-owned lead product candidate, SPR720, is an oral agent in development for the first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare disease. The Company’s partnered programs consist of tebipenem HBr and SPR206. Tebipenem HBr is in development to potentially be the first broad-spectrum oral carbapenem to treat complicated urinary tract infections (“cUTIs”) including pyelonephritis, caused by certain microorganisms, in adult patients. SPR206 is an IV-administered antibiotic being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting.

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration and licensing agreements, funding from government contracts and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses, including net losses of $17.9 million and $11.9 million for the three months ended June 30, 2024 and 2023, respectively, and $30.5 million and $25.2 million for the six months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024, the Company had an accumulated deficit of $421.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, the Company expects its current operating plan, existing cash and cash equivalents, together with expected collections from its collaboration receivables – related party, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. The Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company may seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other avenues. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

Interim Financial Information

The consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2024, and results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of June 30, 2024 and December 31, 2023, the Company had no off-balance sheet risks, including but not limited, to foreign exchange contracts, option contracts, or other hedging arrangements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2024 and 2023, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

Net Income (Loss) per Share

When the Company issues shares that meet the definition of participating securities, the Company follows the two-class method when computing net income (loss) per share. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Net income (loss) per share attributable to common stockholders is calculated based on net income (loss) attributable to the Company.

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

On March 6, 2024, the SEC approved a rule that will require registrants to provide certain climate-related information in their registration statements and annual reports. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rule pending judicial review of petitions challenging it. The rule requires information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks also includes disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company does not expect this rule to have a material impact on its consolidated financial statements, but it will require increased disclosures within the notes to the consolidated financial statements and related disclosures.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$62,849	$—	$62,849
Total cash equivalents	—	62,849	—	62,849

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$75,628	$—	$75,628
Total cash equivalents	—	75,628	—	75,628

Excluded from the tables above is cash of $0.7 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024, there were no transfers between Level 1, Level 2 and Level 3 categories.

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and related expenses	$2,028	$3,339
Accrued external research and development expenses	7,057	2,274
Accrued professional fees	817	708
Accrued other	109	236
Total Accrued expenses and other current liabilities	$10,011	$6,557

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

During the three and six months ended June 30, 2024 and 2023, the Company did not sell any shares of its common stock under its Sales Agreement.

6. Share-Based Compensation

The Company maintains two equity compensation plans, the 2017 Stock Incentive Plan, as amended (the “2017 Plan”) and the 2019 Inducement Equity Incentive Plan, as amended (the “2019 Inducement Plan”, and together with the 2017 Plan, the “Equity Plans”), which provide for the grant of stock-based awards to its directors, officers, consultants and other employees. The Equity Plans provide for the grant of non-qualified and incentive stock options, as well as restricted stock units (“RSUs”), restricted stock and other stock-based awards.

On May 29, 2024, the stockholders of the Company approved an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 3,000,000 shares.

As of June 30, 2024, an aggregate of 18,345,127 shares of common stock have been authorized and reserved for issuance under the Equity Plans and an aggregate of 5,485,214 shares of common stock were available for future issuance under the Equity Plans.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $1.12 and $1.29 per option for those options granted during the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	2,865,594	$10.89	5.76	$1
Granted	35,604	1.52
Exercised	—	—
Forfeited or cancelled	(43,156)	13.31
Outstanding as of June 30, 2024	2,858,042	$10.74	5.04	$1
Outstanding as of June 30, 2024 - vested and expected to vest	2,858,042	$10.74	5.04	$1
Exercisable at June 30, 2024	2,540,372	$10.44	4.85	$—

As of June 30, 2024, there was approximately $2.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.16 years.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans during the six months ended June 30, 2024:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	5,368,807	$2.45
Granted	3,410,996	1.56
Vested and released	(1,009,459)	2.60
Forfeited or cancelled	(149,600)	1.93
Outstanding as of June 30, 2024	7,620,744	$2.04

As of June 30, 2024, there was approximately $12.8 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.97 years.

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

Performance-Based Awards

In September 2022, the Company approved an award of 140,000 performance-based stock units as part of an executive inducement grant (the “Inducement PSUs”). The Inducement PSUs were awarded based on certain performance criteria relating to pipeline execution, business development, and financial stewardship. As these performance criteria were deemed to be achieved by May 31, 2023, 70,001 of the Inducement PSUs vested in September 2023 and the remaining 69,999 of the Inducement PSUs will vest in September 2024 upon fulfilment of the service condition.

The following table summarizes Inducement PSU activity under the Equity Plans during the six months ended June 30, 2024:

	Number of Inducement PSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	69,999	$1.08
Granted	—	—
Vested and released	—	—
Forfeited or cancelled	—	—
Outstanding as of June 30, 2024	69,999	$1.08

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development expenses	$729	$589	$1,419	$1,387
General and administrative expenses	1,384	1,268	2,717	2,640
Total	$2,113	$1,857	$4,136	$4,027

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2024 or December 31, 2023.

Legal Proceedings

Two putative class action lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. The Company filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

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

8. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of cUTI caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The original award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities.

As of June 30, 2024, through a number of contract modifications and the exercise of additional contract options, the committed funding increased to $47.6 million and the period of performance extended through December 31, 2025.

The Company recognized $4.1 million and $1.0 million of revenue under the BARDA agreement during the three months ended June 30, 2024 and 2023, respectively, and recognized $9.0 million and $1.5 million of revenue under the BARDA agreement during the six months ended June 30, 2024 and 2023, respectively.

Biodefense Study Option

As of June 30, 2024, uncommitted funding of $12.7 million is outstanding under the award. This uncommitted funding is exercisable by BARDA, subject to the availability of funding as well as progress and results from biodefense studies, if initiated, as part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $23.5 million over a base period and six option periods. As of June 30, 2024, $7.0 million of funding has been committed under this award.

The Company recognized $0.1 million and $0.9 million of revenue under the NIAID agreement during the three months ended June 30, 2024 and 2023, respectively, and recognized $0.2 million and $1.8 million of revenue under the NIAID agreement during the six months ended June 30, 2024 and 2023, respectively.

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

SPR720 Agreements

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and six months ended June 30, 2024 and 2023, the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not yet probable.

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

Tebipenem HBr Agreements

GSK License Agreement

On November 7, 2022, the Company closed the transactions contemplated by the GSK License Agreement, which was entered into on September 21, 2022. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under the Company’s intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji Seika Pharma Co. Ltd. (“Meiji”) and Meiji’s regulatory documents to develop, manufacture and commercialize tebipenem pivoxil and tebipenem HBr and products that contain tebipenem pivoxil and tebipenem HBr (the “GSK Licensed Products”) in all territories, except certain Asian countries previously licensed to Meiji (Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam (the “Meiji Territory”)) (the “GSK Territory”). If the Company’s license with Meiji is terminated, or if Meiji forfeits or loses its rights to develop, manufacture and commercialize tebipenem HBr and products that contain tebipenem HBr in any countries in the Meiji Territory, then GSK will have an exclusive first right to negotiate with the Company to add any such countries to the GSK Territory.

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

In December 2023, the Company commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, the Company is entitled to receive a $95.0 million development milestone payable in four equal semiannual installments. In February 2024, the Company received the first installment payment of $23.8 million for such development milestone and invoiced the second installment payment of $23.8 million during the second quarter of 2024.

Remaining potential payments are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
GSK’s submission of a new drug application with the FDA for tebipenem HBr	$25.0
Total potential commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales

In July 2023, the Company entered into Amendment 1 to the GSK License Agreement, which updated the technology transfer terms of the GSK License Agreement. In December 2023, the Company entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO. Under the terms of Amendment 2, the Company may receive up to an additional $4.3 million in milestones based on activities in such country. As of June 30, 2024, the Company invoiced the first milestone payment of $1.2 million under Amendment 2.

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

The Company developed the estimated SSP for the license using a discounted cash flow model. In developing this estimate, the Company applied significant judgment in the determination of the significant assumptions relating to forecasted future cash flows, the discount rate, and the probability of success. The SSP for the research and development services was estimated based on the Company’s estimate of costs to be incurred to fulfill its obligations associated with the performance of the research and development services, plus a reasonable margin.

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

The Company is entitled to receive the $95.0 million milestone payment in four equal semiannual installments under the GSK License Agreement. This milestone was accounted for as variable consideration under ASC 606 and was added to the transaction price in the fourth quarter of 2023. The Company determined that a significant financing component of $2.5 million exists related to extended payments terms granted to GSK. The Company presents effects of the financing component separately from collaboration revenue – related party as a component of interest income in its consolidated statement of operations. Of the $95.0 million milestone, $64.7 million was recognized upon achievement of the milestone in the fourth quarter of 2023, and the remaining amount after the $2.5 million significant financing component was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered, on a cumulative catch-up basis.

The milestone installment payments are classified as collaboration receivable – related party on the Company’s consolidated balance sheet as of June 30, 2024. The Company received the first milestone installment payment of $23.8 million in the first quarter of 2024 and invoiced the second milestone payment of $23.8 million in the second quarter of 2024.

The potential future development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of June 30, 2024 and not included in the transaction price. The Company can also earn sales-based royalties.

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

In total and inclusive of the above, the Company recognized $5.9 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively, and $10.0 million and $1.0 million during the six months ended June 30, 2024 and 2023, respectively, related to the performance obligations, which were recorded as collaboration revenue – related party on its consolidated statement of operations.

The remaining transaction price balance of approximately $38.6 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue - related party in the condensed consolidated balance sheets. As of June 30, 2024, the research and development services related to the second performance obligation are expected to be recognized as costs are incurred over the project development timeframe.

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of June 30, 2024. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem HBr. The Company was obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, of which the Company paid $6.6 million during the year ended December 31, 2022, and the Company paid the remaining $0.9 million in the fourth quarter of 2023. The Company recorded these amounts as research and development expenses in the Company’s consolidated statement of operations.

The Company is obligated to make future milestone payments of up to $1.0 million upon the achievement of specified regulatory milestones and to pay royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

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

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.3 million as of June 30, 2024) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and six months ended June 30, 2024 and 2023, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

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

As of June 30, 2024, remaining future milestone payments of $34.0 million are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

The Company did not recognize revenue under this agreement during both the three and six months ended June 30, 2024 and 2023.

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

In the third quarter of 2022, upon the completion of a milestone related to regulatory engagement for SPR206, Pfizer communicated its approval that the milestone was achieved, and the Company received $5.0 million under the Pfizer License Agreement, which the Company accounted for as variable consideration under ASC 606 and was added to the transaction price in the third quarter of 2022. Of this $5.0 million milestone, $0.9 million was recognized during the third quarter of 2022 and the remaining $4.1 million was allocated to the research and development services performance obligation and is recognized over time as the services are delivered.

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of June 30, 2024 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized $0.1 million and $0.3 million of revenue from the contract during the three months ended June 30, 2024 and 2023, and $0.3 million and $0.5 million during the six months ended June 30, 2024 and 2023, respectively.

The remaining transaction price balance of approximately $12.7 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of June 30, 2024, the research and development services related to the second performance obligation are expected to be recognized as costs are incurred over the project development timeframe.

10. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(17,862)	$(11,914)	$(30,531)	$(25,180)

Denominator:
Weighted average common shares outstanding, basic and diluted	53,957,766	52,571,813	53,740,901	52,549,538

Net loss per share, basic and diluted	$(0.33)	$(0.23)	$(0.57)	$(0.48)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	2,858,042	3,726,739	2,858,042	3,726,739
Unvested RSUs and PSUs	7,690,743	4,765,347	7,690,743	4,765,347
	10,548,785	8,492,086	10,548,785	8,492,086

11. Subsequent Events

In July 2024, an additional contract modification of $11.7 million was executed under the Company's existing contract with BARDA, increasing the total committed funding under this award to $59.3 million with no change to the period of performance. The funds will be provided over the period of performance which is expected to be completed by the end of 2025 (see Note 8).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. Our wholly-owned lead product candidate, SPR720, is an oral agent in development for the first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare disease. We believe that SPR720, if successfully developed and approved, has the potential to be the first approved oral agent for NTM pulmonary disease in treatment-naïve and treatment-experienced and non-refractory patients. Our partnered programs consist of tebipenem HBr and SPR206. Tebipenem HBr is in development to potentially be the first oral carbapenem to treat complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms, in adult patients. SPR206 is an IV-administered antibiotic being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting.

We believe that our novel product candidates, if successfully developed and approved, could provide meaningful benefits to patients suffering from serious rare diseases and life-threatening bacterial infections, in both the community and hospital settings. Since our inception in 2013, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception through 2022. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2024, we had an accumulated deficit of $421.6 million, and cash and cash equivalents of $63.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We believe that our existing cash and cash equivalents, together with expected collections from our collaboration receivables – related party, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report.

Based on our cash and cash equivalents as of June 30, 2024, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditure requirements into late 2025. During this period, we plan to prioritize advancing SPR720 to key Phase 2 milestones, advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and advancing SPR206 Phase 2 activities contingent on obtaining non-dilutive financing. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials.

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

Recent Developments

SPR720

Enrollment has concluded, with 25 patients enrolled in the Phase 2a proof-of-concept clinical trial evaluating SPR720 in NTM-PD. The last patient received the first dose in July 2024. Preliminary data on SPR720’s early bactericidal activity, as assessed by the change in NTM bacterial load over the treatment course of 56 days, are expected in the fourth quarter of 2024. The rate of change in log10 Colony Forming Units per milliliter (CFU/mL), which is the trial’s primary endpoint, is being measured, along with the rate of change in Time to Positivity, which is a key secondary endpoint. The double-blinded, placebo-controlled, trial enrolled treatment-naïve and treatment-experienced patients with non-refractory NTM-PD due to Mycobacterium avium complex in 3 treatment groups (placebo, SPR720 500 mg and SPR720 1000 mg dosed QD). Additional secondary endpoints include assessments of clinical response, pharmacokinetics (“PK”), and safety and tolerability.

Dosing completed in two Phase 1 clinical studies evaluating SPR720 in healthy volunteers: i) a bronchoalveolar lavage (“BAL”) study assessing intrapulmonary PK (epithelial lung fluid and alveolar macrophage) of SPR719, the active moiety of the prodrug SPR720, and ii) a study evaluating changes in plasma PK when SPR720 is co-administered with azithromycin and ethambutol. Topline results from both studies are also expected to be disclosed in the fourth quarter of 2024.

Tebipenem HBr

In July 2024, an additional contract modification of $11.7 million was executed under our existing contract with BARDA, increasing the total committed funding under this award to $59.3 million with no change to the period of performance. The additional funding is expected to provide support for clinical development activities for tebipenem HBr.

SPR206

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

Grant Revenue

We expect a portion of our revenue for the next few years will continue to be derived from payments under our active government awards and any awards that we may receive in the future.

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

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) during the three and six months ended June 30, 2024 and 2023 consists of interest expense related to the significant financing component related to the GSK License Agreement and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change
Revenues:
Grant revenue	$4,180	$1,928	$2,252
Collaboration revenue - related party	5,903	519	5,384
Collaboration revenue	114	269	(155)
Total revenues	10,197	2,716	7,481

Operating expenses:
Research and development	23,725	9,510	14,215
General and administrative	5,533	6,096	(563)
Total operating expenses	29,258	15,606	13,652
Loss from operations	(19,061)	(12,890)	(6,171)
Other income (expense):
Interest income	1,198	982	216
Other income (expense), net	1	(6)	7
Total other income (expense), net	1,199	976	223
Net loss	$(17,862)	$(11,914)	$(5,948)

Grant Revenue

	Three Months Ended June 30,
	2024	2023	$ Change
BARDA Contract (Tebipenem HBr)	$4,103	$1,006	$3,097
NIAID Contract (SPR206)	77	922	(845)
Total grant revenue	$4,180	$1,928	$2,252

Grant revenue recognized during the three months ended June 30, 2024 and 2023 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in grant revenue during the three months ended June 30, 2024 was primarily due to an increase of $3.1 million in qualified expenses incurred under our Biomedical Advanced Research and Development Authority (“BARDA”) contract for tebipenem HBr, partially offset by a decrease of $0.8 million under our U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) agreement relating to SPR206.

Collaboration Revenue

	Three Months Ended June 30,
	2024	2023	$ Change
GSK (Tebipenem HBr)	$5,903	$519	$5,384
Pfizer (SPR206)	114	269	(155)
Total collaboration revenue	$6,017	$788	$5,229

During the three months ended June 30, 2024, we recognized $5.9 million in collaboration revenue related to our agreement with GSK and $0.1 million in collaboration revenue related to our agreement with Pfizer. During the three months ended June 30, 2023, we recognized $0.5 million in collaboration revenue related to our agreement with GSK and $0.3 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses

	Three Months Ended June 30,
	2024	2023	$ Change
Direct research and development expenses by program:
SPR720	$4,839	$1,315	$3,524
Tebipenem HBr	14,283	2,260	12,023
SPR206	114	1,012	(898)
Unallocated expenses:
Personnel related (including share-based compensation)	3,383	3,679	(296)
Facility related and other	1,106	1,244	(138)
Total research and development expenses	$23,725	$9,510	$14,215

Direct costs related to our SPR720 program increased by $3.5 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to increased clinical activity during the period related to our Phase 2a clinical trial of SPR720, which completed enrollment in the second quarter of 2024. We expect to continue to incur direct costs related to SPR720 as we progress clinical activities.

Direct costs related to our tebipenem HBr program increased by $12.0 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to continued clinical activities related to our pivotal Phase 3 clinical trial of tebipenem HBr, which we initiated in the fourth quarter of 2023. Direct costs related to our tebipenem HBr program during the three months ended June 30, 2024 reflect a $1.6 million reduction to expense related to a repurchase of drug substance material by GSK.

Direct costs related to our SPR206 program decreased by $0.9 million during the three months ended June 30, 2024, primarily due to decreased preclinical activity.

The decrease in personnel-related costs of $0.3 million was primarily a result of decreased research and development headcount costs. Personnel-related costs during the three months ended June 30, 2023 included retention bonus payments in connection with our restructuring in May 2022. Personnel-related costs for the three months ended June 30, 2024 and 2023 included share-based compensation expense of $0.7 million and $0.6 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	$ Change
Personnel related (including share-based compensation)	$3,179	$3,950	$(771)
Professional and consultant fees	1,779	1,669	110
Facility related and other	575	477	98
Total general and administrative expenses	$5,533	$6,096	$(563)

The decrease in personnel-related costs of $0.8 million was primarily a result of decreased headcount costs in our general and administrative functions during the period. Personnel-related costs during the three months ended June 30, 2023 included retention bonus payments in connection with our restructuring in May 2022. Personnel-related costs for the three months ended June 30, 2024 and 2023 included share-based compensation expense of $1.4 million and $1.3 million, respectively.

The increase in professional and consultant fees of $0.1 million was primarily due to varying legal and consulting expenses incurred in the three months ended June 30, 2024.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $1.2 million for the three months ended June 30, 2024, compared to $1.0 million for the three months ended June 30, 2023. Total other income for the three months ended June 30, 2024 included $1.2 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the three months ended June 30, 2023 included $1.0 million of interest income, offset by changes primarily due to fluctuations in unrealized foreign currency.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Revenues:
Grant revenue	$9,243	$3,258	$5,985
Collaboration revenue - related party	9,967	1,036	8,931
Collaboration revenue	254	492	(238)
Total revenues	19,464	4,786	14,678

Operating expenses:
Research and development	41,057	18,489	22,568
General and administrative	11,450	13,413	(1,963)
Total operating expenses	52,507	31,902	20,605
Loss from operations	(33,043)	(27,116)	(5,927)
Other income (expense):
Interest income	2,525	1,944	581
Other income (expense), net	(13)	(8)	(5)
Total other income (expense), net	2,512	1,936	576
Net loss	$(30,531)	$(25,180)	$(5,351)

Grant Revenue

	Six Months Ended June 30,
	2024	2023	$ Change
BARDA Contract (Tebipenem HBr)	$9,011	$1,477	$7,534
NIAID Contract (SPR206)	232	1,781	(1,549)
Total grant revenue	$9,243	$3,258	$5,985

Grant revenue recognized during the six months ended June 30, 2024 and 2023 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in grant revenue during the six months ended June 30, 2024 was primarily due to an increase of $7.5 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, partially offset by a decrease of $1.5 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

	Six Months Ended June 30,
	2024	2023	$ Change
GSK (Tebipenem HBr)	$9,967	$1,036	$8,931
Pfizer (SPR206)	254	492	(238)
Total collaboration revenue	$10,221	$1,528	$8,693

During the six months ended June 30, 2024, we recognized $10.0 million in collaboration revenue related to our agreement with GSK and $0.3 million in collaboration revenue related to our agreement with Pfizer. During the six months ended June 30, 2023, we recognized $1.0 million in collaboration revenue related to our agreement with GSK and $0.5 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses

	Six Months Ended June 30,
	2024	2023	$ Change
Direct research and development expenses by program:
SPR720	$9,208	$3,063	$6,145
Tebipenem HBr	22,016	3,947	18,069
SPR206	346	1,716	(1,370)
Unallocated expenses:
Personnel related (including share-based compensation)	6,933	7,453	(520)
Facility related and other	2,554	2,310	244
Total research and development expenses	$41,057	$18,489	$22,568

Direct costs related to our SPR720 program increased by $6.1 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to increased clinical activity during the period related to our Phase 2a clinical trial of SPR720, which completed enrollment in the second quarter of 2024. We expect to continue to incur direct costs related to SPR720 as we progress clinical activities.

Direct costs related to our tebipenem HBr program increased by $18.1 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to continued clinical activities related to our pivotal Phase 3 clinical trial of tebipenem HBr, which we initiated in the fourth quarter of 2023. Direct costs related to our tebipenem HBr program during the six months ended June 30, 2024 reflect a $1.6 million reduction to expense related to a repurchase of drug substance material by GSK.

Direct costs related to our SPR206 program decreased by $1.4 million during the six months ended June 30, 2024, primarily due to decreased preclinical activity.

The decrease in personnel-related costs of $0.5 million was primarily a result of decreased research and development headcount costs. Personnel-related costs during the six months ended June 30, 2023 included retention bonus payments in connection with our restructuring in May 2022. Personnel-related costs for the six months ended June 30, 2024 and 2023 included share-based compensation expense of $1.4 million and $1.4 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	$ Change
Personnel related (including share-based compensation)	$6,508	$8,512	$(2,004)
Professional and consultant fees	3,809	3,784	25
Facility related and other	1,133	1,117	16
Total general and administrative expenses	$11,450	$13,413	$(1,963)

The decrease in personnel-related costs of $2.0 million was primarily a result of decreased headcount costs in our general and administrative functions during the period. Personnel-related costs during the six months ended June 30, 2023 included retention bonus payments in connection with our restructuring in May 2022. Personnel-related costs for the six months ended June 30, 2024 and 2023 included share-based compensation expense of $2.7 million and $2.6 million, respectively.

Changes in professional and consultant fees were primarily due to varying legal and consulting expenses incurred in the six months ended June 30, 2024.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $2.5 million for the six months ended June 30, 2024, compared to $1.9 million for the six months ended June 30, 2023. Total other income for the six months ended June 30, 2024 included $2.5 million of interest income, of which $0.8 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the six months ended June 30, 2023 included $1.9 million of interest income, offset by immaterial changes primarily due to fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the United States Department of Defense (“DoD”), NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. As of June 30, 2024, we had cash and cash equivalents of $63.5 million.

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

During the three and six months ended June 30, 2024 and year-to-date, we did not sell any shares of our common stock under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(12,806)	$(31,417)
Net decrease in cash and cash equivalents	$(12,806)	$(31,417)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $(12.8) million, primarily resulting from our net loss of $30.5 million, adjusted for a net decrease in non-cash items of $4.7 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $13.1 million and consisted primarily of a $21.4 million decrease in our related party collaboration receivable, primarily due to the receipt of the first installment payment from GSK (see Note 9 - License, Collaboration and Service Agreements), a $10.2 million decrease in deferred revenue, a $3.2 million net increase in receivables, a $3.5 million increase in accrued expenses, a $1.3 million increase in accounts payable and a $1.0 million decrease in prepaid expenses.

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

Investing Activities

We did not undertake any investing activities during the six months ended June 30, 2024 or 2023.

Financing Activities

We did not undertake any financing activities during the six months ended June 30, 2024 or 2023.

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

As of June 30, 2024, we had cash and cash equivalents of $63.5 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents, together with expected collections from our collaboration receivables – related party, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of June 30, 2024, we believe that our cash runway will be sufficient to fund us into late 2025.

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

Contractual Obligations and Commitments

During the three and six months ended June 30, 2024, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2024, we had cash and cash equivalents of $63.5 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We did not have any assets classified as marketable securities as of June 30, 2024. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Please note, that we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item. Therefore, the above disclosure is discretionary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Two putative class action lawsuits were filed against us and certain of our current and former officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. We filed a fully-briefed Motion to Dismiss on June 21, 2023. The Court has not yet ruled on the Motion.

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

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, including the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. If any of the events described in the following risk factors and the risks described elsewhere in this Quarterly Report on Form 10-Q actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected, and the trading price of our securities could decline. Our actual results could differ materially from those contained in the forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

Congress also recently amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. In the future, we will be required to submit a diversity action plan to the FDA by the time we submit a Phase 3 clinical trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 clinical trial for our product candidates or what specific information FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 clinical trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including Avycaz (ceftazidime-avibactam) from Allergan plc and Pfizer Inc., Zerbaxa (ceftolozane-tazobactam) from Merck & Co., imipenem/cilastatin and Recarbrio (relebactam) from Merck & Co., Zemdri (plazomicin) from Cipla Therapeutics, Inc., Fetroja (cefiderocol) from Shionogi & Co. Ltd., Xerava (eravacycline) from Innoviva, Inc. and Vabomere (meropenem-vaborbactam) from Melinta Therapeutics, Inc., and Exblifep (cefepime/enmetazobactam) from Allecra Therapeutics.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013 through 2022. Our net loss was $17.9 million and $30.5 million during the three and six months ended June 30, 2024. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents, together with expected collections from our collaboration receivables – related party, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of June 30, 2024, we believe that our cash runway will be sufficient to fund us into late 2025. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities.

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

We believe that our existing cash and cash equivalents, together with expected collections from our collaboration receivables – related party, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of June 30, 2024, we believe that our cash runway will be sufficient to fund us into late 2025. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Our operations to date have been limited to financing and staffing our company, and performing research and development activities to advance our product candidates. Each of our product candidates is either in clinical or preclinical development. We have not yet demonstrated an ability to successfully obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We and certain of our current and former officers have been named as defendants in two initiated putative class action lawsuits, which were ordered consolidated, and two derivative lawsuits, that could result in substantial costs and divert management’s attention.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of June 30, 2024, we have two registered United States trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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
•
business interruptions resulting from geo-political conflicts, including war and terrorism, health epidemics or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
•
failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act.

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

An active trading market for our common stock may never develop or be sustained.

Although our common stock is listed on the Nasdaq Global Select Market (“Nasdaq GS”), an active trading market for our shares may never develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

If in the future we fail to satisfy the requirements of the Nasdaq GS it could result in a delisting of our common stock and could negatively affect the market price of our common stock, our liquidity and our ability to raise capital.

Our common stock is listed on the Nasdaq GS, which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq GS pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. In August 2022, we received a deficiency letter from the Listing Qualifications Department, or the Nasdaq Staff, informing us that we were not in compliance with the continued listing requirements of the Nasdaq Global Select Market because the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days. In October 2022, we received written notification from the Nasdaq Staff informing us that we had regained compliance with the minimum bid price requirement as a result of our common stock maintaining a closing bid price of $1.00 per share or greater for at least 10 consecutive business days. However, there can be no assurance that we will be able to keep the closing bid price above $1.00 per share.

Any potential delisting of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq GS could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Such a delisting from the Nasdaq GS would also make trading our common stock more difficult for stockholders to sell their shares in the public market. We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to maintain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

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

Unstable global economic and political conditions, including economic uncertainty tied to interest rates and heightened inflation, credit and financial market instability, and uncertainty related to ongoing geopolitical conflicts, could adversely affect our business, financial condition, stock price and ability to raise capital.

Unstable global economic and political conditions, including economic uncertainty tied to interest rates and heightened inflation, credit and financial market instability, and uncertainty related to ongoing geopolitical conflicts, could adversely affect our business, financial condition, stock price and ability to raise capital. The global economy, in particular the financial markets, have recently experienced significant disruption and volatility, including without limitation, as a result of heightened inflation, capital market volatility, interest rate and currency rate fluctuations, volatility in commodity prices, decline in consumer confidence and economic growth, supply chain disruptions, banking disruptions, and uncertainty resulting from geopolitical events, including trade wars, civil and political unrest, wars and other armed conflicts. In addition, market volatility, high levels of inflation and high interest rates may increase our cost of financing or restrict our access to potential sources of future capital. Furthermore, our stock price may further decline due in part to the volatility of the stock market and any general economic downturn.

If the disruption and volatility persist or heighten, it may impact our ability to raise sufficient additional capital on agreeable terms, if at all. If we are unable to raise sufficient additional capital, our business, financial condition, stock price and results of operations could be adversely affected, and we will need to implement cost reduction strategies, which could include delaying, reducing or altogether terminating both internal and external costs related to our operations and research and development programs. In addition, political developments impacting government spending and international trade, including changes in trade agreements, trade disputes, tariffs and investment restrictions, such as the ongoing trade dispute between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions. These global economic and political factors could also strain certain of our suppliers and manufacturers, possibly resulting in supply disruptions or increased raw material or manufacturing costs, or adversely impacting their ability to manufacture clinical trial materials for our product candidates. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic and geopolitical climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) Chief Medical Officer and Director Transitions

Dr. Kamal Hamed, Chief Medical Officer, is departing the Company effective as of August 29, 2024. The Company has an ongoing executive search for a successor to Dr. Hamed and expects to enter into a consulting agreement with Dr. Hamed for transition services. In connection with his departure, Dr. Hamed shall also be entitled to the severance benefits described in his employment agreement, subject to entering into a separation agreement to implement the foregoing.

Additionally, in connection with the foregoing, the Company appointed Board member, John C. Pottage, Jr., M.D., as its special advisor and entered into a consulting agreement with Dr. Pottage. Dr. Pottage has significant expertise in drug development and regulatory matters, having over 20 years in the biopharma industry, including previously serving as Senior Vice President and Chief Scientific and Medical Officer of ViiV Healthcare, and currently being the Chair of the Company’s Development Committee of its Board of Directors. While Dr. Pottage serves in his role as special advisor, the Company’s Board of Directors has replaced him on the Audit Committee with Milind Deshpande, who satisfies all applicable independence and other requirements to join the Audit Committee.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the quarterly period covered by this report.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

10.1+	Spero Therapeutics, Inc. 2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	6/3/2024	001-38266

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: August 5, 2024	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Esther Rajavelu
Esther Rajavelu
Chief Financial Officer, Chief Business Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)