Form 10-Q
period 2024-09-30
Spero Therapeutics, Inc.
filed 2024-11-14
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024, the registrant had 54,518,165 shares of common stock, $0.001 par value per share, outstanding.

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
•
the potential clinical and development pathways forward for SPR720;
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
•
the expected benefits and cost-savings from our recently announced strategic restructuring and workforce reduction;
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

i

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
Pursuant to our recently announced restructuring, we have suspended our development program with respect to SPR720 and have shifted our focus and resources to advancing the clinical development of our tebipenem HBr program and other corporate activities. If we fail to execute successfully on this re-prioritized strategic focus, our business and prospects may be adversely affected.
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
•
We expect that we will need substantial additional funding. If we are unable to raise capital when needed, or do not receive payment under our government awards or from our commercial partnership agreements, we could be forced to delay, reduce or eliminate our product development programs.
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

Spero Therapeutics, Inc.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$76,290	$76,333
Collaboration receivable, current - related party	50,586	49,152
Other receivables	2,696	1,545
Prepaid expenses and other current assets	2,055	4,178
Total current assets	131,627	131,208
Property and equipment, net	—	2
Operating lease right of use assets	3,381	4,155
Collaboration receivable, non-current - related party	—	46,590
Other assets	153	435
Total assets	$135,161	$182,390

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	6,090	1,378
Accrued expenses and other current liabilities	15,328	6,557
Operating lease liabilities	1,739	1,718
Income taxes payable	97	387
Deferred revenue, current	788	2,132
Deferred revenue, current - related party	25,054	24,981
Total current liabilities	49,096	37,153
Non-current operating lease liabilities	2,883	3,825
Deferred revenue, non-current	11,850	10,825
Deferred revenue, non-current - related party	5,812	23,606
Other long-term liabilities	13	87
Total liabilities	69,654	75,496
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 54,314,415 shares issued and outstanding as of September 30, 2024 and 52,999,680 shares issued and outstanding as of December 31, 2023	54	53
Additional paid-in capital	504,203	497,913
Accumulated deficit	(438,750)	(391,072)
Total stockholders' equity	65,507	106,894
Total liabilities and stockholders' equity	$135,161	$182,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Grant revenue	$5,650	$2,091	$14,893	$5,349
Collaboration revenue - related party	7,754	23,164	17,721	24,200
Collaboration revenue	65	218	319	710
Total revenues	13,469	25,473	32,933	30,259

Operating expenses:
Research and development	26,864	16,393	67,921	34,883
General and administrative	5,198	5,708	16,648	19,121
Impairment of long-term asset	—	5,306	—	5,306
Total operating expenses	32,062	27,407	84,569	59,310
Loss from operations	(18,593)	(1,934)	(51,636)	(29,051)
Other income (expense):
Interest income	1,182	950	3,707	2,894
Other income (expense), net	(26)	(10)	(39)	(17)
Total other income (expense), net	1,156	940	3,668	2,877
Net loss before income taxes	(17,437)	(994)	(47,968)	(26,174)
Income tax benefit (expense)	290	(2,211)	290	(2,211)
Net loss and comprehensive loss	$(17,147)	$(3,205)	$(47,678)	$(28,385)

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.06)	$(0.89)	$(0.54)

Weighted average common shares outstanding, basic and diluted:	54,124,862	52,710,280	53,869,824	52,603,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(47,678)	$(28,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	329
Non-cash lease cost	775	720
Impairment of assets	—	5,306
Share-based compensation	6,290	5,935
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	45,156	—
Other receivables	(1,151)	(1,905)
Prepaid expenses and other current assets	2,123	(2,029)
Other assets	282	—
Accounts payable	4,712	486
Accrued expenses and other current liabilities	8,771	(2,410)
Deferred revenue, current and non-current	(319)	(709)
Deferred revenue - related party, current and non-current	(17,721)	5,800
Other long-term liabilities	(74)	(35)
Operating lease liability	(921)	(816)
Income taxes	(290)	2,211
Net cash used in operating activities	(43)	(15,502)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	220
Net cash provided by financing activities	—	220
Net decrease in cash and cash equivalents:	(43)	(15,282)
Cash, cash equivalents and restricted cash at beginning of period	76,333	109,107
Cash, cash equivalents and restricted cash at end of period	$76,290	$93,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balances at June 30, 2024	54,009,139	54	502,049	(421,603)	80,500
Issuance of common stock upon the vesting of restricted stock units and performance stock units	305,276	—	—	—	—
Share-based compensation expense	—	—	2,154	—	2,154
Net loss	—	—	—	(17,147)	(17,147)
Balances at September 30, 2024	54,314,415	54	504,203	(438,750)	65,507

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	52,999,680	53	497,913	(391,072)	106,894
Issuance of common stock upon the vesting of restricted stock units and performance stock units	1,314,735	1	—	—	1
Share-based compensation expense	—	—	6,290	—	6,290
Net loss	—	—	—	(47,678)	(47,678)
Balances at September 30, 2024	54,314,415	54	504,203	(438,750)	65,507

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at June 30, 2023	52,571,813	53	493,787	(439,058)	54,782
Issuance of common stock upon the vesting of restricted stock units and performance stock units	283,028	—	—	—	—
Issuance of common stock, net of issuance costs	144,476	—	220		220
Share-based compensation expense	—	—	1,908	—	1,908
Net loss	—	—	—	(3,205)	(3,205)
Balances at September 30, 2023	52,999,317	53	495,915	(442,263)	53,705

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2022	52,456,195	52	489,760	(413,878)	75,934
Issuance of common stock upon the vesting of restricted stock units and performance stock units	398,646	1	—	—	1
Issuance of common stock, net of issuance costs	144,476	—	220		220
Share-based compensation expense	—	—	5,935	—	5,935
Net loss	—	—	—	(28,385)	(28,385)
Balances at September 30, 2023	52,999,317	53	495,915	(442,263)	53,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Spero Therapeutics, Inc., together with its consolidated subsidiaries (the “Company” or “Spero”), is a multi-asset, clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. The Company’s programs consist of three mid- to late-stage clinical assets. Tebipenem HBr is in Phase 3 development, with the potential to be the first broad-spectrum oral carbapenem to treat complicated urinary tract infections (“cUTIs”), including acute pyelonephritis, caused by certain microorganisms, in adult patients. SPR206 is a Phase 2-ready IV-administered antibiotic being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting. SPR720, the development of which was recently suspended, is a Phase 2 investigational oral agent for the first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease (“PD”), a rare disease.

On October 29, 2024, the Company announced that it would suspend its current development activities for SPR720 based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint. While the data showed antimicrobial activity associated with SPR720, the interim analysis did not show sufficient separation from placebo and highlighted potential dose limiting safety issues in subjects dosed at 1,000 mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. In evaluating the totality of both the efficacy and safety data, the Company elected to suspend its current development program for SPR720 and will evaluate other potential paths forward as the remaining data are collected and analyzed. In connection with this development, the Company announced that it is undertaking a reduction in its workforce by approximately 39% and a restructuring of its operations to reduce operating costs and reallocate resources towards the advancement of tebipenem HBr and other corporate activities. Refer to Note 11 “Subsequent Events” for further information.

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration and licensing agreements, funding from government contracts and through the sale of the Company’s common and preferred stock. The Company has incurred recurring losses, including net losses of $17.1 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively, and $47.7 million and $28.4 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024, the Company had an accumulated deficit of $438.8 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, the Company expects its announced strategic restructuring, the suspension of development activities for SPR720, existing cash and cash equivalents, together with expected collections from its collaboration receivables – related party, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. The Company will require additional funding to fund the development of its product candidates through regulatory approval and commercialization, and to support its continued operations. The Company may seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other avenues. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could materially adversely affect its business prospects or its ability to continue operations.

Interim Financial Information

The consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2024, and results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of September 30, 2024 and December 31, 2023, the Company had no off-balance sheet risks, including but not limited, to foreign exchange contracts, option contracts, or other hedging arrangements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2024 and 2023, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

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

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$75,621	$—	$75,621
Total cash equivalents	—	75,621	—	75,621

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$75,628	$—	$75,628
Total cash equivalents	—	75,628	—	75,628

Excluded from the tables above is cash of $0.7 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, there were no transfers between Level 1, Level 2 and Level 3 categories.

4. Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and related expenses	$3,279	$3,339
Accrued external research and development expenses	11,240	2,274
Accrued professional fees	619	708
Accrued other	190	236
Total Accrued expenses and other current liabilities	$15,328	$6,557

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

During the three and nine months ended September 30, 2024, the Company did not sell any shares of its common stock under its Sales Agreement. During the three and nine months ended September 30, 2023, the Company sold 144,476 shares of its common stock under the Sales Agreement at an average price of approximately $1.58 per share for aggregate gross proceeds of approximately $0.2 million prior to deducting sales commissions

6. Share-Based Compensation

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

As of September 30, 2024, an aggregate of 18,345,127 shares of common stock have been authorized and reserved for issuance under the Equity Plans and an aggregate of 5,344,219 shares of common stock were available for future issuance under the Equity Plans.

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $1.12 and $1.29 per option for those options granted during the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	2,865,594	$10.89	5.76	$1
Granted	35,604	1.52
Exercised	—	—
Forfeited or cancelled	(44,535)	13.36
Outstanding as of September 30, 2024	2,856,663	$10.73	4.75	$1
Outstanding as of September 30, 2024 - vested and expected to vest	2,856,663	$10.73	4.75	$1
Exercisable at September 30, 2024	2,615,440	$10.54	4.60	$—

As of September 30, 2024, there was approximately $2.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately one year.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans during the nine months ended September 30, 2024:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	5,368,807	$2.45
Granted	3,638,496	1.54
Vested and released	(1,244,736)	3.07
Forfeited or cancelled	(272,226)	1.84
Outstanding as of September 30, 2024	7,490,341	$1.93

As of September 30, 2024, there was approximately $11.5 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.77 years.

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

Performance-Based Awards

In September 2022, the Company approved an award of 140,000 performance-based stock units as part of an executive inducement grant (the “Inducement PSUs”). The Inducement PSUs were awarded based on certain performance criteria relating to pipeline execution, business development, and financial stewardship. As these performance criteria were deemed to be achieved by May 31, 2023, 70,001 of the Inducement PSUs vested in September 2023 and the remaining 69,999 of the Inducement PSUs vested in September 2024 upon fulfilment of the service condition.

The following table summarizes Inducement PSU activity under the Equity Plans during the nine months ended September 30, 2024:

	Number of Inducement PSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	69,999	$1.08
Granted	—	—
Vested and released	(69,999)	1.08
Forfeited or cancelled	—	—
Outstanding as of September 30, 2024	—	$—

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development expenses	$703	$619	$2,123	$2,006
General and administrative expenses	1,451	1,289	4,167	3,929
Total	$2,154	$1,908	$6,290	$5,935

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2024 or December 31, 2023.

Legal Proceedings

Two putative class action lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. The Company filed a fully-briefed Motion to Dismiss on June 21, 2023. By Order entered on September 30, 2024, the Motion to Dismiss was granted, dismissing the Amended Complaint in its entirety. The Court ordered the case to be closed by Memorandum and Order entered on October 28, 2024.

A stockholder derivative action was filed against the Company, as nominal defendant, and certain of the Company's current and former officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “First Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The First Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023. A second stockholder derivative action was filed against the Company, as nominal defendant, and certain of its current and former officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action. The plaintiffs in both derivative suits have agreed to a stay pending decision on the class action, subject to court approval. By Order entered on September 30, 2024, the motion to stay the First Derivative Complaint was denied as moot due to the dismissal of the Consolidated Putative Class Action.

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

As of September 30, 2024, through a number of contract modifications and the exercise of additional contract options by BARDA, including an additional contract modification of $11.7 million executed in July 2024, the committed funding increased to $59.3 million and the period of performance extended through December 31, 2025.

The Company recognized $5.6 million and $1.6 million of revenue under the BARDA agreement during the three months ended September 30, 2024 and 2023, respectively, and recognized $14.6 million and $3.1 million of revenue under the BARDA agreement during the nine months ended September 30, 2024 and 2023, respectively.

Biodefense Study Option

As of September 30, 2024, uncommitted funding of $12.7 million is outstanding under the award. This uncommitted funding is exercisable by BARDA, subject to the availability of funding as well as progress and results from biodefense studies, if initiated, as part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $27.0 million over a base period and six option periods, including an additional contract modification of $3.4 million executed in August 2024 for SPR206 Phase 2 start up activities under Option 1 of the NIAID agreement. As of September 30, 2024, $10.5 million of funding has been committed under this award.

The Company recognized $0.1 million and $0.5 million of revenue under the NIAID agreement during the three months ended September 30, 2024 and 2023, respectively, and recognized $0.3 million and $2.3 million of revenue under the NIAID agreement during the nine months ended September 30, 2024 and 2023, respectively.

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

SPR720 Agreements

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and nine months ended September 30, 2024 and 2023, the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not yet probable.

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

In December 2023, the Company commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, the Company is entitled to receive a $95.0 million development milestone payable in four equal semiannual installments. The Company received the first installment payment of $23.8 million for such development milestone in February 2024 and received the second installment payment of $23.8 million in August 2024. The Company expects to receive the next payment of $23.8 million in the first quarter of 2025 and the final payment of $23.8 million in the third quarter of 2025.

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

In July 2023, the Company entered into Amendment 1 to the GSK License Agreement, which updated the technology transfer terms of the GSK License Agreement. In December 2023, the Company entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO. Under the terms of Amendment 2, the Company may receive up to an additional $4.3 million in milestones based on activities in such country. In August 2024, the Company received the first milestone payment of $1.2 million and invoiced the second milestone payment of $1.3 million under Amendment 2, which was received in October 2024.

In March 2024, the Company entered into Amendment 3 to the GSK License Agreement, which assigns its rights to Product Trademarks (as defined in Amendment 3 to the GSK License Agreement) to GSK.

In October 2024, the Company entered into Amendment 4 to the GSK License Agreement, under which the Company may receive an additional $0.8 million upon completion of activities related to an additional Phase 1 clinical study.

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

The milestone installment payments are classified as collaboration receivable – related party on the Company’s consolidated balance sheet as of September 30, 2024. The Company received the first milestone installment payment of $23.8 million in the first quarter of 2024 and received the second milestone payment of $23.8 million in the third quarter of 2024. The Company expects the next payment of $23.8 million in the first quarter of 2025 and the final payment of $23.8 million in the third quarter of 2025.

The potential future development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2024 and not included in the transaction price. The Company can also earn sales-based royalties.

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

In total and inclusive of the above, the Company recognized $7.8 million and $23.2 million during the three months ended September 30, 2024 and 2023, respectively, and $17.7 million and $24.2 million during the nine months ended September 30, 2024 and 2023, respectively, related to the performance obligations, which were recorded as collaboration revenue – related party on its consolidated statement of operations.

The remaining transaction price balance of approximately $30.9 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue - related party in the condensed consolidated balance sheets. As of September 30, 2024, the research and development services related to the second performance obligation are expected to be recognized as costs are incurred over the project development timeframe.

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing a proprietary compound in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of September 30, 2024. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem HBr. The Company was obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, of which the Company paid $6.6 million during the year ended December 31, 2022, and the Company paid the remaining $0.9 million in the fourth quarter of 2023. The Company recorded these amounts as research and development expenses in the Company’s consolidated statement of operations.

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

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.7 million as of September 30, 2024) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and nine months ended September 30, 2024 and 2023, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

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

As of September 30, 2024, remaining future milestone payments of $34.0 million are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

The Company did not recognize revenue under this agreement during both the three and nine months ended September 30, 2024 and 2023.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2024 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized $0.1 million and $0.2 million of revenue from the contract during the three months ended September 30, 2024 and 2023, respectively, and $0.3 million and $0.7 million during the nine months ended September 30, 2024 and 2023, respectively.

The remaining transaction price balance of approximately $12.6 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. As of September 30, 2024, the research and development services related to the second performance obligation are expected to be recognized as costs are incurred over the project development timeframe.

10. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(17,147)	$(3,205)	$(47,678)	$(28,385)

Denominator:
Weighted average common shares outstanding, basic and diluted	54,124,862	52,710,280	53,869,824	52,603,709

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.06)	$(0.89)	$(0.54)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	2,856,663	2,915,190	2,856,663	2,915,190
Unvested RSUs and PSUs	7,490,341	4,832,644	7,490,341	4,832,644
	10,347,004	7,747,834	10,347,004	7,747,834

11. Subsequent Events

GSK License Agreement

On October 21, 2024, the Company entered into Amendment 4 to the GSK License Agreement, under which the Company may receive an additional $0.8 million upon completion of activities related to an additional clinical study.

Strategic Restructuring and Reduction in Workforce

On October 29, 2024, the Company announced that it would suspend its current development activities for SPR720 based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint. While the data showed antimicrobial activity associated with SPR720, the interim analysis did not show sufficient separation from placebo and highlighted potential dose limiting safety issues in subjects dosed at 1,000 mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. In evaluating the totality of both the efficacy and safety data, the Company elected to suspend its current development program for SPR720 and will evaluate other potential paths forward as the remaining data are collected and analyzed. As a result, the Company has restructured its operations to focus on supporting the development of tebipenem HBr and other potential corporate activities while it continues to seek a pathway forward for SPR720. In connection with the foregoing, the Company implemented a strategic restructuring initiative and corresponding workforce reduction. The restructuring initiative and corresponding reduction in workforce is designed to reduce costs and reallocate resources towards the Company’s support of the development of tebipenem HBr, while maintaining key personnel needed to help preserve the value of the Company’s programs. The restructuring reduced the Company’s workforce by approximately 39%. The Company estimates that it will incur approximately $1.1 million in costs in connection with the workforce reduction related to severance pay and other termination benefits.

Further, in connection with the restructuring, on October 29, 2024, the Board of Directors approved retention awards for non-executive employees of the Company. Subject to remaining actively employed and in good standing with the Company, aggregate retention awards of $4.4 million will be paid as a cash bonus with one half payable upon the achievement of each of two clinical execution milestones related to facilitating the clinical progress of PIVOT-PO. The estimated charges that the Company expects to incur as a result of the restructuring are subject to several assumptions, and actual results may differ materially from these estimates. The Company may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction. The Company communicated the workforce reduction on October 29, 2024, and expects most of the costs associated with the workforce reduction to be incurred during the quarter ending December 31, 2024.

On November 8, 2024, the Compensation Committee of the Board of Directors approved a retention program for the Company’s executive leadership team (ELT), which consists of four executive officers, including our Chief Executive Officer, Chief Financial and Chief Business Officer, Chief Operating Officer and Chief Human Resources Officer. The purpose of the program is to ensure that the Company retains ELT members who are considered critical to the development of tebipenem HBr in its ongoing PIVOT-PO, global Phase 3 clinical trial of tebipenem HBr in patients with cUTI. The retention program provides these ELT members with the opportunity to earn a cash bonus in an amount equaling 75% of the aggregate of their current base salary plus target annual bonus upon achievement of certain performance milestones relating to facilitating the progress of PIVOT-PO and certain goals related to the Company’s stock price appreciation or financial stewardship. Specifically, one-third of the retention payout is payable upon the achievement of each of two clinical execution milestones. The remaining one-third is payable upon the achievement of the stock price appreciation or financial stewardship milestone by no later than late 2026. If fully achieved, the total retention payments would aggregate to $2.1 million. The program contains certain clawback provisions in the event an executive voluntarily terminates his or her employment prior to the achievement of the second clinical execution milestone. The program also provides for full payment in the event of certain change in control transactions. Prior to the end of the performance period, if the Company terminates an executive’s employment, other than for cause, then such executive will be entitled to payment of the clinical execution milestone payments. In the event that the Company’s collaboration partner materially alters the PIVOT-PO work plan with the effect of preventing or indefinitely delaying the achievement of the clinical execution milestones, then the clinical execution milestone payments will be accelerated and paid in full.

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

Overview

We are a multi-asset, clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. Our pipeline consists of three mid to late-stage clinical assets. Tebipenem HBr is in Phase 3 development, with the potential to be the first broad-spectrum oral carbapenem to treat complicated urinary tract infections (“cUTIs”) including acute pyelonephritis, caused by certain microorganisms, in adult patients. SPR206 is a Phase 2 ready IV-administered antibiotic being developed as an innovative option to treat MDR Gram-negative bacterial infections in the hospital setting. SPR720, the development of which was recently suspended, is a Phase 2 investigational oral agent for the first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease, a rare disease. As previously disclosed, following the SPR720 program suspension, we are evaluating other potential paths forward as the remaining data are collected and analyzed.

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

We have experienced net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2024, we had an accumulated deficit of $438.8 million, and cash and cash equivalents of $76.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Based on our cash and cash equivalents as of September 30, 2024, our announced strategic restructuring as described below, the suspension of development activities for SPR720, together with earned and non-contingent development milestone payments from GSK, as well as other non-dilutive funding commitments, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditures into mid-2026. During this period, we plan to prioritize advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and completing our analysis of the full dataset from the 25 treated patients in the Phase 2a proof-of-concept trial of SPR720. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials.

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

Recent Developments

Strategic Restructuring

On October 29, 2024, we announced that we would suspend current development activities for SPR720 based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint. While the data showed antimicrobial activity associated with SPR720, the interim analysis did not show sufficient separation from placebo and highlighted potential dose limiting safety issues in subjects dosed at 1,000 mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. In evaluating the totality of both the efficacy and safety data, we have elected to suspend our current development program for SPR720 and will evaluate other potential paths forward as the remaining data are collected and analyzed. As a result, we have restructured our operations to focus on supporting the development of tebipenem HBr and other corporate activities while we continue to seek a pathway forward for SPR720.

In connection with the foregoing, on October 29, 2024, we implemented a strategic restructuring initiative and corresponding reduction in workforce. The restructuring initiative and corresponding reduction in workforce is designed to reduce costs and reallocate resources towards our support of the development of tebipenem HBr and other corporate activities. The restructuring reduced our workforce by approximately 39%. We estimate that we will incur approximately $1.1 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. We may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction. We communicated the workforce reduction on October 29, 2024 and expect most of the costs associated with the workforce reduction to be incurred during the quarter ending December 31, 2024.

SPR720

In July 2024, we concluded Phase 2a enrollment, with 25 non-refractory patients enrolled, for the proof-of-concept trial evaluating SPR720 in NTM-PD. A planned interim analysis based on 16 patients indicated the trial did not meet its primary endpoint of differentiation from placebo in the rate of change in log10 colony forming units per milliliter (CFU/mL). In addition, analysis of the full 25 patient safety data highlighted potential dose limiting safety issues in patients dosed at 1,000mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. In evaluating the totality of both the efficacy and safety data, we have elected to suspend our current development program for SPR720 and will evaluate other potential paths forward as the remaining data are collected and analyzed.

In October 2024, we announced the publication of data from our Phase 1 clinical trial, which assessed the intrapulmonary pharmacokinetics of SPR719 (active moiety of SPR720). Results from this study suggested that SPR719 had significant lung uptake and enhanced liver fibrosis and alveolar macrophages concentrations. Further in October, we announced a poster presentation at IDWeek 2024, entitled “Evaluation of the Spontaneous Mutation Frequencies of SPR719 Alone and in Combination with Other Agents Used to Treat Mycobacterium avium Complex Pulmonary Disease.” The study described in the poster showed that SPR719 had a low propensity for resistance development in this study and showed no instances of antagonism when combined with clarithromycin or ethambutol, highlighting its potential for use in prolonged combination regimens typically required to treat NTM-PD.

Tebipenem HBr

Enrollment in our PIVOT-PO, global Phase 3 clinical trial of tebipenem HBr in patients with cUTI is on track. This randomized, double-blinded trial compares oral tebipenem HBr with intravenous imipenem cilastatin, in hospitalized adult patients with cUTI/acute pyelonephritis. The primary endpoint is the overall response (a combination of clinical cure and favorable microbiological response) at the Test-of-Cure (TOC) visit. Target enrollment for the trial is approximately 2,648 patients, with enrollment completion expected in the second half of 2025.

In July 2024, an additional contract modification of $11.7 million was executed under our existing contract with Biomedical Advanced Research and Development Authority (“BARDA”), increasing the total committed funding under this award to $59.3 million with no change to the period of performance. The additional funding is expected to provide support for clinical development activities for tebipenem HBr.

SPR206

The FDA cleared our investigational new drug (“IND”) application for a Phase 2 trial in participants with hospital-acquired or ventilator-associated bacterial pneumonia (“HABP/VABP”). We maintain our guidance to initiate the trial, contingent upon availability of non-dilutive funding.

In August 2024, an additional contract modification of $3.4 million was executed under Option 1 of our existing contract with U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) for SPR206 Phase 2 start up activities.

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

In light of our decision to suspend development activities for SPR720 and our strategic restructuring, we expect that our future expenses relating to development activities will be substantially reduced as we evaluate potential paths forward for SPR720 and implement our restructuring. In connection with our restructuring, we estimate that we will incur approximately $1.1 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. We may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction. We expect most of the costs associated with our workforce reduction to be incurred during the quarter ending December 31, 2024.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) during the three and nine months ended September 30, 2024 and 2023 consists of interest income related to the significant financing component related to the GSK License Agreement and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances and vendor payables.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change
Revenues:
Grant revenue	$5,650	$2,091	$3,559
Collaboration revenue - related party	7,754	23,164	(15,410)
Collaboration revenue	65	218	(153)
Total revenues	13,469	25,473	(12,004)

Operating expenses:
Research and development	26,864	16,393	10,471
General and administrative	5,198	5,708	(510)
Impairment of long-term asset	—	5,306	(5,306)
Total operating expenses	32,062	27,407	4,655
Loss from operations	(18,593)	(1,934)	(16,659)
Other income (expense):
Interest income	1,182	950	232
Other income (expense), net	(26)	(10)	(16)
Total other income (expense), net	1,156	940	216
Net loss before income taxes	(17,437)	(994)	(16,443)
Income tax benefit (expense)	290	(2,211)	2,501
Net loss	$(17,147)	$(3,205)	$(13,942)

Grant Revenue

	Three Months Ended September 30,
	2024	2023	$ Change
BARDA Contract (Tebipenem HBr)	$5,567	$1,599	$3,968
NIAID Contract (SPR206)	83	492	(409)
Total grant revenue	$5,650	$2,091	$3,559

Grant revenue recognized during the three months ended September 30, 2024 and 2023 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in grant revenue during the three months ended September 30, 2024 was primarily due to an increase of $4.0 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, partially offset by a decrease of $0.4 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

	Three Months Ended September 30,
	2024	2023	$ Change
GSK (Tebipenem HBr)	$7,754	$23,164	$(15,410)
Pfizer (SPR206)	65	218	(153)
Total collaboration revenue	$7,819	$23,382	$(15,563)

During the three months ended September 30, 2024, we recognized $7.8 million in collaboration revenue related to our agreement with GSK and $0.1 million in collaboration revenue related to our agreement with Pfizer. During the three months ended

September 30, 2023, we recognized $23.2 million in collaboration revenue related to our agreement with GSK and $0.2 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses

	Three Months Ended September 30,
	2024	2023	$ Change
Direct research and development expenses by program:
SPR720	$3,879	$5,801	$(1,922)
Tebipenem HBr	18,020	5,619	12,401
SPR206	157	714	(557)
Unallocated expenses:
Personnel related (including share-based compensation)	3,836	3,128	708
Facility related and other	972	1,131	(159)
Total research and development expenses	$26,864	$16,393	$10,471

Direct costs related to our SPR720 program decreased by $1.9 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to decreased clinical activity during the period related to our Phase 2a clinical trial of SPR720, which completed enrollment in the second quarter of 2024. Subsequently, in October 2024, we announced that we would suspend current development activities for SPR720 based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint.

Direct costs related to our tebipenem HBr program increased by $12.4 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to continued clinical activities related to our pivotal Phase 3 clinical trial of tebipenem HBr, which we initiated in the fourth quarter of 2023 .Direct costs related to our tebipenem HBr program during the three months ended September 30, 2024 reflect a $0.7 million reduction to expense related to a repurchase of drug substance material by GSK.

Direct costs related to our SPR206 program decreased by $0.6 million during the three months ended September 30, 2024, primarily due to decreased preclinical activity.

The increase in personnel-related costs of $0.7 million was primarily a result of increased research and development headcount costs. Personnel-related costs for the three months ended September 30, 2024 and 2023 included share-based compensation expense of $0.7 million and $0.6 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	$ Change
Personnel related (including share-based compensation)	$3,273	$3,178	$95
Professional and consultant fees	1,374	2,042	(668)
Facility related and other	551	488	63
Total general and administrative expenses	$5,198	$5,708	$(510)

The increase in personnel-related costs of $0.1 million was primarily a result of increased headcount costs in our general and administrative functions during the period. Personnel-related costs for the three months ended September 30, 2024 and 2023 included share-based compensation expense of $1.5 million and $1.3 million, respectively.

The decrease in professional and consultant fees of $0.7 million was primarily due to varying legal and consulting expenses incurred in the three months ended September 30, 2024.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $1.2 million for the three months ended September 30, 2024, compared to $0.9 million for the three months ended September 30, 2023. Total other income for the three months ended September 30, 2024 included $1.2 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the three months ended September 30, 2023 included $1.0 million of interest income, offset by fluctuations in unrealized foreign currency.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Revenues:
Grant revenue	$14,893	$5,349	$9,544
Collaboration revenue - related party	17,721	24,200	(6,479)
Collaboration revenue	319	710	(391)
Total revenues	32,933	30,259	2,674

Operating expenses:
Research and development	67,921	34,883	33,038
General and administrative	16,648	19,121	(2,473)
Impairment of long-term asset	—	5,306	(5,306)
Total operating expenses	84,569	59,310	25,259
Loss from operations	(51,636)	(29,051)	(22,585)
Other income (expense):
Interest income	3,707	2,894	813
Other income (expense), net	(39)	(17)	(22)
Total other income (expense), net	3,668	2,877	791
Net loss before income taxes	(47,968)	(26,174)	(21,794)
Income tax benefit (expense)	290	(2,211)	2,501
Net loss	$(47,678)	$(28,385)	$(19,293)

Grant Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change
BARDA Contract (Tebipenem HBr)	$14,577	$3,076	$11,501
NIAID Contract (SPR206)	316	2,273	(1,957)
Total grant revenue	$14,893	$5,349	$9,544

Grant revenue recognized during the nine months ended September 30, 2024 and 2023 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in grant revenue during the nine months ended September 30, 2024 was primarily due to an increase of $11.5 million in qualified expenses incurred under our BARDA contract for tebipenem HBr, partially offset by a decrease of $2.0 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change
GSK (Tebipenem HBr)	$17,721	$24,200	$(6,479)
Pfizer (SPR206)	319	710	(391)
Total collaboration revenue	$18,040	$24,910	$(6,870)

During the nine months ended September 30, 2024, we recognized $17.7 million in collaboration revenue related to our agreement with GSK and $0.3 million in collaboration revenue related to our agreement with Pfizer. During the nine months ended

September 30, 2023, we recognized $24.2 million in collaboration revenue related to our agreement with GSK and $0.7 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change
Direct research and development expenses by program:
SPR720	$13,087	$8,864	$4,223
Tebipenem HBr	39,937	9,471	30,466
SPR206	503	2,430	(1,927)
Unallocated expenses:
Personnel related (including share-based compensation)	10,768	10,581	187
Facility related and other	3,626	3,537	89
Total research and development expenses	$67,921	$34,883	$33,038

Direct costs related to our SPR720 program increased by $4.2 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to increased clinical activity during 2024 related to our Phase 2a clinical trial of SPR720, which completed enrollment in the second quarter of 2024. Subsequently, in October 2024, we announced that we would suspend current development activities for SPR720 based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint.

Direct costs related to our tebipenem HBr program increased by $30.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increased continued clinical activities related to our pivotal Phase 3 clinical trial of tebipenem HBr, which we initiated in the fourth quarter of 2023. Direct costs related to our tebipenem HBr program during the nine months ended September 30, 2024 reflect a $2.3 million reduction to expense related to a repurchase of drug substance material by GSK.

Direct costs related to our SPR206 program decreased by $1.9 million during the nine months ended September 30, 2024, primarily due to decreased preclinical activity.

The increase in personnel-related costs of $0.2 million was primarily a result of increased research and development headcount costs. Personnel-related costs during the nine months ended September 30, 2023 included retention bonus payments in connection with our restructuring in May 2022. Personnel-related costs for the nine months ended September 30, 2024 and 2023 included share-based compensation expense of $2.1 million and $2.0 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change
Personnel related (including share-based compensation)	$9,781	$11,690	$(1,909)
Professional and consultant fees	5,183	5,826	(643)
Facility related and other	1,684	1,605	79
Total general and administrative expenses	$16,648	$19,121	$(2,473)

The decrease in personnel-related costs of $1.9 million was primarily a result of decreased headcount costs in our general and administrative functions during the period. Personnel-related costs during the nine months ended September 30, 2023 included retention bonus payments in connection with our restructuring in May 2022. Personnel-related costs for the nine months ended September 30, 2024 and 2023 included share-based compensation expense of $4.2 million and $3.9 million, respectively.

The decrease in professional and consultant fees were primarily due to varying legal and consulting expenses incurred in the nine months ended September 30, 2024.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $3.7 million for the nine months ended September 30, 2024, compared to $2.9 million for the nine months ended September 30, 2023. Total other income for the nine months ended September 30, 2024 included $3.7 million of interest income, of which $1.2 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the nine months ended September 30, 2023 included $2.9 million of interest income, offset by offset by fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the United States Department of Defense (“DoD”), NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. As of September 30, 2024, we had cash and cash equivalents of $76.3 million.

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

During the three and nine months ended September 30, 2024 and year-to-date, we did not sell any shares of our common stock under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(43)	$(15,502)
Cash provided by financing activities	—	220
Net decrease in cash and cash equivalents	$(43)	$(15,282)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was less than $0.1 million, primarily resulting from our net loss of $47.7 million, adjusted for non-cash items of $7.1 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $40.6 million and consisted primarily of a $45.2 million decrease in our related party collaboration receivable, primarily due to the receipt of the first and second installment payments from GSK (see Note 9 - License, Collaboration and Service Agreements), a $18.0 million decrease in deferred revenue, a $8.8 million increase in accrued expenses, a $4.7 million increase in accounts payable, a $2.1 million decrease in prepaid expenses and a $1.2 million net increase in other receivables.

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

Investing Activities

We did not undertake any investing activities during the nine months ended September 30, 2024 or 2023.

Financing Activities

We did not undertake any financing activities during the nine months ended September 30, 2024.

Cash provided by financing activities during the nine months ended September 30, 2023 was $0.2 million, and consisted of net sales of common stock under our Sales Agreement.

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

As of September 30, 2024, we had cash and cash equivalents of $76.3 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents, together with expected collections from our collaboration receivables – related party, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of September 30, 2024, our announced strategic restructuring as described above, and the suspension of development activities for SPR720, together with earned and non-contingent development milestone payments from GSK, as well as other non-dilutive funding commitments, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditures into mid-2026.

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

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2024, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, we had cash and cash equivalents of $76.3 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We did not have any assets classified as marketable securities as of September 30, 2024. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Japanese Yen and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Two putative class action lawsuits were filed against us and certain of our current and former officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics,

Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. We filed a fully-briefed Motion to Dismiss on June 21, 2023. By Order entered on September 30, 2024, the Motion to Dismiss was granted, dismissing the Amended Complaint in its entirety. The Court ordered the case to be closed by Memorandum and Order entered on October 28, 2024.

A stockholder derivative action was filed against us, as nominal defendant, and certain of our current and former officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “First Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The First Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023. A second stockholder derivative action was filed against us, as nominal defendant, and certain of our current and former officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action. The plaintiffs in both derivative suits have agreed to a stay pending decision on the class action, subject to court approval.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcomes or reasonably estimate a range of possible loss at this time. By Order entered on September 30, 2024, the motion to stay the First Derivative Complaint was denied as moot due to the dismissal of the Consolidated Putative Class Action.

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

Risks Related to Product Development and Commercialization

Pursuant to our recently announced restructuring, we have suspended our development program with respect to SPR720 and have shifted our focus and resources to advancing the clinical development of our tebipenem HBr program, as well as other corporate activities. If we fail to execute successfully on this re-prioritized strategic focus, our business and prospects may be adversely affected.

On October 29, 2024, we announced that we would suspend development activities for SPR720 based on based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint. While the data showed antimicrobial activity associated with SPR720, the interim analysis did not show sufficient separation from placebo and highlighted potential dose limiting safety issues in subjects dosed at 1,000 mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. In evaluating the totality of both the efficacy and safety data, we have elected to suspend our current development program for SPR720 and will evaluate other potential paths forward as the remaining data are collected and analyzed. As a result, we have restructured our operations to focus on supporting the development of tebipenem HBr and other corporate activities while we continue to seek a pathway forward for SPR720. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of developing and commercializing product candidates to address the unmet need for solutions to antibiotic resistant pathogens. However, there is no assurance that we will successfully execute this strategy. As described below, there are risks inherent in the clinical development process, especially for earlier-stage programs, and the regulatory path for

SPR720 remains uncertain at this time. If we are unable to execute successfully on this re-prioritized strategic focus, our business and prospects may be adversely affected.

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

For example, as a carbapenem, tebipenem HBr is not active against organisms expressing a resistance mechanism mediated by enzymes known as carbapenemases. Although occurrence of this resistance mechanism is currently rare, we cannot predict whether carbapenemase-mediated resistance will become widespread in regions where tebipenem HBr may be marketed if it is approved. The growth of drug resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of any of our product candidates outside of controlled hospital settings, could contribute to the rise of resistance. If resistance to any of our product candidates becomes prevalent, our ability to generate revenue from such product candidates could suffer.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our product candidates, tebipenem HBr and SPR206, as well as exploring clinical and development pathways forward for SPR720, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

We have not generated any revenue from the sale of our products and have incurred losses in each year since our inception in 2013 through 2023. Our net loss was $17.1 million and $47.7 million during the three and nine months ended September 30, 2024. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We believe that our existing cash and cash equivalents, together with expected collections from our collaboration receivables – related party, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of September 30, 2024, our announced strategic restructuring described above, and the suspension of development activities for SPR720, together with earned and non-contingent development milestone payments from GSK, as well as other non-dilutive funding commitments, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026. Beyond this point we will need additional funding, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or partnerships, additional grant funding and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, research stage programs and commercial activities.

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

We currently have no products approved for sale and have historically invested a significant portion of our efforts and financial resources on the development of our product candidates, including tebipenem HBr, SPR206, and SPR720. Although we have now suspended our current development efforts with respect to SPR720, while we evaluate other potential paths forward as the remaining data are collected and analyzed, our business remains heavily dependent on the successful development, regulatory approval, and, if approved, commercialization of our other product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval.

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

We expect that we will need substantial additional funding. If we are unable to raise capital when needed, or do not receive payment under our government awards or from our commercial partnership agreements, we could be forced to delay, reduce or eliminate our product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. Our expenses are likely to increase as we commence and advance our ongoing and planned clinical trials and other studies for our current and future product candidates, as well as explore clinical and development pathways forward for SPR720. If we obtain marketing approval for any product candidate, we expect to incur significant expenses related to development, product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents, together with expected collections from our collaboration receivables – related party, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report. Based on our cash and cash equivalents as of September 30, 2024, our announced strategic restructuring described above, and the suspension of development activities for SPR720, together with earned and non-contingent development milestone payments from GSK, as well as other non-dilutive funding commitments, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine, a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023, and are entitled to receive a $95.0 million development milestone that is payable in four equal semi-annual installments, of which we received $23.8 million in February 2024 and 23.8 million in August 2024. Remaining potential payments are milestone based and are (i) approximately $25.0 million in payments for the achievement of development milestones, (ii) up to $150.0 million in commercial milestone payments, (iii) up to $225.0 million in sales milestone payments, and (iv) tiered low single-digit to low double-digit royalties (if sales exceed $1.0 billion) tiered on net sales of GSK Licensed Products in the GSK Territory.

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

The laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, in the United States, there is an exception for one’s own publication of an invention prior to filing a patent application for the invention. Most other countries have no such exception and any publication prior to filing is an absolute bar to patentability. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of the America Invents Act of 2011, the United States transitioned to a first-inventor-to-file system in March 2013, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, as a result of the lag in the publication of patent applications following filing in the United States, we are still not be able to be certain upon filing that we are the first to file for patent protection for any invention. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (“USPTO”) or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of September 30, 2024, we have two registered United States trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate, it may face competition from generic products earlier or more aggressively than anticipated, depending upon how well our future products perform in the United States prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (“RLD”) and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD.

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

On October 29, 2024, we implemented a restructuring that reduced our workforce by approximately 39%. While we have confidence in our remaining employees, including our leadership team, and the board of directors, the uncertainty inherent in this ongoing restructuring may be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Continued disruption caused by the transition or by the loss of ongoing services of any qualified scientific and management personnel could delay or prevent the successful development of our product candidates.

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

We are undertaking internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition, and we may not realize the expected benefits from our restructuring and we may incur additional costs implementing it or other difficulties.

As described above, on October 29, 2024, we announced a restructuring plan and implemented a workforce reduction. There can be no assurance that our restructuring will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. Further, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Additionally, our restructuring may result in unexpected expenses or liabilities and/or write-offs. If our restructuring fails to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

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

Strategic Restructuring and Executive Retention

Refer to Note 11 “Subsequent Events” for further details around the restructuring and retention remuneration awarded to the Company’s executive officers.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

3.3	Amended and Restated Bylaws of the Registrant		Form 10-Q (Exhibit 3.1)	11/13/2023	001-38266

10.1+	Consulting Agreement, effective as of August 29, 2024, by and between the Registrant and Kamal Hamed	X

10.2+	Separation Agreement, dated July 30, 2024, by and between the Registrant and Kama Hamed.	X

10.3+	Consulting Agreement, effective as of August 5, 2024, by and between the Registrant and John C. Pottage, Jr., M.D.	X

10.4†	Amendment 4 to Exclusive License Agreement, dated October 28, 2024, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: November 14, 2024	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Esther Rajavelu
Esther Rajavelu
Chief Financial Officer, Chief Business Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)