Form 10-K
period 2024-12-31
Spero Therapeutics, Inc.
filed 2025-03-27
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $69.5 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). As of March 21, 2025, there were 55,900,641 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

References to Spero Therapeutics

Unless otherwise stated, all references to “us,” “our,” “we,” “Spero,” “Spero Therapeutics,” “the Company” and similar references in this Annual Report on Form 10-K refer to Spero Therapeutics, Inc. and its consolidated subsidiaries. Spero Therapeutics and its associated logos are registered trademarks of Spero Therapeutics, Inc. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

Cautionary Note on Forward-Looking Statements

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
•
the potential development pathways forward for SPR720;
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
•
our ability to secure sufficient capital in the near-term or implement other strategic initiatives to alleviate our current substantial doubt about our ability to continue as a going concern;
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
•
the expected benefits and cost-savings from our previously announced strategic restructuring and workforce reduction;
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
•
Pursuant to our previously announced restructuring, we have suspended development of our SPR720 oral program and have shifted our focus and resources to advancing the clinical development of our tebipenem HBr program, as well as other corporate activities. We have also discontinued development of SPR206. Consequently, our business and prospects are substantially dependent on our tebipenem program and our collaboration with GSK. If we fail to execute successfully on this re-prioritized strategic focus, our business and prospects may be materially adversely affected.
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
•
If we fail to comply with our obligations in the agreements under which we in-license or out-license or acquire development or commercialization rights to products, technology or data from or to third parties, we could lose such rights that are important to our business.
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
•
The price of our common stock has been and, in the future, may continue to be volatile whether related or unrelated to our operations, which could result in a decline in value for our stockholders.
•
Our shares of common stock could be delisted from the Nasdaq GS, which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.
•
We received a “Wells Notice” from the SEC contemplating a civil enforcement action, which could have a material adverse effect on our business, financial condition and results of operations, prospects, and/or our stock price.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. Since our inception in 2013, we have focused our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We believe that our novel product candidates, if successfully developed and approved, could provide meaningful benefits to patients suffering from serious rare diseases and life-threatening bacterial infections, in both the community and hospital settings. Our pipeline consists of mid- to late-stage clinical assets.

Our most advanced clinical stage product candidate, tebipenem HBr, is in Phase 3 development, with the potential to be the first broad-spectrum oral carbapenem to treat adult patients with complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms. The other programs in our pipeline are SPR206 and SPR720. SPR206 is an intravenously (“IV”) administered next generation polymyxin product candidate, for the treatment of hospital-acquired and ventilator-associated bacterial pneumonia (“HABP/VABP”) caused by MDR Gram-negative bacterial infections. In March 2025, following a reprioritization of our programs, we announced that we are no longer pursuing a planned Phase 2 clinical trial for SPR206. SPR720 is a product candidate for first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease. In October 2024, we announced that results from a planned interim analysis of our Phase 2a clinical trial for SPR720 demonstrated the oral agent did not meet its primary endpoint, and we elected to suspend development of SPR720 in its oral formulation. We are currently completing analysis of remaining data from all 25 patients dosed in the trial ahead of determining next steps.

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

Antibiotics are evaluated according to several criteria, including:

•
Spectrum. Antibiotics that are effective against a wide variety of bacteria are considered to be broad-spectrum, while those that act upon a limited number of bacteria are considered to be narrow-spectrum.
•
Potency. Potency refers to the amount of antibiotic required to kill or inhibit growth of bacteria in vitro. Potency is commonly expressed as the minimum inhibitory concentration (“MIC”) in µg/mL or mg/L, which is the lowest concentration of drug needed to inhibit bacterial growth. Antibiotics with lower MICs are considered to be more potent.

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

Growing Antibiotic Resistance in the Hospital and Community Settings

Antibiotic resistance poses a grave threat to global health as resistance rates among various bacteria are increasing. In a systematic analysis examining the global burden of bacterial resistance published in The Lancet, there were an estimated 4.71 million deaths associated with drug-resistant infections in 2021. The Centers for Disease Control and Prevention (“CDC”) estimates that the annual impact of antibiotic-resistant infections on the U.S. economy is $20–$35 billion in direct health care costs.

Both Gram-positive and Gram-negative pathogens harbor resistance mechanisms and contribute to the global threat. According to the CDC, Gram-negative pathogens are particularly worrisome because they are increasingly developing resistance to currently used drugs. In 2019, the CDC designated antibiotic-resistant Gram-negative bacteria such as carbapenem-resistant Acinetobacter baumannii (“CRAB”), MDR Pseudomonas aeruginosa (“MDR PA”), carbapenem-resistant Enterobacterales (“CRE”), and extended-spectrum-β-lactamase (“ESBL”)-producing Enterobacterales as urgent or serious threats. These pathogens are associated with significant mortality because of the increased incidence of antibiotic resistance and the lack of effective treatment options. One reason these ESBL -producing pathogens are deemed a serious threat is their ability to spread within the community. This, and their ability to break down commonly used antibiotics, such as penicillins and cephalosporins, make treating cUTI infections more challenging.

As a second example, NTM pulmonary infection that occurs through inhalation of mycobacteria from environmental sources, especially in water and soil, may cause a chronic and progressive pulmonary disease. The estimated total NTM pulmonary disease prevalence in the United States, Europe and Japan is approximately 245,000 diagnosed patients, with approximately 95,000 of these diagnosed patients in the United States. NTM pulmonary disease has a higher frequency among older individuals, particularly women. Most NTM pulmonary disease is due to Mycobacterium avium complex (“MAC”), followed by Mycobacterium abscessus and Mycobacterium kansasii.

Our Clinical Programs

The table below summarizes our anticipated development plans for our product candidates:

1.
The Company discontinued the SPR206 program in March 2025
2.
The Company has elected to suspend its current development program for the oral dosing of SPR720, as it completes Phase 2a data analysis

Tebipenem HBr (tebipenem pivoxil hydrobromide): Potential First Oral Carbapenem for Use in Adults with cUTI

Disease Overview

Tebipenem HBr is an oral carbapenem in development to treat cUTI, including pyelonephritis, caused by certain microorganisms, in adult patients who have limited oral treatment options.

Urinary tract infections (“UTIs”) are among the most common bacterial diseases worldwide and have significant clinical and economic burden. cUTIs are UTIs that are associated with the presence of any number of underlying factors in patients, such as anatomical or functional abnormalities of the urinary tract. Patients with cUTI have a higher risk of recurrence and progression to severe infection, a higher likelihood of harboring a resistant pathogen, and a greater risk of morbidity and mortality, when compared to uncomplicated UTIs.

Limitations of Current Therapies

Currently, fluoroquinolones are the most widely used antibiotic class in treating community and hospital-acquired Gram-negative infections, including UTIs; however, they have encountered increasing resistance among MDR Gram-negative bacteria and are associated with significant adverse effects. Co-resistance further compounds the issue of antibiotic resistance. For instance, more than 40% of E. coli isolates with trimethoprim/sulfamethoxazole resistance were co-resistant to levofloxacin.

While current UTI treatment guidelines published by the Infectious Diseases Society of America identify fluoroquinolones as an appropriate empirical therapy option, this recommendation is contingent on local resistance rates being less than 10%. However, the high rates of fluoroquinolone-resistant Escherichia coli (“E. coli”) found in the United States today in the community and hospital settings, as shown in the table below, would suggest that there is a need for an antibiotic that is effective against fluoroquinolone-resistant infections.

The table below reflects resistance rates in the United States in the community and hospital settings.

cUTIs in the United States	2024 E. coli Resistance Rates to Fluoroquinolones	2019-2022 E. coli Resistance Rates to Fluoroquinolones	2013-2014 E. coli Resistance Rates to Fluoroquinolones	2000-2004 E. coli Resistance Rates to Fluoroquinolones
Community Setting	21.6%	21.5%	11.7%	0%
Hospital Setting	44.3%	37.9%	34.5%	3.5%

In addition, the FDA has issued several warnings against the use of fluoroquinolones in certain patients and determined that fluoroquinolones should be reserved for use in patients with these conditions who have no alternative treatment options; safety warnings in the labeling of fluoroquinolone class products have been further strengthened over the past several years.

Tebipenem HBr Key Attributes

Tebipenem HBr is designed to be the first broad-spectrum oral carbapenem-class antibiotic to treat cUTI, including pyelonephritis caused by certain microorganisms in adults who have limited oral treatment options. Unlike other carbapenems on the U.S. market, which are only available as IV-administered infusions, tebipenem HBr is an orally administered tablet. Oral administration may potentially allow physicians to avoid IV-administered antibiotics for otherwise healthy or stable patients, and the avoidance of IV administration could lead to reduced healthcare resource utilization.

Target Patient Population

We believe tebipenem HBr is well positioned to meet the unmet need for an oral therapy for patients with cUTI, including pyelonephritis, caused by certain microorganisms, who have limited oral treatment options. With an estimated 3.4 million cases each year in the United States, cUTI is a leading cause of infection-related hospitalization. In a nationwide cohort study, the total median 30-day post index all-cause total healthcare costs for cUTI care ranged from $1,531 for patients initially identified in the outpatient setting to $13,028 for patients initially identified in the inpatient setting. While drugs such astrimethoprim/ sulfamethoxazole and fluoroquinolones (levofloxacin, ciprofloxacin) have been the primary oral options for treatment of UTIs caused by Gram-negative organisms, nearly 30% to 35% of UTIs are caused by resistant bacteria, which has led to increased use of IV-administered therapeutics such as carbapenems. Carbapenems have been utilized for more than 30 years and are considered the standard of care for many serious MDR Gram-negative bacterial infections but have only been available as IV-administered formulations. Currently, there are no commercially available oral carbapenems for use in cUTI in adults.

The growing challenges, caused by limited effective oral treatment options for cUTI and pyelonephritis and the increasing resistance rates amongst uropathogens, place a significant burden on both patients and the healthcare system, in terms of recurrent infections, hospitalizations, and cost. Given the observed activity of tebipenem HBr against a broad spectrum of bacterial pathogens, if approved, tebipenem HBr could be used in the hospital setting to transition appropriate patients hospitalized for cUTI to an oral therapy, potentially allowing them to discharge earlier from the hospital.

Tebipenem HBr Clinical Development Overview

GSK License Agreement

In September 2022, we entered into the GSK License Agreement, for the development, manufacturing and commercialization of tebipenem HBr. Pursuant to the GSK License Agreement, we received a $66.0 million upfront payment from GSK with eligibility to receive up to $525.0 million in development, sales, and commercial milestones payments, as well as low single-digit to low double-digit tiered royalties on net product sales. In exchange, GSK received an exclusive license to develop and commercialize tebipenem pivoxil and tebipenem pivoxil HBr in all territories, except Japan, and certain other Asian countries, territories that are retained by our partner Meiji Seika Pharma Co. Ltd. (“Meiji”). Concurrent with the GSK License Agreement, an affiliate of GSK purchased 7,450,000 shares of our common stock at a purchase price of $1.20805 per share for an aggregate purchase price of $9.0 million.

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

In December 2023, we commenced enrollment in PIVOT-PO. The pre-planned interim analysis of PIVOT-PO is expected to be completed in the second quarter of 2025.

Completed Clinical Trials

In September 2020, results from the ADAPT-PO Phase 3 clinical trial were announced, comparing the oral regimen of tebipenem HBr with the IV regimen of ertapenem for treating adults with cUTI, including AP. The global, randomized, placebo-controlled clinical trial evaluated safety and efficacy in hospitalized patients, with the primary endpoint being overall response (clinical cure and microbiological response) at the test-of-cure (“TOC”) in the microbiological intent-to-treat population.

FDA Status

We included data from our completed ADAPT-PO Phase 3 clinical trial of tebipenem HBr, together with requisite safety data, chemistry, manufacturing and controls (“CMC”) information, clinical pharmacology and nonclinical studies, in our New Drug Application (“NDA”) submission to the FDA, which was accepted by the FDA in late December 2022. The NDA was seeking approval for tebipenem HBr oral tablets for treatment of cUTI, including pyelonephritis, caused by certain microorganisms in adult patients who have limited oral treatment options. The FDA granted Priority Review designation with a PDUFA target action date of June 27, 2022.

Based upon feedback from an FDA Late Cycle Meeting in late April 2022, we determined to discontinue our own near-term commercialization activities for tebipenem HBr and to restructure our business, including focusing on potential partnership or other opportunities for tebipenem HBr.

In June 2022, we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA. In the CRL, the FDA communicated that it had completed its review of the NDA and determined that the NDA could not be approved in its present form. The FDA ultimately concluded that the Phase 3 cUTI clinical trial of tebipenem HBr (ADAPT-PO) was insufficient to support approval and that an additional clinical study would be required to address the deficiency noted in the CRL.

On August 2, 2022, we held a Type A meeting with the FDA to gain further insights as to the pathway forward towards a potential regulatory approval for tebipenem HBr. We also achieved alignment with the FDA on key components of the proposed pivotal Phase 3 trial design. We engaged with the FDA by means of a SPA in the first half of 2023. On July 31, 2023, we announced that we received written agreement from the FDA, under a SPA, on the design and size of the PIVOT-PO clinical trial.

Regulatory Designations

The FDA has designated tebipenem HBr as a Qualified Infectious Disease Product (“QIDP”) for the treatment of cUTI, Community-acquired pneumonia (“CABP”) and diabetic foot infections (“DFI”) under the Generating Antibiotic Incentives Now (“GAIN”) Act. Among other benefits of a QIDP designation, the first marketing application for the QIDP-designated indication qualifies for priority review by the FDA. The QIDP designation for tebipenem HBr, however, does not guarantee a faster development process or ensure FDA approval. Further, if tebipenem HBr is approved for the treatment of cUTI, CABP or DFI, the FDA’s QIDP designation previously granted to tebipenem HBr for those indications will entitle the drug product to receive a one-time five-year extension to any non-patent exclusivity period awarded to tebipenem HBr in the United States, such as a five-year New Chemical Entity exclusivity granted under the Hatch-Waxman Act, among other possible periods of regulatory exclusivity that would qualify for a GAIN exclusivity extension. Additionally, FDA has granted fast track designation for tebipenem HBr in the treatment of cUTI/AP.

SPR206: IV-Administered Investigational Phase 2 Product Candidate Deisgined to Treat MDR Gram-Negative Bacterial Infections in the Hospital Setting.

Disease Overview

MDR and extensively drug-resistant (“XDR”) Gram-negative pathogens, including CRAB, MDR PA, and CRE have been classified by the CDC and World Health Organization (“WHO”) as serious or urgent/critical threats (CDC 2019, WHO 2017). Currently, the standard-of-care (“SOC”) treatment for such infections are associated with low clinical cure rates, stubbornly high mortality rates, and on-therapy resistance development. Fortunately, resistance rates among MDR and CR strains of A. baumannii and P. aeruginosa to the available polymyxin therapeutics including polymyxin B (“PMB”) or colistin (“COL”) remain relatively low and, consequently, these agents are increasingly being utilized in the treatment of such infections. However, conventional polymyxins are often nephrotoxic and/or neurotoxic. The rise of these resistant pathogens has created an urgent need for novel, safer, and more effective treatment options.

Limitations of Current Therapies

Current SOC therapies for MDR and XDR infections face several limitations, making treatment increasingly challenging. Conventional antibiotics, including carbapenems, cephalosporins, and aminoglycosides, are often ineffective due to widespread resistance mechanisms such as beta-lactamase, efflux pumps, and porin mutations. COL and PMB are among the last-resort options but are associated with significant nephrotoxicity and neurotoxicity, limiting their use. Newer beta-lactam/beta-lactamase inhibitor combinations, while promising, may not cover all resistant strains, particularly metallo-b-lactamase-producing organisms. Additionally, the development of resistance to recently introduced agents raises concerns about the durability of these treatments as monotherapies.

SPR206 Key Attributes

We believe that with the following key attributes, SPR206 has the potential to become a safe and effective treatment for serious Gram-negative infections:

•
Potential to Expand the Potency of SOC Antibiotics. SPR206 is designed to expand the potency of SOC antibiotics by restoring and expanding their Gram-negative activity. We believe that this novel mechanism could provide a new option for patients with resistant Gram-negative infections, thereby improving therapeutic outcomes, decreasing physicians’ reliance on older poorly tolerated and ineffective drugs.

•
SPR206 Appears to be a Generally Safe and Potent IV-Administered Direct-Acting Agent, Based on Current Data. SPR206 is designed to interact with lipopolysaccharide (“LPS”) to disrupt the outer membrane including that of carbapenem-resistant P. aeruginosa and A. baumannii. Data from SPR206 in vitro and in vivo Good Laboratory Practice (“GLP”) safety pharmacology and absorption, distribution, metabolism, and excretion (“ADME”) studies and 14-day, two-species GLP toxicology studies provide support for an acceptable safety profile, which led to SPR206’s designation as a clinical candidate and the initiation of Phase 1 clinical trial in December 2018. Phase 1 data demonstrates that SPR206 is well-tolerated at doses that are likely to be within a therapeutic range for target MDR Gram-negative bacterial infections and has a safety profile that we believe supports the further development of SPR206.
•
SPR206 is an Investigational Phase 2 Product Candidate. SPR206 was developed as a treatment for high-risk patients with suspected or known Gram-negative infections such as CRE, CRAB and MDR PA to prevent mortality and reduce the length of stay in the hospital setting. In March 2025, following a reprioritization of our programs, we announced that we are no longer pursuing a planned Phase 2 clinical trial for this program.

Target Patient Population

SPR206 is an investigational Phase 2 product designed to treat hospital-acquired and ventilator-associated bacterial pneumonia only (HABP/VABP) caused by carbapenem-resistant pathogens, infections affecting approximately 25,000 patients in the United States. This next generation polymyxin is well-tolerated and less nephrotoxic compared to Polymyxin B and Colistin according to data currently available. SPR206 exhibits potent antibacterial activity against four major pathogens identified by the CDC as being particularly challenging and enhances the efficacy of SOC agents by increasing kill rates and preventing resistance development. Both preclinical and clinical data support its potential efficacy, lung penetration, and safety/tolerability. Additionally, SPR206 benefits from strong intellectual property protection, with a composition of matter patent valid through 2039, as well as QIDP and fast track designations.

In Vitro Activity of SPR206 against Carbapenem-Resistant Gram-Negative Bacteria

Results from multiple susceptibility studies against contemporary clinical isolates suggest that SPR206 possesses potent activity against CRAB, carbapenem-resistant P. aeruginosa and carbapenem-resistant K. pneumoniae.

SPR206 Clinical Development Overview

Phase 2 Clinical Trial Update

In February 2024, we announced clearance by the FDA for our IND to evaluate SPR206 in a Phase 2 clinical trial. The Phase 2 clinical trial was designed as a randomized, double-blinded, controlled, multicenter study to evaluate the safety, tolerability, efficacy, and pharmacokinetics (“PK”) of SPR206 in combination with select antibiotics for the treatment of patients diagnosed with hospital-acquired and ventilator-associated bacterial pneumonia (“HABP/VABP”), caused by carbapenem-resistant Pseudomonas aeruginosa. Approximately 60 adult hospitalized patients were expected to be enrolled. Patients would have received treatment for 7−14 days and evaluated through assessment of post-baseline clinical outcomes.

A Phase 2 clinical trial was supported by preclinical data as well as the results of multiple Phase 1 clinical trials. These Phase 1 trials have demonstrated SPR206's lack of nephrotoxicity at predicted therapeutic dose levels and its ability to achieve mean lung epithelial lining fluid (“ELF”) exposures above the MIC for targeted Gram-negative pathogens, when administered three times daily at 100 mg. In March 2025, following a reprioritization of our programs, we announced that we are no longer pursuing a Phase 2 clinical trial for this program.

Completed Clinical Trials

In February 2022, we reported results from a Phase 1 BAL clinical trial designed as an open-label study that enrolled thirty healthy volunteers into five cohorts. The objectives of the study were to evaluate the intrapulmonary PK, including ELF and alveolar macrophage (“AM”) concentrations of SPR206 compared to plasma concentrations. These data are important to establish dose requirements for clinical efficacy of SPR206 in the setting of hospital-acquired pneumonia (“HAP”)/ventilator-associated pneumonia (“VAP”).

Subjects received three 100 mg doses of SPR206 infused every eight hours over one day. Results from the trial showed that SPR206 was generally well-tolerated with a mean lung ELF to plasma concentration ratio of 0.264, with AUC from 0-8 hours used to estimate the total uptake of SPR206. Importantly, the mean concentration of SPR206 in the lung ELF exceeded the SPR206 MIC for targeted gram-negative pathogens for the entirety of the 8-hour dosing period. This study was conducted in collaboration with, and with financial support from, the Department of Defense (“DoD”) (Award No. W81XWH1910295). The initiation of this clinical trial triggered the first of two milestone payments related to the study from our development partner, Everest Medicines II Limited (“Everest”).

In March 2022, we reported results from the Phase 1 RIS clinical trial, an open-label study that enrolled forty volunteers into five cohorts. Cohort 1 was healthy volunteers, cohorts 2-4 were clinically stable subjects with various degrees of renal impairment, and cohort 5 was clinically stable subjects with end stage renal disease (“ESRD”) on hemodialysis. The objectives of the study were to evaluate the PK of SPR206 in healthy subjects and in those with various degrees of renal impairment, including ESRD. These data are important to establish if the concentrations of SPR206 are impacted by differences in renal function and whether dose adjustments for SPR206 would be recommended in such context. Subjects received a single 100 mg infusion of SPR206. Mostly mild but no serious treatment-related adverse events were reported. Systemic exposure to SPR206 increased as renal function decreased, with mean area under the concentration-time curve from time 0 to the last quantifiable concentration (AUC0–last) values 39% to 239% greater in subjects with RI vs healthy subjects. Dose adjustments for patients with renal impairment have been incorporated into the Phase 2 protocol.

The objectives of the study were to evaluate the PK of SPR206 in healthy subjects and in those with various degrees of renal impairment, including ESRD. These data are important to establish if the concentrations of SPR206 are impacted by differences in renal function and whether dose adjustments for SPR206 would be recommended in such context. This study was also conducted in collaboration with, and with financial support from, the DoD (Award No. W81XWH1910295).

Regulatory Designations

SPR206 has been granted QIDP designation and fast track designation by the FDA for the treatment of cUTI and hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP). SPR206 has been granted fast track designation by the FDA for the treatment of HABP and VABP due to carbapenem-resistant Acinetobacter baumannii-calcoaceticus complex (CRABc) and carbapenem-resistant Pseudomonas aeruginosa (CRPA).

SPR720: Novel Oral Antibiotic for First-Line Treatment of NTM Pulmonary Disease

Disease Overview

NTM-PD is a chronic lung infection caused by a ubiquitous environmental organism that causes pulmonary disease, progressive lung damage and respiratory failure. Patients at risk include those with compromised immune systems or underlying pulmonary disorders. NTM pulmonary disease is associated with a five-year all-cause mortality rate of 35% and high healthcare costs. NTM infections represent a growing global health concern and major unmet medical need because of the lack of new medications to combat these bacteria. MAC is the most common NTM to cause human infection, making up around 80% of all NTM infections.

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
•
SPR720 Development Suspended. In October 2024, we suspended development of the SPR720 oral program for the treatment of NTM-PD, following a planned interim analysis of the Phase 2a proof-of-concept study of SPR720, which demonstrated the study did not meet its primary endpoint. Spero is completing analysis of remaining data from all 25 patients dosed in the trial ahead of determining next steps.

Target Patient Population

NTM infection occurs in many different types of patients. NTM pulmonary disease often occurs in people with compromised immune systems or those with respiratory conditions such as bronchiectasis, chronic obstructive pulmonary disease, cystic fibrosis and asthma. Increasing prevalence of NTM pulmonary disease in the United States is estimated at 6%–10% annually. The estimated total NTM pulmonary disease prevalence in the United States, Europe and Japan is approximately 245,000 diagnosed patients. Women and people aged 65 years or older (a population that is growing in number) have higher incidence and prevalence rates. We believe there is a need for new, potent therapies for NTM pulmonary disease.

SPR720 Clinical Development Overview

Clinical Trials

On November 14, 2022, we announced the re-initiation of a Phase 2a clinical trial of SPR720 (SPR720-202) and that we opened clinical trial sites. The trial enrolled 25 treatment-naïve or treatment-experienced, non-refractory patients with NTM pulmonary disease, due to MAC. The primary endpoint of the study was evaluating changes in bacterial load in sputum samples from baseline to the end of the 56-day treatment period. Key secondary endpoints include assessments of clinical response, PK, safety and tolerability and quality of life. Trial enrollment concluded in July 2024.

Additionally, we conducted two Phase 1 clinical trials – one to assess intrapulmonary PK of SPR719 (the active moiety of the prodrug SPR720) in a bronchoalveolar lavage (“BAL”) study and another to evaluate the effect on the PK of SPR720, azithromycin and ethambutol when co-administered together in healthy volunteers.

In October 2024, we suspended development of the SPR720 oral program for the treatment of NTM-PD, following a planned interim analysis of the Phase 2a proof-of-concept study of SPR720, which demonstrated the study did not meet its primary endpoint. While data showed antimicrobial activity associated with SPR720, the analysis did not show sufficient separation from placebo and highlighted potential dose limiting safety issues in patients dosed at 1,000 mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. We are completing analysis of the remaining data from all 25 patients dosed in the trial ahead of determining next steps.

Regulatory Designations

The FDA has granted orphan drug designation to SPR720 for the treatment of nontuberculous mycobacteria infection, a designation that is given to drugs intended to treat a rare disease or condition that affects fewer than 200,000 persons in the United States. An orphan drug designation can provide specific benefits including up to seven years of market exclusivity in the United States upon regulatory approval. We received QIDP designation by the FDA for SPR720 for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by M. tuberculosis. In addition, SPR720 also was awarded fast track designation by the FDA for treatment of adult patients with NTM pulmonary disease. Neither the QIDP nor orphan drug designation nor fast track designation, however, guarantee a faster development process or ensure FDA approval.

Our Strategy

Our goal is to identify and develop novel treatments focusing on areas of high unmet medical need for safe and effective treatments. Key elements of our strategy are as follows:

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
•
Selectively expand our portfolio of product candidates to develop therapies to address high unmet need in addressable patient populations, including those diagnosed with rare and infectious diseases. We are using our expertise to actively build and expand a portfolio of product candidates for the treatment of rare diseases and infections where unmet need exists. In addition, we are leveraging our deep-rooted relationships in the academic, medical and corporate communities to identify and develop new and innovative therapies in other tangential disease areas. Assessing our product candidates relies on three principles: 1) unmet medical need, 2) novel mechanism or formulation differentiation to overcome challenges with current therapeutics, and 3) convenience for patients.
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
•
Continue to pursue collaborations with non-commercial organizations for scientific expertise and funding support. We have received funding support from BARDA, the United States National Institute of Allergy and Infectious Diseases (“NIAID”), the DoD and the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) a public-private partnership funded by BARDA within the United States Department of Health and Human Services. We intend to continue to pursue collaborations with government agencies and non-profit foundations, to the extent available and practicable, to support the development of our product candidates.

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

In December 2023, we commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, we are entitled to receive a $95.0 million development milestone that is payable in four equal semiannual installments. We received the first installment payment of $23.8 million for such development milestone in February 2024, the second installment payment of $23.8 million in August 2024 and the third installment payment of $23.8 million in February 2025. The final installment payment of $23.8 million is expected to be received in the third quarter of 2025.

Remaining potential payments under the GSK License Agreement are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
GSK's submission of a NDA with the FDA for tebipenem HBr	$25.0
Total commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales

Amendments to the GSK License Agreement

In July 2023, we entered into Amendment 1 to the GSK License Agreement, which updated the timeframe for technology transfer in the GSK License Agreement.

In December 2023, we entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO enrollment. Under the terms of Amendment 2 we are entitled to an additional $4.3 million in milestones based on activities in such country. We received the first milestone payment of $1.2 million in August 2024 and received the second milestone payment of $1.3 million in October 2024. The third milestone of $0.7 million was achieved in December 2024 and payment was received in February 2025.

In March 2024, we entered into Amendment 3 to the GSK License Agreement, which assigns our rights to Product Trademarks (as defined in Amendment 3) to GSK.

In October 2024, we entered into Amendment 4 to the GSK License Agreement, under which we will receive an additional $0.8 million upon completion of activities related to an additional Phase 1 clinical study. We received $0.4 million of the milestone in January 2025 and anticipate receipt of the outstanding balance in the second quarter of 2025.

Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

We are responsible for the execution and costs of the Phase 3 clinical trial of tebipenem HBr. GSK is responsible for the execution and costs of any additional further development, including additional Phase 3 trials, regulatory filings and commercialization activities for tebipenem HBr in the GSK Territory. We will also be responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr. A joint development committee has been established between GSK and us to coordinate and review development activities for tebipenem HBr in the United States.

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

We have the right to terminate the GSK License Agreement upon a material breach by, or bankruptcy of, GSK. GSK has the right to terminate the GSK License Agreement at any time upon a specified number of days’ notice or upon a material breach by, or bankruptcy of, us. In addition, in the event that GSK has the right to terminate the GSK License Agreement due to a material breach by us, GSK may elect not to terminate the GSK License Agreement and in lieu thereof may assume the responsibility and expense of development of tebipenem HBr in the United States, in which event GSK’s obligation to make further development payments to us

(including unpaid installments of any earned milestone payments) would cease, and/or to reduce all subsequent commercial and sales milestone payments and royalty payments otherwise due by GSK to us under the GSK License Agreement by 50%. In the case of a Change of Control of Spero, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem HBr in the United States and no development milestones would be payable to Spero, as described above.

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

We and our collaboration partners, including GSK, retain exclusive rights to commercialize tebipenem HBr throughout the world, except in the Meiji Territory, where Meiji will have exclusive rights to commercialize tebipenem HBr. With Meiji, we have established a joint development committee for the management of the development of tebipenem HBr, including any joint, cross-territory studies that may be undertaken by the parties, if any. In addition, the parties have established a joint commercialization committee to coordinate information sharing relative to the commercialization of tebipenem HBr.

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

Under the Meiji License, we have paid Meiji a one-time non-refundable upfront fee of $0.6 million, a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in our Phase 1 clinical trial of tebipenem HBr in October 2017 and a $1.0 million milestone payment upon submission of the NDA for tebipenem HBr in October 2021. We are obligated to pay Meiji future clinical and regulatory milestone payments up to an aggregate of $1.0 million and royalties of a low single-digit percentage based on net sales of tebipenem HBr. Additionally, we were obligated to pay Meiji a percentage of certain amounts received from any sublicensees, up to an aggregate of $7.5 million; which we fully satisfied in the fourth quarter of 2023. We recorded these amounts as research and development expenses in our consolidated statement of operations.

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

SPR206 Agreements

Cantab Agreements

In June 2016, we entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. (“CAI”) and New Pharma License Holdings Limited (“NPLH”). This agreement allows us to acquire NPLH and its intellectual property rights and assets relating to our polymyxin products, and our next-generation potentiating agents in particular. The intellectual property portfolio we acquired includes patents that cover SPR206 as well as other novel potentiating agents, polymyxin derivatives and other LPS or outer-membrane bacterial disrupting agents. In exchange for the acquisition of NPLH, we paid PBB upfront consideration in the amount of $0.3 million and also agreed to make milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.3 million as of December 31, 2024) upon the achievement of a specified commercial milestone. We also agreed to pay royalties of a low single-digit percentage based on net sales of products licensed under the agreement. In addition, Spero Cantab issued equity interest in Spero Cantab and entered into a subscription agreement and stockholders agreement with PBB. In July 2017, we repurchased PBB’s minority equity interest in Spero

Cantab in exchange for a one-time non-refundable upfront fee of approximately $0.2 million and we also amended the Cantab Agreement to increase the contingent milestone payments to PBB by an aggregate of $0.1 million. The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

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

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the Amended Everest License Agreement will expire on a jurisdiction-by-jurisdiction and Everest Licensed Product-by-Everest Licensed Product basis upon the latest to occur of expiration of the last valid claim under a licensed patent in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of such Everest Licensed Product in such jurisdiction. The Amended Everest License Agreement may be terminated in its entirety by Everest upon 90 or 180 days prior written notice, depending on the stage of development of the initial Everest Licensed Product.

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

In connection with the Pfizer Purchase Agreement, Pfizer purchased 2,362,348 shares of our common stock at a price of $16.93 per share for a total investment of $40.0 million. Under the terms of the Pfizer License Agreement, we received no other upfront payments but are eligible to receive up to $80.0 million in development and sales milestones, and we may also receive high single-digit to low double-digit royalties on net sales of SPR206 in the Pfizer Territory. Achievement of these payments cannot be guaranteed. We and Pfizer agree that upon Pfizer’s request, the parties will negotiate in good faith regarding procuring a clinical or commercial supply of the compound.

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

SPR720 Agreements

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

The agreement continues in effect until the expiration of all payment obligations thereunder, with royalty payment obligations continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the date of expiration in such country of the last to expire applicable patent. Further, Vertex has the right to terminate the agreement if provided with notification from us of our intent to cease all development or if no material development or commercialization efforts occur for a period of one year.

Government Awards

Through December 31, 2024, we have committed funding support of up to an aggregate of $85.4 million in non-dilutive funding from BARDA, NIAID and concluded awards from CARB-X, SBIR and the DoD, with the potential to receive a total of up to $114.6 million (inclusive of amounts we have already received) if certain options are exercised. The awards are subject to termination for convenience at any time by the granting government agency, and the granting government agency is not obligated to provide funding to us beyond the base period amounts from Congressionally approved annual appropriations. These awards are structured in the following manner:

•
BARDA award to support the further clinical development of tebipenem HBr. The BARDA award provides total reimbursement to us of up to $72.0 million for qualified expenses for tebipenem HBr development. The award initially committed funding of $15.7 million over a three-year base period from July 2018 to June 30, 2021 for cUTI development activities. In May 2019, the contract was modified to include additional funding of approximately $2.5 million for tebipenem HBr, increasing the amount of initial committed funding from $15.7 million to approximately $18.2 million. In January 2020, BARDA exercised its first option under the contract, committing $15.9 million for tebipenem HBr. In December 2023, BARDA extended the period of performance for the first contract option through December 31, 2025 and the contract was modified to include additional funding of $0.6 million for tebipenem HBr, increasing the amount of the first contract option to $16.5 million.

There is a second option exercisable by BARDA for $12.7 million of funding, subject to the achievement of specified milestones under the award agreement and program direction. In January 2022, BARDA added, and exercised, a third option to the original award, increasing the total amount of committed funding by $12.9 million. In September 2022, remaining funding from the $12.9 million option was reprogrammed into a fourth contract option to support clinical trials for patients with cUTI, including AP. In July 2024, an additional contract modification of $11.7 million was executed under our existing contract with BARDA.

As of December 31, 2024 the total amount of committed funding under the BARDA award was $59.3 million of which the Company has cumulatively recognized $56.7 million in grant revenue.

The Defense Threat Reduction Agency (“DTRA”) may provide up to $10.0 million in addition to the total potential $72.0 million from BARDA, to cover the cost of the nonclinical biodefense aspects of the collaboration program. While such funding would be for the purpose of developing tebipenem HBr in these areas, we will not receive any funds directly from DTRA.

•
NIAID funding for SPR206. In May 2021, a NIAID contract was awarded for SPR206 providing total development funding of up to $23.4 million, of which $7.1 million has been committed. The award initially committed funding of $2.1 million over a two-year base period from May 2021 to January 2023 for nonclinical, regulatory, and CMC activities. In December 2022, NIAID extended period of performance for the base period until August 16, 2023. In December 2022, the contract was modified to include additional funding of approximately $0.1 million, increasing the amount of base period committed funding to $2.2 million. In October 2022, NIAID exercised its first option under the contract, committing $4.0 million for SPR206 through April 2025. In June 2023, NIAID extended the period of performance for the base period until January 16, 2024 and in August 2023, the contract was modified to include additional funding of approximately $0.1 million increasing the amount of base period committed funding to $2.3 million. In August 2023, NIAID exercised its third option under the contract, committing $0.8 million for SPR206 through August 2024. In December 2023, the period of performance for the base period was extended through September 16, 2024. In August 2024, an additional contract modification of $3.4 million was executed under Option 1 of our existing contract with NIAID for SPR206 Phase 2 start up activities.

As of December 31, 2024, the total amount of committed funding under the NIAID award was $10.5 million and the total potential contract value was $27.0 million. Of the committed funding, the Company has cumulatively recognized $5.3 million in grant revenue.

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

Spero-Owned Intellectual Property Relating to Compounds Under Development

We have patent applications directed to the composition of matter, formulation and/or use of tebipenem HBr, SPR720 and SPR206 pending in the United States, Europe, Japan and other countries.

Tebipenem HBr Oral Carbapenem (Tebipenem Pivoxil Hydrobromide)

Our tebipenem HBr program contains one issued and three pending United States patent applications, and 40 issued and 30 pending foreign patent applications covering novel solid forms of tebipenem pivoxil hydrobromide and novel pharmaceutical formulations of tebipenem pivoxil hydrobromide as of December 31, 2024, all wholly owned by us. The issued foreign patents are issued in Australia, Brazil, Canada, the Eurasian Patent Office (“EAPO”), which includes Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan and Turkmenistan, Indonesia, Israel, Japan, Mexico, New Zealand, South Korea, and South Africa. Foreign patent applications are pending in Australia, Brazil, Canada, China, Colombia, the European Patent Office, Egypt, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Singapore, Thailand, and Vietnam. U.S. and foreign patents covering our tebipenem pivoxil hydrobromide preparations will have statutory expiration dates of December 2037, February 2038, and November 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

In January 2021, the USPTO issued U.S. Patent No, 10,889,587, which is directed to the crystalline formulation of tebipenem HBr, our oral carbapenem in development for the treatment of cUTI and AP. This patent covers a crystalline form of tebipenem pivoxil HBr, pharmaceutical compositions of tebipenem pivoxil HBr and methods of use. The patent expires in February 2038.

NTM Pulmonary Disease Program (SPR720)

Our intellectual property portfolio for our DNA Gyrase Inhibitor program includes issued patents and a pending patent application directed to composition of matter for SPR720, a prodrug of SPR719. The SPR719 and SPR720 patents include patents to close analogs, novel solid forms, methods of manufacture for both compounds, and methods of treatment using SPR720 alone and in combination with other antibiotic compounds. All patents and patent applications in the portfolio are wholly owned by us. As of December 31, 2024, we owned 11 issued U.S. patents, 98 issued foreign patents, and one pending U.S. application and 8 pending foreign patent applications. The issued foreign patents are in a number of jurisdictions including the European Union and its member states, Argentina, Australia, Brazil, Canada, China, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, and Taiwan. Issued U.S. and foreign patents, and patents issuing from the pending PCT application, will have statutory expiration dates of January 2032, June 2032, July 2033 and October 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

Next-Generation Potentiator Product (SPR206)

The intellectual property portfolio for our next-generation polymyxin program contains patent applications and issued patents directed to a composition of matter for polymyxin-like compounds with different structural features, pharmaceutical compositions comprising the same, and methods of use for these novel compounds and compositions. As of December 31, 2024, we owned four U.S. patents and three pending U.S. patent applications, 138 foreign patents, and 21 pending foreign patent applications in a number of jurisdictions including Argentina, Australia, Brazil, Canada, China, Colombia, the European Patent Office, India, Israel, Japan, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, Taiwan, Ukraine and Venezuela. Issued U.S. or foreign patents and any patents issued from pending U.S. or foreign applications covering our next-generation polymyxin program will have a statutory expiration date of May 2034, March 2035, November 2035 or June 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

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

In partnership with GSK, we are developing tebipenem HBr as an oral antibiotic for use as a monotherapy for the treatment of resistant and MDR infections. If approved, there are a variety of available oral therapies for the treatment of cUTIs that we expect would compete with tebipenem HBr, such as levofloxacin, ciprofloxacin and trimethoprim/sulfamethoxazole and several antibiotics currently in clinical development for cUTI. We also expect that tebipenem HBr, if approved, would compete with future and current generic versions of marketed antibiotics. If approved, we believe that tebipenem HBr would compete effectively against these compounds on the basis of tebipenem HBr’s potential:

•
broad range of activity against a wide variety of resistant and MDR Gram-negative bacteria;
•
low probability of drug resistance;
•
a favorable safety and tolerability profile supported by years of post-marketing experience in Japan;
•
oral dosing regimen and opportunity to step-down from IV-administered therapy; and
•
as a monotherapy treatment for MDR Gram-negative infections.

SPR206 is designed as a treatment for high-risk patients with suspected or known Gram-negative infections, such as CRE, CRAB and MDR PA to prevent mortality and reduce the length of stay in the hospital setting. If approved, SPR206 would compete with several IV-administered products marketed for the treatment of Gram-negative infections, including ceftazidime-avibactam (Avycaz) from Allergan plc and Pfizer Inc., ceftolozane-tazobactam (Zerbaxa) from Merck & Co., plazomicin (Zemdri) from Cipla Therapeutics, Inc., eravacycline (Xerava) from Tetraphase Pharmaceuticals, Inc., meropenem-vaborbactam (Vabomere) from Melinta Therapeutics, Inc, cefiderocol (Fetroja) from Shionogi & Co. Ltd., imipenem-relebactam (Recarbrio) from Merck & Co, and sulbactam/durlobactam (Xacduro) from Innoviva Specialty Therapeutic. Each of these products and product candidates employs a mechanism of action that differs from the mechanism of action employed by SPR206.

We have been developing SPR720 as a treatment for NTM pulmonary disease. There are currently no agents approved to treat non-refractory NTM pulmonary disease. Only one drug is currently approved to treat NTM infection that would potentially compete with SPR720, called Arikayce from Insmed, an inhaled version of a commonly used drug in the hospital setting called amikacin. It should be noted that combination therapy is recommended for treating this condition. There are also a number of late-stage product candidates in clinical development by Paratek Pharmaceuticals, Inc., Mannkind Corporation, AN2 Therapeutics, Inc. and Insmed, Inc. that are intended to treat refractory disease and first-line treatment of disease due to MAC or M. absesssus.

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

Congress recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, and to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the FDA for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.

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

Acceptance of NDAs

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (the “PDUFA”), is substantial (for example, for fiscal year 2025 this application fee is over $4.3 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $404,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review. Congress is required to reauthorize the agency’s user fee programs every five years, and current legislative provisions supporting the PDUFA program are set to expire on September 30, 2027.

The application review process begins upon receipt of the application. The PDUFA time clock begins on the FDA receipt date except for eligible products (i.e., new molecular entity (“NME”) NDAs and original biologics license applications (“BLAs”)). For these applications, the PDUFA time clock begins 60 days after the application receipt date if the application is filed; however, the review timeline for all applications begins on the day of submission. The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Review of NDAs

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP.

Under the current PDUFA goals and policies agreed to by the FDA, the agency has ten months from the filing date in which to complete its initial review of a standard application that is a NME, and six months from the filing date for an NME application with “priority review”. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA target action date.

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

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

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

Decisions on NDAs

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It subsequently issued a complementary draft guidance on demonstrating substantial evidence of effectiveness based on one adequate and well-controlled clinical investigation plus confirmatory evidence in September 2023. Although neither has been finalized to date, together these two FDA guidance documents provide additional information for industry on the flexibility in the amount and type of evidence needed to establish the effectiveness of new drug products.

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

To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug qualifies as a QIDP under the GAIN Act. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for a rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process. Tebipenem HBr has been granted fast track designation by the FDA for the treatment of cUTI, including pyelonephritis, caused by certain microorganisms in adult patients who have limited oral treatment options. In September 2020, SPR720 received fast track designation for treatment of adult patients with NTM pulmonary disease.

In addition, with the enactment of the FDA Safety and Innovation Act (“FDASIA”) in 2012, Congress created a regulatory program for therapeutic candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

FDASIA also included the Generating Antibiotics Incentives Now Act (the “GAIN Act”) which directed the FDA to implement the QIDP designation program. The GAIN Act created incentives for the development of antibacterial and antifungal drug products for the treatment of serious or life-threatening infections. A therapeutic candidate designated as a QIDP is eligible for fast track designation, and the first marketing application submitted for a specific drug product and indication for which QIDP designation was granted will be granted priority review. A subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review. As discussed further below under “Qualified Infectious Disease Product Exclusivity,” the GAIN Act also provides the possibility of a five-year exclusivity extension that is added to any other marketing exclusivity for which a QIDP-designated drug qualifies upon FDA approval.

Finally, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an NDA, for an NME (or an original BLA) from the date of filing.

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

Accelerated Approval Pathway

In addition, a product studied for its safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, meaning that it may be approved on (i) the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or (ii) on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) and that is reasonably likely to predict an effect on IMM or other clinical benefits, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoints, and the drug may be subject to expedited withdrawal procedures. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, Congress recently provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these recent amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on the FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for drug products being considered and approved under the accelerated approval program are subject to prior review by the FDA. Lawmakers, FDA officials, and other stakeholders have recently been evaluating the accelerated approval program and have proposed potential reforms to improve certain aspects and in February 2024 the FDA announced its first use of the law’s amended procedures to withdraw an accelerated approval following the drug’s confirmatory study failing to verify clinical benefit. Scrutiny of the accelerated approval pathway is likely to continue and may lead to legislative and/or administrative changes in the future.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications and for use in patient populations described in the product’s approved labeling. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The government also closely scrutinizes the promotion of prescription drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The agency has recently finalized guidance for industry that provides modernized recommendations for how drug manufacturers can share truthful, scientifically sound, and clinically relevant information on unapproved uses of FDA-approved drugs with health care providers.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security

Act (the “DSCSA”), was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandated resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that culminated in November 2023. However, the FDA announced a one-year stabilization period, until November 2024, followed by trading partner-specific exemptions through specified dates in 2025, to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Regulatory Exclusivity and Approval of Follow-on Products

Hatch-Waxman Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress enacted Section 505(b)(2) of the FDCA and also established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer must rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”).

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

As part of the NDA review and approval process, applicants are required to list with the FDA each patent that has claims that cover the applicant’s product or method of therapeutic use. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential follow-on competitors in support of approval of an ANDA or 505(b)(2) NDA. The FDA’s role in this process is purely “ministerial” and it does not review or assess the claims within each patent to determine whether they cover the drug product or its approved method of use. Patents that may fall outside the scope of what the FDCA and FDA’s implementing regulations define as needing to be listed by the NDA holder are periodically challenged by competitors and other stakeholders, either through FDA’s administrative challenge process or in the court system as anticompetitive or unfair behavior. In particular, the Federal Trade Commission (“FTC”) issued a policy statement in September 2023 indicating that it would be scrutinizing the “improper” submission of patents for listing in the Orange Book on the basis that such listings may harm competition from cheaper generic alternatives and keep brand prices artificially high. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. It is unclear whether the FTC under the Trump Administration will continue to prioritize the policy issue of “improper” patent listings or whether Congress may take any legislative actions related to this issue.

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

An ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivities listed in the Orange Book for the referenced product have expired. The Hatch-Waxman Amendments to the FDCA provided a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity (“NCE”). For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. Under the Best Pharmaceuticals for Children Act (“BPCA”), certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product candidate in children. The data do not need to show the product to be effective in the pediatric population studied; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. The issuance of a Written Request does not require the sponsor to undertake the described trials. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union (“EU”) and Australia, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product authorization, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. We will continue to evaluate the potential impacts on our business of the Trade and Cooperation Agreement and guidance issued to date by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) regarding the requirements for licensing and marketing medicinal products and drugs in the United Kingdom. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. More recently, in March 2023, the UK government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is expected to apply as of January 1, 2025 and will change the existing system under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the UK. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the UK (i.e., Great Britain and Northern Ireland), while the European Medicines Agency (“EMA”) will no longer be involved in approving medicines intended for sale in Northern Ireland.

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

In April 2023, the European Commission adopted a proposal that will revise and replace the existing general pharmaceutical legislation. If implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union.

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

In addition, the containment of healthcare costs has become a priority for federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.

In the United States, the federal government provides health insurance for people who are 65 years or older, and certain people with disabilities or certain conditions irrespective of their age, through the Medicare program, which is administered by the Centers for Medicare & Medicaid Services (“CMS”). Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s coverage and reimbursement guidance and determinations. Drugs and other products that are utilized within the hospital in-patient setting are typically reimbursed under a prospective payment system, or a predetermined payment amount that is based on diagnosis-related groups (“DRGs”) for Medicare patients and under a bundled payment for commercially insured patients. These payment amounts differ by type of diagnoses, procedures performed and the severity of the patient’s condition, among other things. A drug that is used in a treatment or procedure under a specific DRG or bundled payment is generally not eligible for any separate payment. For catastrophic cases where costs greatly exceed the bundled payment amount, the hospital may be eligible for an outlier payment that is intended to cover part of the expense above the standard payment.

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

The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the ACA, among other things, contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, an extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services (“DHHS”) as a condition for states to receive federal matching funds for manufacturers’ outpatient drugs furnished to Medicaid patients. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020, incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price (“ASP”) to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties. The American Rescue Plan Act of 2021 also included a provision that eliminated the statutory cap on rebates that drug manufacturers pay to Medicaid. Beginning in January 2024, Medicaid rebates are no longer be capped at 100 percent of the quarterly average manufacturer price (“AMP”).

In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (“IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, entering and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023 and ultimately announcing the first round of negotiated prices for the first 10 drugs in August 2024; those negotiated “maximum fair prices” will be effective as of January 1, 2026 (payment year 2026). CMS is currently engaged in its second round of negotiations and published the next 15 drugs selected for negotiation in January 2025. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the “Price Transparency Directive”). The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement of and trade in medicinal products in the EU, and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in the individual EU Member States, nor does it have any direct consequence for pricing or reimbursement levels in the individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between the EU Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in the other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

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
•
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal, civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
The Physician Payments Sunshine Act, enacted as part of the ACA, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain advanced non-physician health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
•
State and federal consumer protection laws, including the Federal Trade Commission Act, the Washington My Health, My Data Act, and other state privacy laws in Nevada and Connecticut govern the collection, use, disclosure and protection of health and other personal information and could apply to our operations and the operations of our collaborators; and
•
Analogous state laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws which require the registration of pharmaceutical sales representatives; and state laws and non-U.S. laws and regulations that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Antimicrobial Policy

Efforts to respond to the growth of antimicrobial resistance (“AMR”) have taken various forms, from non-dilutive financing of discovery, research, and development to proposals to reward innovation and enhance reimbursement. Several previous efforts in the U.S. Congress include the: Pioneering Antimicrobial Subscriptions to End Upsurging Resistance (“PASTEUR”) Act that would direct large federal payments for critical need antimicrobials and the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms (DISARM) Act that would provide for separate market-rate payments for antimicrobials used in hospital settings; as well as additional funding streams provided in pandemic response efforts linked to the coronavirus. AMR remains a focus of the many policymakers internationally as well, including efforts in the United Kingdom to discover new antibacterial and a recent G7 Finance Ministers statement supporting new product development.

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

Human Capital

As of December 31, 2024, we had 32 employees, including a total of 9 employees with M.D. or Ph.D. degrees. Of these employees, 16 were primarily engaged in research and development activities, and 16 provided administrative, business and operations support. All our employees are based in the United States. None of our employees are represented by labor unions (guilds) or are covered by collective bargaining agreements. We consider our employee relations to be favorable based on our history of retention and engagement.

We hire and maintain an experienced, committed, and highly motivated workforce. Effective attraction, development and retention of human resource talent, or human capital, is vital to the success of our mission-driven strategy. We compete with various pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions for talent and believe our success depends on our ability to attract and retain highly skilled employees. Accordingly, we offer a competitive total rewards package consisting of base salary, cash target bonus, comprehensive benefits and equity awards.

We want our employees to learn, grow and look for ways to help develop skills through industry, company and functional training and development. We offer career-enhancing learning experiences and initiatives to all employees, aligned with our mission, vision and values.

Our Corporate Information

We were formed as Spero Therapeutics, LLC in December 2013 under the laws of the State of Delaware. On June 30, 2017, through a series of transactions, Spero Therapeutics, LLC merged with and into Spero Therapeutics, Inc. (formerly known as Spero OpCo, Inc.), a Delaware corporation. Our principal executive offices are located at 675 Massachusetts Avenue, 14th Floor, Cambridge, Massachusetts 02139, and our telephone number is (857) 242-1600. Our website address is www.sperotherapeutics.com.

Available Information

Financial and other information about us is available on our website. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The information contained in our website is not intended to be a part of this filing.

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

Risks Related to Product Development and Commercialization

Pursuant to our previously announced restructuring, we suspended development of our SPR720 oral program and have shifted our focus and resources to advancing the clinical development of our tebipenem HBr program, as well as other corporate activities. We have also discontinued development of SPR206. Consequently, our business and prospects are substantially dependent on our tebipenem program and our collaboration with GSK. If we fail to execute successfully on this re-prioritized strategic focus, our business and prospects may be materially adversely affected

On October 29, 2024, we announced that we suspended development activities for our SPR720 oral program based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint. While the data showed antimicrobial activity associated with SPR720, the interim analysis did not show sufficient separation from placebo and highlighted potential dose limiting safety issues in subjects dosed at 1,000 mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. In evaluating the totality of both the efficacy and safety data, we have elected to suspend our current development program for SPR720 and continue to evaluate other potential paths forward as the remaining data are collected and analyzed. As a result, we have restructured our operations to focus on supporting the development of tebipenem HBr and other corporate activities while we continue to seek a pathway forward for SPR720. Further, in March 2025, we announced that we have discontinued development of SPR206. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of developing and commercializing product candidates to address the unmet need for solutions to antibiotic resistant pathogens. However, there is no assurance that we will successfully execute this strategy. As described below, there are risks inherent in the clinical development process, especially for earlier-stage programs, and the regulatory path for SPR720 remains uncertain at this time. If we are unable to execute successfully on this re-prioritized strategic focus, our business and prospects may be materially adversely affected.

As a result, we are currently substantially dependent on our tebipenem program and our collaboration with GSK. As described under “Business—Collaboration, License and Service Agreements—Tebipenem HBr Agreements”, GSK has the right to terminate the GSK License Agreement (1) at any time upon a specified number of days’ notice, (2) upon a material breach by us or (3) upon a bankruptcy of Spero. Alternatively, in the case of a material breach by Spero, GSK may, in lieu of terminating the GSK License Agreement, elect to reduce any commercial milestone payments to Spero by 50%. In addition, in such circumstance, GSK may assume the responsibility and expense of development of tebipenem HBr in the United States, in which case no development milestone payments would be payable to Spero (including unpaid installments of any earned milestone payments). In the case of a Change of Control of Spero, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem HBr in the United States and no development milestones would be payable to Spero, as described above. Any termination of the GSK License Agreement or any failure to earn, or reduction in, milestone payments may materially adversely affect our business and prospects.

Our ability to realize the value of tebipenem HBr depends on obtaining FDA approval. Even if such approval is obtained, the timeline of, and any requirements imposed as part of, such approval may impact the attractiveness of eventual commercialization of tebipenem HBr through our partnership with GSK.

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
•
the design of the clinical trial;
•
the availability of clinically evaluable patients;
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

Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. In the future, we will be required to submit a diversity action plan to the FDA by the time we submit a Phase 3 clinical trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 clinical trial for our product candidates. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 clinical trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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
•
we may be required to implement a REMS, which may include the creation of a medication guide outlining the risks of such side effects for distribution to patients or restrictions on distribution or other elements;
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

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our product candidate, tebipenem HBr, as well as exploring clinical and development pathways forward for SPR720, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

Research programs to identify product candidates, whether pursued internally or through strategic partnerships, require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, including sensitive customer information, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the negative impact of a ransomware attack, it may be preferable to make payments to the threat actor(s), but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. Finally, developments in artificial intelligence and machine learning provide threat actors with the capability to use more sophisticated means to attack our systems and may exacerbate cybersecurity risk. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, malware, including ransomware, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. Our measures to prevent, respond to, and minimize such risks may be unsuccessful. While we have not, to our knowledge, experienced any significant system failure, accident or material cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations, as well as our financial condition. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such a loss could also expose us to regulatory enforcement, civil liability and reputational damage. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, in addition to incurring liability, the further development of our product candidates could be delayed or our competitive position could be compromised. Additionally, such disruptions or cybersecurity incidents could result in enforcement actions by U.S. or foreign regulatory authorities, regulatory penalties, and other legal liabilities such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, all of which could harm our business and operations.

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.

We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act (“CCPA”), which went into effect in January of 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and the federal HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally in 2020, California voters passed the California Privacy Rights Act (“CPRA”), which went into full effect on January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas took effect in 2024. Laws in a number of other U.S. states took effect, or are set to take effect, in 2025, in 2026, and beyond, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

In addition, other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington state recently passed the “My Health My Data” Act, which came into force in 2024 and regulates “consumer health data,” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in connection with certain research activities, including data subject to 45 C.F.R. Parts 46, 50 and 56. Notably, the “My Health My Data” Act contains a private right of action. In addition, Nevada recently enacted a consumer health data privacy bill, SB 370, which also took effect in 2024, and regulates “consumer health data.” SB 370 shares many similarities with Washington’s “My Health My Data” Act, and Connecticut recently amended its comprehensive privacy law to include heighted regulation of “consumer health data.” Additional states may adopt health-specific privacy laws that could impact our business activities and our collection and handling of health-related data.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy framework called the General Data Protection Regulation (“GDPR”), which took effect in May 2018 and governs the collection and use of personal data in the European Union, including by companies outside of the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

We have not generated any revenue from the sale of our products and have incurred losses in most years since our inception in 2013. Our net loss was $68.6 million during the year ended December 31, 2024. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205- 40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our cash and cash equivalents as of December 31, 2024, together with earned and non-contingent development milestone payments from GSK, as well as other non-dilutive funding commitments, we believe that our cash runway will be sufficient to fund our operating expenses and required capital expenditures into the second quarter of 2026. During this period, we plan to prioritize advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and completing our analysis of the full dataset from the 25 treated patients in the Phase 2a proof-of-concept trial of SPR720. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

We expect to continue to incur significant expenses and operating losses for the foreseeable future; if we are unable to achieve commercialization, revenue from product sales, and, ultimately, profitability, the market value of our common stock will likely decline.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our product candidates through preclinical and clinical development and marketing approval for such candidates whose clinical trials are successful. Our expenses will also increase substantially if and as we:

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

We currently have no products approved for sale and have historically invested a significant portion of our efforts and financial resources on the development of our product candidates, including tebipenem HBr, SPR206, and SPR720. Although we have decided to discontinue further development of SPR206 and are exploring strategic options, including potential out-licensing, to maximize the value for the program and allow us to leverage the expertise of strategic partners and have suspended our current development efforts with respect to the SPR720 oral program, although we continue to evaluate other potential paths forward as the remaining data are collected and analyzed, our business remains heavily dependent on the successful development, regulatory approval, and, if approved, commercialization of tebipenem HBr and other future product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval.

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

We expect that we will need substantial additional funding. If we are unable to raise capital when needed, or do not receive payments under our government awards or from our commercial partnership agreements, we could be forced to delay, reduce or eliminate our product development programs.

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

Based on our cash and cash equivalents as of December 31, 2024, together with earned and non-contingent development milestone payments from GSK, as well as other non-dilutive funding commitments, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditures into the second quarter of 2026. During this period, we plan to prioritize advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and completing our analysis of the full dataset from the 25 treated patients in the Phase 2a proof-of-concept trial of SPR720. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities, including:

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

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170) with the SEC on March 11, 2021, which was declared effective on March 29, 2021 (the “2021 Form S-3”), and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we could determine, including up to $75.0 million of our common stock available for issuance pursuant to the Controlled Equity Offering Sales Agreement (the “Sales Agreement”) that we entered into with Cantor Fitzgerald & Co. (“Cantor”). The 2021 Form S-3 expired on March 29, 2024.

We filed a new universal shelf registration statement on Form S-3 (Registration No. 333-277998) with the SEC on March 15, 2024, which became effective on March 22, 2024 and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the Sales Agreement with Cantor. Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

While we currently have an effective shelf registration statement, as of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 21, 2025, our public float was approximately $45.1 million, based on 54,969,832 shares of outstanding common stock held by non-affiliates and at a price of $0.82 per share, which was the closing price of our common stock on the Nasdaq Global Select Market (“Nasdaq GS”) on March 21, 2025. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float in primary offerings under our shelf registration statement on Form S-3 in any twelve-month period. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

As of December 31, 2024, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”) of $165.2 million, $120.6 million and $4.6 million, respectively. $152.0 million of the federal NOLs can be carried forward indefinitely and $13.2 million of the federal NOLs begin to expire in 2034. The state NOLs begin to expire in 2034 and will expire at various dates through 2044. The foreign NOLs do not expire. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Aside from the NOLs that can be carried forward indefinitely, the remaining NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited.

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

Under current U.S. federal tax legislation, although the treatment of NOLs arising in tax years beginning on or before December 31, 2017 has generally not changed, NOLs arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income. In addition, net operating losses arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, as opposed to the 20-year carryforward under prior law.

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

We have and may continue to seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 13 (“License, Collaboration and Service Agreements”) to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and applicable regulatory requirements. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our GLP-compliant nonclinical studies and clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions also require us to comply with standards, commonly referred to as GCPs for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCP standards, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot make assurances that, upon inspection, the FDA will determine that any of our clinical trials comply with GCP. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If we fail to comply with our obligations in the agreements under which we in-license or out-license acquire development or commercialization rights to products, technology or data from or to third parties, we could lose such rights that are important to our business.

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

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the medicine, a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023, and are entitled to receive a $95.0 million development milestone that is payable in four equal semi-annual installments, of which we received $23.8 million in February 2024, $23.8 million in August 2024 and $23.8 million in February 2025. Remaining potential payments under the GSK License Agreement are milestone based and are (i) approximately $25.0 million in payments for GSK's submission of a NDA with the FDA for tebipenem HBr, (ii) up to $150.0 million in commercial milestone payments, (iii) up to $225.0 million in sales milestone payments, and (iv) tiered low single-digit to low double-digit royalties (if sales exceed $1.0 billion) tiered on net sales of GSK Licensed Products in the GSK Territory.

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
•
control and potentially prohibit the export of products; and
•
pursue criminal or civil remedies under the False Claims Act (the “FCA”), the False Statements Act and similar remedy provisions specific to government agreements.

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

Our business is subject to audit by the U.S. government and other potential sources for grant funding, including under our contracts with BARDA and NIAID and a negative outcome in an audit could adversely affect our business.

United States government agencies such as the DHHS and the Defense Contract Audit Agency (the “DCAA”) routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our government contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

•
the Federal Acquisition Regulations (the “FAR”) and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
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

The laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, in the United States, there is an exception for one’s own publication of an invention prior to filing a patent application for the invention. Most other countries have no such exception and any publication prior to filing is an absolute bar to patentability. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of the America Invents Act of 2011, the United States transitioned to a first-inventor-to-file system in March 2013, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, as a result of the lag in the publication of patent applications following filing in the United States, we are still not be able to be certain upon filing that we are the first to file for patent protection for any invention. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of December 31, 2024, we have two registered U.S. trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

We have applied to register our product candidate name as a trademark in the United States, where it has been allowed for registration, and have applied to register the mark in three foreign jurisdictions. We have also applied to register additional product candidate names as trademarks in the United States. When we file trademark applications for our product candidates, those applications may not be allowed for registration, and registered trademarks may not be obtained, maintained, or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Beginning on April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2%, or automatic spending reductions, required by the Budget Control Act of 2011 (“BCA”), as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. As long as these cuts remain in effect, they could adversely affect payment for our product candidates, if approved for commercial marketing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. There have been several United States Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its finding in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session. During the previous congressional session, numerous bipartisan PBM reforms were considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. In September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. It remains to be seen whether the FTC under the Trump Administration will continue to prioritize the policy issue of “improper” patent listings or whether Congress may take any legislative actions related to this issue. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.

Further, in August 2022, President Biden signed into the law the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS is negotiating drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, entering into agreements to conduct negotiations with the relevant manufacturers of those selected drugs in October 2023 and ultimately announcing the first round of negotiated prices for the first 10 drugs in August 2024; those negotiated “maximum fair prices” will be effective as of January 1, 2026 (payment year 2026). CMS is currently engaged in its second round of negotiations and published the next 15 drugs selected for negotiation in January 2025. However, the impact of this program on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.

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

Additionally, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, which includes a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s ASP to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties. Increasingly there are state laws and regulations that require prescription drug price reporting or impose other restrictions designed to control pharmaceutical product pricing, such as price or patient reimbursement constraints and discounts.

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

Disruptions of funding for the FDA, the SEC and other government agencies caused by funding shortages, mass layoffs, or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent our product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business relies, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities during that period. In early 2025, following the inauguration of President Trump, the Trump Administration began terminating federal government employees, including at the FDA. The impact of mass layoffs at the agency and other governmental offices with which we interact is unclear at this time. However, it is expected that with a proposed reduction in staff of up to 50%, the FDA in the future may be unlikely to meet its application review goals or to continue to be available for timely interactions with medical product developers. It is currently unclear how the U.S. biopharmaceutical industry will be affected by the Trump Administration’s major changes to the FDA and the federal government as a whole.

Separately, during the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the agency has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus or emergence of new infectious disease outbreaks may lead to future inspectional delays. Regulatory authorities outside the United States may adopt similar policy measures in response to emerging infectious disease outbreaks, epidemics, or pandemics. If a prolonged government shutdown or slowdown occurs, or if global health concerns similar to COVID-19 prevent the FDA or other regulatory agencies from conducting their regular inspections, review, or other regulatory activities, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Further, three decisions from the U.S. Supreme Court issued in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies, including but not limited to the FDA and SEC, and may impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

On October 29, 2024, we implemented a restructuring plan that will reduce our workforce by approximately 39%. While we have confidence in our remaining employees, including our leadership team, and the Board of Directors, the uncertainty inherent in this ongoing restructuring may be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Continued disruption caused by the transition or by the loss of ongoing services of any qualified scientific and management personnel could delay or prevent the successful development of our product candidates.

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

We undertook internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition, and we may not realize the expected benefits from our restructuring and we may incur additional costs implementing it or other difficulties.

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

Risks Related to Our Common Stock

The price of our common stock has been and, in the future, may continue to be volatile whether related or unrelated to our operations, which could result in a decline in value for our stockholders.

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

Although our common stock is listed on the Nasdaq GS, an active trading market for our shares may never develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

Our shares of common stock could be delisted from the Nasdaq GS, which could result in, among other things, a decline in the price of our common stock and less liquidity for our stockholders.

Our common stock is listed on the Nasdaq GS, which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq GS pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. On February 25, 2025, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of Nasdaq, or the Nasdaq Staff, informing us that we were not in compliance with the continued listing requirements of the Nasdaq GS because the bid price for our common stock had closed below $1.00 per share for 30 consecutive trading days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until August 25, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement.

According to the Notice, if at any time before August 25, 2025, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq GS. If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 day compliance period under the following circumstances. To qualify, we would need to transfer the listing of the common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, Nasdaq would make a determination of whether it believes we will be able to cure this deficiency.

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

There can be no assurance that we will be able to keep the closing bid price above $1.00 per share for the required 10 consecutive trading days by August 25, 2025. Further, if we are unable to maintain the closing bid price at $1.00 for the required period, there is no guarantee that we will regain compliance with the Bid Price Requirement. There is no guarantee that a reverse stock split would be approved by the stockholders or that a reverse stock split would allow us to regain compliance with the Bid Price Requirement.

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

Unstable global economic and political conditions, including economic uncertainty tied to volatility in interest rates and inflation, credit and financial market instability, and uncertainty related to ongoing geopolitical conflicts, could adversely affect our business, financial condition, stock price and ability to raise capital.

Unstable global economic and political conditions, including economic uncertainty tied to volatility in interest rates and inflation, credit and financial market instability, and uncertainty related to ongoing geopolitical conflicts, could adversely affect our business, financial condition, stock price and ability to raise capital. The global economy, in particular the financial markets, have recently experienced significant disruption and volatility, including without limitation, as a result of volatility in interest rates and inflation, capital markets volatility, currency rate fluctuations, volatility in commodity prices, decline in consumer confidence and economic growth, supply chain disruptions, banking disruptions, and uncertainty resulting from geopolitical events, including trade wars, civil and political unrest, wars and other armed conflicts. In addition, market, interest rate, and inflation volatility may increase our cost of financing or restrict our access to potential sources of future capital. Furthermore, our stock price may further decline due in part to the volatility of the stock market and any general economic downturn.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain a “smaller reporting company” (“SRC”) and non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we do not meet the definition of a SRC and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We could continue to qualify as a SRC and non-accelerated filer if the market value of our common stock held by non-affiliates is below $75.0 million (or $700.0 million if our annual revenue is less than $100.0 million) as of June 30 in any given year.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders.

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

Provisions in our Amended and Restated Certificate of Incorporation, as amended, and other provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

We have received a “Wells Notice” from the SEC contemplating a civil enforcement action, which could have a material adverse effect on our business, financial condition and results of operations, prospects, and/or our stock price.

On January 9, 2025, we responded to a “Wells Notice” from the staff of the Boston Regional Office (the “Staff”) of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against us, its former Chief Executive Officer and Chairman of the Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer and President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by us from March 31, 2022 leading up to our announcement on May 3, 2022 that we had determined to cease commercialization of tebipenem HBr based on feedback from the FDA, and whether our disclosures may have violated the federal securities laws (the “Investigation”).

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, but is a preliminary determination by the Staff to recommend to the SEC Commissioners that a civil enforcement action or administrative proceeding be brought against the recipients. If the SEC were to authorize an action against us and/or any of the identified individuals, it may seek an injunction or cease-and-desist order against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, disgorgement or other equitable relief within the SEC’s authority, or any combination of the foregoing. The SEC could also seek an order barring each identified individual from serving as an officer or director of a public company for a specified period of time.

We, Dr. Mahadevia and Mr. Shukla are cooperating with the SEC and have made a submission in response to the Wells Notice explaining why an enforcement action would not be appropriate. We cannot predict the results of the Investigation and the Wells Notice process and any corresponding enforcement action against us and/or any of the identified individuals, and the costs, timing and other potential consequences of responding and complying therewith with any certainty. The Investigation, and the Wells Notice process continues to be expensive and disruptive, and we are subject to indemnifying each of the individuals for their costs associated with the Wells Notices. Our insurance, to the extent maintained, may not cover all claims that may be asserted against us or the specified individuals, and we are unable to predict how long the Investigation will continue. An unfavorable outcome may have an adverse impact on our business, financial condition and results of operations, prospects, or our stock price. Any proceeding could also negatively impact our reputation among our stakeholders.

We may become involved in securities litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities litigation has often followed certain significant business activities, such as the announcement of a strategic restructuring, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to execute on our partnership with GSK to eventually commercialize tebipenem HBr, or the ultimate value our stockholders receive in such partnership or other opportunity.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Strategy

We have established and currently maintain processes designed to assess, identify and manage risks from cybersecurity threats to, among other things, our critical computer networks, third party hosted services, communications systems, and our critical and sensitive data. These cybersecurity processes are designed to secure our networks and information systems and protect our operations and information assets from unauthorized access or attack. Such cybersecurity processes include technical, procedural and organizations safeguards that are built into our overall information technology (“IT”) function. Our Board of Directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. As discussed in more detail under “Cybersecurity Governance” below, the audit committee of our Board of Directors provides oversight of our cybersecurity risk management and strategy processes, led by our Head of IT.

Our approach to cybersecurity is tailored to suit the specific environment in which we operate and is based on recognized frameworks established by applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our approach includes a comprehensive strategy featuring a risk management team lead by our Head of IT and a regularly tested incident response plan. We also identify our cybersecurity threat risks by comparing our processes to industry standards, as well as by engaging third party experts to conduct risk assessments, tabletop exercises, threat modeling, and vulnerability testing.

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

In the last three fiscal years, we have not experienced any material cybersecurity incidents and are not aware of any cybersecurity incidents at third parties with whom we conduct business that may have impacted us.

Cybersecurity Management

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. In general, our Board of Directors oversees risk management activities designed and implemented by our management. Our Board of Directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and our Board of Directors has authorized our audit committee to oversee risks from cybersecurity threats.

Our audit committee receives periodic updates from management on our cybersecurity processes. The audit committee receives information regarding current and emerging material cybersecurity threat risks and our ability to mitigate those risks. Our Board of Directors receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our Head of IT, who leads our cybersecurity risk management and strategy processes, has over ten years of information technology and cybersecurity work experience. This risk management team member is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Item 2. Properties.

Our headquarters are located in Cambridge, Massachusetts, where we lease approximately 23,400 square feet of office space. Our lease extends through July 2027. We believe that our existing facilities will be sufficient to meet our current needs.

Item 3. Legal Proceedings.

Securities Class Action Lawsuits and Derivative Actions

Two putative class action lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased the Company's common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. The Company filed a fully-briefed Motion to Dismiss on June 21, 2023. By Order entered on September 30, 2024, the Motion to Dismiss was granted, dismissing the Amended Complaint in its entirety. The Court ordered the case to be closed by Memorandum and Order entered on October 28, 2024.

A stockholder derivative action was filed against the Company, as nominal defendant, and certain of the Company's current and former officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “First Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The First Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023. A second stockholder derivative action was filed against the Company, as nominal defendant, and certain of its current and former officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action. The plaintiffs in both derivative suits agreed to a stay pending decision on the class action, subject to court approval. By Order entered on September 30, 2024, the motion to stay the First Derivative Complaint was denied as moot due to the dismissal of the Consolidated Putative Class Action. On March 20, 2025, the Second Derivative Complaint was voluntarily dismissed by the plaintiff.

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

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the staff of the Boston Regional Office (“Staff”) of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and Chairman of the Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer and President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem HBr based on feedback from the FDA, and whether the Company’s disclosures may have violated the federal securities laws (the “Investigation”).

Specifically, the contemplated civil enforcement action, if approved by the Commissioners, could include allegations that the Company violated Section 17(a) of the Securities Act and Sections 10(b) and 13(a) of the Exchange Act and Rules 10b-5, 12b-20, and 13a-1 thereunder; and could allege against Dr. Mahadevia and Mr. Shukla violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b-5 and 13a-14 thereunder. The Company, Dr. Mahadevia and Mr. Shukla continue to cooperate with the SEC, they have engaged in further dialogue with the Staff and maintain that the Company’s disclosures were appropriate.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, but is a preliminary determination by the Staff to recommend to the SEC Commissioners that a civil enforcement action or administrative proceeding be brought against the recipients. It provides the recipients the opportunity to address in a non-public forum the issues raised by the Staff before a recommendation is made to the SEC regarding an enforcement action. If the SEC were to authorize an action against the Company and/or any of the identified individuals, it may seek an injunction or cease-and-desist order against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, disgorgement or other equitable relief within the SEC’s authority, or any combination of the foregoing. The SEC could also seek an order barring each identified individual from serving as an officer or director of a public company for a specified period of time.

The results of the Investigation and the Wells Notice process and any corresponding enforcement action against the Company and/or any of the identified individuals, and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SPRO”.

Holders of Record

As of March 21, 2025, we had approximately eight stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by MDR bacterial infections with high unmet need. Since our inception in 2013, we have focused our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We believe that our novel product candidates, if successfully developed and approved, could provide meaningful benefits to patients suffering from serious rare diseases and life-threatening bacterial infections, in both the community and hospital settings. Our pipeline consists of mid-to late-stage clinical assets.

Our most advanced clinical stage product candidate, tebipenem HBr, is in Phase 3 development, with the potential to be the first broad-spectrum oral carbapenem to treat adult patients with cUTIs, including pyelonephritis, caused by certain microorganisms. The other programs in our pipeline are SPR206 and SPR720. SPR206 is an IV-administered next generation polymyzin product candidate for the treatment of HABP/VABP caused by MDR Gram-negative bacterial infections. In March 2025, following a reprioritization of our programs, we announced that we are no longer pursuing a planned Phase 2 clinical trial for SPR206. SPR720 is a product candidate for first-line treatment of NTM pulmonary disease. In October 2024, we announced that results from a planned interim analysis of our Phase 2a clinical trial for SPR720 demonstrated the oral agent did not meet its primary endpoint and we elected to suspend development of SPR720 in its oral formulation. We are currently completing analysis of remaining data from all 25 patients dosed in the trial ahead of determining next steps.

We have experienced mostly net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2024, we had an accumulated deficit of $459.6 million, and cash and cash equivalents of $52.9 million. We expect to continue to incur significant expenses and operating losses for at least the next year. Based on our cash and cash equivalents as of December 31, 2024, together with earned and non-contingent development milestone payments from GSK, as well as other non-dilutive funding commitments, we believe that our cash runway will be sufficient to fund our operating expenses and required capital expenditures into the second quarter of 2026. During this period, we plan to prioritize advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and completing our analysis of the full dataset from the 25 treated patients in the Phase 2a proof-of-concept trial of SPR720. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

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

Recent Developments

Interim Leadership Changes

In January 2025, the independent directors of our Board of Directors approved the following actions as a matter of corporate governance best practices and to enable the Company to maintain focus on pursuing our business objectives pending resolution of a “Wells Notice” received from the staff of the Boston Regional Office (the “Staff”) of the SEC. The Wells Notice was regarding the Staff's preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company , its former Chief Executive Officer and Chairman of the Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer and President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by the Company from March 31, 2022 leading up to the announcement on May 3, 2022 that we had determined to cease commercialization of tebipenem HBr based on feedback from the FDA, and whether our disclosures may have violated the federal securities laws.

•
The Board of Directors appointed director Frank Thomas to serve as the Chairman of the Board of Directors, stepping in for Ankit Mahadevia, M.D.
•
Mr. Shukla agreed to a paid administrative leave from his role as President and Chief Executive Officer, pending resolution of the Investigation. During such leave, Mr. Shukla remains an employee and continues to serve as a member of the Board of Directors for the duration of his directorship term.
•
The Board of Directors appointed Esther Rajavelu, our Chief Financial Officer, Chief Business Officer and Treasurer, to serve as Interim President and Chief Executive Officer during the term of Mr. Shukla’s administrative leave.

The terms of Ms. Rajavelu’s existing employment arrangement with the Company have been amended to provide that she will receive additional cash compensation of $20,000 per month while she serves as the Interim President and Chief Executive Officer, in addition to her role as Chief Financial Officer and Chief Business Officer.

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

Grant Revenue

We expect a portion of our revenue will continue to be derived from payments under our active government awards and any awards that we may receive in the future.

Collaboration Revenue

Current collaboration revenue relates to our agreements with Pfizer and GSK.

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

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

•
successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority, including on account of the disruptive impacts of any global health, economic or political crises;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, infrastructure and director and officer insurance costs, as well as investor and public relations expenses associated with our continued operation as a public company.

Restructuring

In light of our decision to suspend planned development activities for our oral SPR720 program and our strategic restructuring, we expect that our future expenses relating to development activities with respect to SPR720 will be substantially reduced as we evaluate potential paths forward for SPR720 and implement our restructuring. In connection with our restructuring, we estimate that we will incur approximately $1.1 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits of which we incurred $0.9 million during the year ended December 31, 2024 and anticipate the remaining to be incurred in 2025. We may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction. Most of the costs associated with our workforce reduction were incurred during the quarter ended December 31, 2024.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) consists of interest income related to the significant financing component related to the GSK License Agreement and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances and vendor payables.

Income Taxes

Except for year ended December 31, 2022, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2024, we had federal and state net operating loss carryforwards ("NOLs") of $165.2 million and $120.6 million, respectively which may be available to offset future income tax liabilities. $152.0 million of the federal NOLs can be carried forward indefinitely and $13.2 million of the federal NOLs begin to expire in 2034. The state NOLs begin to expire in 2034 and will expire at various dates through 2044. In addition, as of December 31, 2024, we had foreign net operating loss carryforwards of $4.6 million, which may be available to offset future income tax liabilities and do not expire. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $6.2 million and $2.1 million, respectively, which begin to expire in 2036 and 2033, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

We recognize funding received from BARDA and the NIAID of the NIH, as revenue, rather than as a reduction of research and development expenses, because we are the principal in conducting the research and development activities and these contracts are central to our ongoing operations. We recognize revenue only after the qualifying expenses related to the contracts have been incurred, we are reasonably assured that the expenses will be reimbursed and the revenue is collectible. We record revenue recognized upon incurring qualifying expenses in advance of billing as unbilled revenue, which is included in other receivables in our consolidated balance sheet. The related costs incurred by us are included in research and development expense in our consolidated statements of operations and comprehensive loss.

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

Restructuring

We made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including one-time termination benefits accounted for upon the announcement of our restructuring in October 2024. Restructuring charges are reflected in our consolidated statements of income.

Results of Operations

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of revenues and the satisfaction of liabilities in the normal course of business. We have incurred recurring cash outflows from operating activities, have an accumulated deficit and need to raise additional capital to fund future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change
Revenues:
Grant revenue	$20,581	$7,046	$13,535
Collaboration revenue - related party	27,025	95,802	(68,777)
Collaboration revenue	371	933	(562)
Total revenues	47,977	103,781	(55,804)

Operating expenses:
Research and development	96,757	51,440	45,317
General and administrative	23,704	25,554	(1,850)
Restructuring	877	—	877
Impairment of long-term asset	—	5,306	(5,306)
Total operating expenses	121,338	82,300	39,038
Income (loss) from operations	(73,361)	21,481	(94,842)
Other income (expense):
Interest income	4,735	3,937	798
Other income (expense), net	60	(14)	74
Total other income, net	4,795	3,923	872
Net income (loss) before income taxes	(68,566)	25,404	(93,970)
Income tax expense	-	(2,598)	2,598
Net income (loss)	$(68,566)	$22,806	$(91,372)

Grant Revenue

	Year Ended December 31,
	2024	2023	$ Change
BARDA Contract (Tebipenem HBr)	$20,200	$4,361	$15,839
NIAID Contract (SPR206)	381	2,685	(2,304)
Total revenue	$20,581	$7,046	$13,535

Grant revenue recognized during 2024 and 2023 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The increase in revenue during 2024 was primarily due to an increase of $15.8 million in funding under our BARDA contract related to our pivotal Phase 3 clinical trial of tebipenem HBr, partially offset by a decrease of $2.3 million in qualified expenses incurred under our NIAID award relating to SPR206.

Collaboration Revenue - Related Party

During the years ended December 31, 2024 and 2023, collaboration revenue - related party related to revenue recognized under the GSK License Agreement. During the year ended December 31, 2024, we recognized $27.0 million in collaboration revenue - related party under the GSK License Agreement. During the year ended December 31, 2023, we recognized $95.8 million in collaboration revenue - related party, of which $21.2 million was recognized upon achievement of the $30.0 million milestone under the GSK License Agreement and $64.7 million upon achievement of the $95.0 million milestone under the GSK License Agreement.

Collaboration Revenue

During the year ended December 31, 2024 we recognized $0.4 million in collaboration revenue related to our agreement with Pfizer. During the year ended December 31, 2023 we recognized $0.9 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses

	Year Ended December 31,
	2024	2023	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$60,502	$16,695	$43,807
SPR720	16,626	13,031	3,595
SPR206	570	3,240	(2,670)
Unallocated expenses:
Personnel related (including share-based compensation)	14,111	13,788	323
Facility related and other	4,948	4,686	262
Total research and development expenses	$96,757	$51,440	$45,317

Direct costs related to our tebipenem HBr program increased by $43.8 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to increased clinical activities related to our Phase 3 clinical trial of tebipenem HBr, which we initiated in the fourth quarter of 2023. Direct costs related to our tebipenem HBr program during the year ended December 31, 2024 reflect a $3.6 million reduction to expense related to a purchase of drug substance material by GSK.

Direct costs related to our SPR720 program increased by $3.6 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to clinical activity during the period related to our Phase 2a clinical trial of SPR720, which completed enrollment in the second quarter of 2024. Subsequently, in October 2024, we announced that we would suspend current development activities for SPR720 based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint.

Direct costs related to our SPR206 program decreased by $2.7 million during the year ended December 31, 2024, primarily due to decreased preclinical activity.

In light of the suspension of development activities for our SPR720 program and the discontinuation of development of SPR206, we expect that direct research and development costs related to those programs will be reduced in future periods.

The increase in personnel-related costs of $0.3 million was primarily due to increased research and development personnel costs. Personnel-related costs for the years ended December 31, 2024 and 2023 included share-based compensation expenses of $2.6 million and $2.7 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Year Ended December 31,
	2024	2023	$ Change
Personnel related (including share-based compensation)	$13,188	$15,324	$(2,136)
Professional and consultant fees	8,198	8,151	47
Facility related and other	2,318	2,079	239
Total general and administrative expenses	$23,704	$25,554	$(1,850)

The decrease in personnel-related costs of $2.1 million was primarily a result of decreased headcount costs in our general and administrative functions during the period. Personnel-related costs for the years ended December 31, 2024 and 2023 included share-based compensation expense of $5.2 million and $5.3 million, respectively.

The increase in professional and consultant fees was primarily due to increased legal and consulting expenses incurred during the year ended December 31, 2024.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Restructuring

During the year ended December 31, 2024, we incurred restructuring expenses of $0.9 million related to our strategic restructuring that we announced in October 2024. Restructuring expenses for the period were primarily comprised of severance and other employee costs. For further information, refer to Note 9 – Restructuring to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Impairment of Long-Term Asset

In 2023, we concluded that we have no future use for the Savior facility (further described in Note 13 – License, Collaboration and Service Agreements to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K). As such, we fully impaired this long-term asset and recorded an impairment expense of $5.3 million on the consolidated statement of operations during the year ended December 31, 2023.

Income Tax Expense

During the year ended December 31, 2023, we recorded $2.6 million of income tax expense primarily related to a change in estimate with respect to the tax treatment of the GSK License Agreement.

Other Income, Net

Other income, net was $4.8 million during 2024, compared to $3.9 million during 2023. Total other income for the year ended December 31, 2024 included $4.7 million of interest income, of which $1.5 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the year ended December 31, 2023 included $3.9 million of interest income, offset by fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. As of December 31, 2024, we had cash and cash equivalents of $52.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Cash used in operating activities	$(23,444)	$(32,995)
Cash provided by financing activities	—	221
Net decrease in cash and cash equivalents	$(23,444)	$(32,774)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $23.4 million, primarily resulting from our net loss of $68.6 million, adjusted for net non-cash items of $8.8 million (primarily due to stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $36.3 million and consisted primarily of a $46.4 million decrease in our related party collaboration receivable, primarily due to the receipt of the first and second installments of the development milestone payments from GSK (see Note 13 - License, Collaboration and Service Agreements), a $26.6 million net decrease in deferred revenue, offset by an increase of $17.1 million in accrued expenses and accounts payable.

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

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to the advancement of our programs and the timing of vendor invoicing and payments. Changes in deferred revenue are related to the GSK License Agreement and our license agreement with Pfizer. Changes in collaboration receivable - related party related to the GSK License Agreement.

Investing Activities

We did not undertake any investing activities during either of the years ended December 31, 2024 or 2023.

Financing Activities

We did not undertake any financing activities during the year ended December 31, 2024. Cash provided by financing activities during the year ended December 31, 2023 was $0.2 million, due to the $0.2 million net sales of common stock under our Sales Agreement.

Funding Requirements

Our future use of operating cash and capital requirements, and the timing and amount thereof, will depend largely on:

•
the timing and costs of our ongoing and planned clinical trials;
•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials of our product candidates and potential new product candidates;
•
the amount of funding that we receive under government contracts that we have applied for or may apply for in the future;
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
•
the extent to which we in-license or acquire other products and technologies; and
•
costs associated with litigation and any government investigation.

As of December 31, 2024, we had cash and cash equivalents of $52.9 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on the Company’s current operating plan and existing cash and cash equivalents, the Company has determined that there is substantial doubt regarding its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our cash and cash equivalents as of December 31, 2024, together with earned and non-contingent development milestone payments from GSK, as well as other non-dilutive funding commitments, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026.

This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, and research stage. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, government funding, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, our operations and financial condition could be adversely impacted. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

On February 25, 2025, we received a deficiency letter from the Listing Qualifications Department informing us that we were not in compliance with the continued listing requirements of the Nasdaq Global Select Market because the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days. We have until August 25, 2025, to regain compliance with the bid price requirement. If we do not regain compliance with the bid price requirement, our common stock will be subject to delisting. Any potential delisting of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	4,858	1,746	3,112	—	—
Total	$4,858	$1,746	$3,112	$—	$—

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

Under an agreement we entered into with PBB, we are obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical milestones and a payment of £5.0 million ($6.3 million as of December 31, 2024) upon the achievement of a specified commercial milestone for SPR206. In addition, we have agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

Under our agreement with Vertex, we are obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones related to SPR720 and to pay to Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we had cash and cash equivalents of $52.9 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. Treasury interest rates. We did not have any assets classified as marketable securities as of December 31, 2024. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spero Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring cash outflows from operating activities, has an accumulated deficit and needs to raise additional capital to fund future operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

External Research and Development Costs

As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. The Company’s research and development expense for the year ended December 31, 2024 was $96.8 million, a significant portion of which relates to external research and development costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs.

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

March 27, 2025

We have served as the Company’s auditor since 2016.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit, share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$52,889	$76,333
Collaboration receivable, current - related party	49,391	49,152
Other receivables	3,085	1,545
Prepaid expenses and other current assets	1,911	4,178
Total current assets	107,276	131,208
Property and equipment, net	—	2
Operating lease right-of-use assets	3,114	4,155
Collaboration receivable, non-current - related party	—	46,590
Other assets	153	435
Total assets	$110,543	$182,390

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,306	$1,378
Accrued expenses and other current liabilities	17,724	6,557
Operating lease liabilities	1,746	1,718
Income taxes payable	174	387
Deferred revenue, current	368	2,132
Deferred revenue, current - related party	21,756	24,981
Total current liabilities	49,074	37,153
Non-current operating lease liabilities	2,551	3,825
Deferred revenue, non-current	12,219	10,825
Deferred revenue, non-current - related party	576	23,606
Other long-term liabilities	—	87
Total liabilities	64,420	75,496
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2024 and 2023; 54,593,527 shares issued and outstanding as of December 31, 2024 and 52,999,680 shares issued and outstanding as of December 31, 2023	55	53
Additional paid-in capital	505,706	497,913
Accumulated deficit	(459,638)	(391,072)
Total stockholders' equity	46,123	106,894
Total liabilities and stockholders' equity	$110,543	$182,390

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Grant revenue	$20,581	$7,046
Collaboration revenue - related party	27,025	95,802
Collaboration revenue	371	933
Total revenues	47,977	103,781

Operating expenses:
Research and development	96,757	51,440
General and administrative	23,704	25,554
Restructuring	877	—
Impairment of long-term asset	—	5,306
Total operating expenses	121,338	82,300
Income (loss) from operations	(73,361)	21,481
Other income (expense):
Interest income	4,735	3,937
Other income (expense), net	60	(14)
Total other income, net	4,795	3,923
Net income (loss) before income taxes	(68,566)	25,404
Income tax expense	—	(2,598)
Net income (loss) and comprehensive income (loss)	$(68,566)	$22,806

Net income (loss) per share attributable to common stockholders, basic	$(1.27)	$0.43
Net income (loss) per share attributable to common stockholders, diluted	$(1.27)	$0.43

Weighted average common shares outstanding, basic:	54,037,917	52,703,467
Weighted average common shares outstanding, diluted:	54,037,917	52,989,030

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except unit and share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2022	52,456,195	52	489,760	(413,878)	75,934
Issuance of common stock upon the vesting of restricted stock units and performance stock units	399,009	1	—	—	1
Issuance of common stock, net of issuance costs	144,476	—	221	—	221
Share-based compensation expense	—	—	7,932	—	7,932
Net income	—	—	—	22,806	22,806
Balances at December 31, 2023	52,999,680	53	497,913	(391,072)	106,894
Issuance of common stock upon the vesting of restricted stock units and performance stock units	1,593,847	2	—	—	2
Share-based compensation expense	—	—	7,793	—	7,793
Net loss	—	—	—	(68,566)	(68,566)
Balances at December 31, 2024	54,593,527	55	505,706	(459,638)	46,123

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(68,566)	$22,806
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2	367
Non-cash lease cost	1,043	969
Impairment of assets	—	5,306
Share-based compensation	7,793	7,932
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	46,351	(95,742)
Other receivables	(1,540)	(461)
Prepaid expenses and other current assets	2,267	(799)
Other assets	282	(1)
Accounts payable	5,928	761
Accrued expenses and other current liabilities	11,167	(2,416)
Deferred revenue	(370)	(933)
Deferred revenue - related party	(26,255)	29,942
Other long-term liabilities	(87)	(9)
Operating lease liabilities	(1,246)	(1,104)
Income taxes payable	(213)	387
Net cash used in operating activities	(23,444)	(32,995)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	221
Net cash provided by financing activities	—	221
Net decrease in cash and cash equivalents	(23,444)	(32,774)
Cash and cash equivalents at beginning of period	76,333	109,107
Cash and cash equivalents at end of period	$52,889	$76,333

Supplemental disclosure of cash flow information
Cash paid for income taxes	$99	$2,212

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

The Company is a clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need. Since the Company’s inception in 2013, it has focused its efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for its product candidates. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company believes that its novel product candidates, if successfully developed and approved, could provide meaningful benefits to patients suffering from serious rare diseases and life-threatening bacterial infections, in both the community and hospital settings. The Company’s pipeline consists of mid- to late-stage clinical assets.

The Company’s most advanced clinical stage product candidate, tebipenem HBr, is in Phase 3 development, with the potential to be the first broad-spectrum oral carbapenem to treat adult patients with complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms. The other programs in our pipeline are SPR206 and SPR720. SPR206 is an intravenously (“IV”) administered next generation polymyxin product candidate, for the treatment of hospital-acquired and ventilator-associated bacterial pneumonia (“HABP/VABP”) caused by MDR Gram-negative bacterial infections. In March 2025, following a reprioritization of its programs, the Company announced that it is no longer pursuing a planned Phase 2 clinical study for SPR206. SPR720 is a product candidate for first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease. In October 2024, the Company announced that results from a planned interim analysis of its Phase 2a clinical trial for SPR720 demonstrated the oral agent did not meet its primary endpoint, and the Company elected to suspend development of SPR720 in its oral formulation. The Company is currently completing analysis of the remaining data from all 25 patients dosed in the trial ahead of determining next steps.

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration and licensing agreements, funding from government contracts and through the sale of the Company’s common and preferred stock. The Company has incurred recurring cash outflows from operating activities and losses in most years since its inception. During the years ended December 31, 2024 and 2023, the Company had net loss of $(68.6) million and net income of $22.8 million, respectively. In addition, as of December 31, 2024, the Company had an accumulated deficit of $459.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

On February 25, 2025, the Company received a deficiency letter from the Listing Qualifications Department informing it that it was not in compliance with the continued listing requirements of the Nasdaq Global Select Market because the bid price for its common stock had closed below $1.00 per share for 30 consecutive business days. The Company has until August 25, 2025 to regain compliance with the bid price requirement. If the Company does not regain compliance with the bid price requirement, its common stock will be subject to delisting. Any potential delisting of the Company’s common stock could have a material adverse effect on the market for, and liquidity and price of, the Company’s common stock and would adversely affect the Company's ability to raise capital on terms acceptable to the Company, or at all.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205- 40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on the Company’s current operating plan and existing cash and cash equivalents, the Company has determined that there is substantial doubt regarding its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company will require additional funding to fund the development of its product candidates through regulatory approval and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other venues. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, our operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, or product portfolio expansion efforts, which could materially adversely affect its business prospects or its ability to continue operations.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of December 31, 2024, and 2023, the Company had no off-balance sheet risks, including but not limited to, foreign exchange contracts, option contracts, or other hedging arrangements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market instruments.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheets as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheets leases with terms of one year or less. As of December 31, 2024 and 2023, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Impairment of Long-Lived Assets

Long-lived assets consist of operating lease right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring

The Company made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including one-time termination benefits and other exit costs accounted for upon the announcement of the restructuring in October 2024.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024 and 2023, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures, including all direct, indirect, overhead and software development costs. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise noted, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued an amendment to the accounting guidance on income statement presentation to require disclosure, in the notes to the financial statements, of disaggregated information about certain costs and expenses, including purchases of inventory, employee compensation, and depreciation and amortization included in each relevant expense caption within continuing operations. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU is related to the disclosure of rate reconciliation and income taxes paid. This guidance became effective for annual periods beginning after December 15, 2024. This standard does not have a material impact on the Company's consolidated financial statements, but it requires increased disclosures within the notes to the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU is related to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance became effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and is applied on a retrospective basis. Retrospective application is required, and early adoption is permitted. The Company adopted this guidance for the year ended December 31, 2024 and applied the guidance retrospectively for all periods presented.

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$52,258	$—	$52,258
Total cash equivalents	—	52,258	—	52,258

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$—	$75,628	$—	$75,628
Total cash equivalents	—	75,628	—	75,628

Excluded from the tables above is cash of $0.6 million and $0.7 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3 categories.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$1,636	$1,636
Manufacturing equipment	1,338	1,338
Computer software and equipment	437	437
Office furniture and equipment	209	209
	3,620	3,620
Less: Accumulated depreciation and amortization	(3,620)	(3,618)
Total property and equipment, net	$—	$2

Depreciation and amortization expense related to property and equipment was less than $0.1 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Leases

Operating Leases

The Company has entered into, and subsequently amended, an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts where the Company leases approximately 23,400 square feet of office space. The Company's lease extends through July 2027.

For the years ended December 31, 2024 and 2023, the components of operating lease expense were as follows (in thousands):

Operating lease expense	Statement of Operations Location	December 31, 2024	December 31, 2023
Fixed operating lease expense	Research and development expense	$757	$1,048
	General and administrative expense	757	559

Variable operating lease expense	Research and development expense	35	12
	General and administrative expense	35	7

Total operating lease expense		$1,584	$1,626

Supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2024 and 2023, was as follows (in thousands):

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,718	$1,690

The following table presents the lease balances within the consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating and finance leases as of December 31, 2024 and 2023 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	December 31, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$3,114	$4,155
Total leased assets		$3,114	$4,155

Liabilities
Current
Operating	Operating lease liabilities	$1,746	$1,718
Non-Current
Operating	Non-current operating lease liabilities	2,551	3,825
Total lease liabilities		$4,297	$5,543

Weighted average remaining lease term (in years)		2.6	3.6
Weighted average discount rate		9.8%	9.8%

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2024 (in thousands):

Years Ending December 31,
2025	1,746
2026	1,956
2027	1,156
Total future minimum lease payments	4,858
Less imputed interest	(561)
Total operating lease liabilities	$4,297

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued payroll and related expenses	$5,456	$3,339
Accrued external research and development expenses	9,493	2,274
Accrued professional fees	2,199	708
Accrued restructuring expenses	456	—
Accrued other	120	236
Total Accrued expenses and other current liabilities	$17,724	$6,557

7. Equity

Convertible Preferred Stock

Series A, Series B, Series C, and Series D Convertible Preferred Stock

The Company previously designated 2,220 of the 10,000,000 authorized shares of preferred stock as Series A Preferred Stock, 1,000 of the 10,000,000 authorized shares of preferred stock as Series B Preferred Stock, 3,333 of the 10,000,000 authorized shares of preferred stock as Series C Preferred Stock, and 3,215,000 of the 10,000,000 authorized shares of preferred stock as Series D Preferred Stock. As of December 31, 2024, all of the Company's shares of preferred stock have been converted to common stock.

Common Stock

“At-the-Market” Offering

On March 11, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3 (Registration No. 333-254170), which became effective on March 29, 2021 (the “2021 Form S-3”), and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company could determine, including up to $75.0 million of its common stock available for issuance pursuant to the “at-the-market” offering program under the Sales Agreement.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company did not sell any shares of its common stock under the Sales Agreement. During the year ended December 31, 2023, the Company sold 144,476 shares of its common stock under the Sales Agreement at an average price of approximately $1.58 per share for aggregate gross proceeds of approximately $0.2 million prior to deducting sales commissions.

Subsequent to December 31, 2024, the Company did not sell any shares of its common stock under the Sales Agreement.

GSK License and Share Purchase Agreements

Concurrently with the execution of the GSK License Agreement, on September 21, 2022 (the "GSK Effective Date”), the Company entered into a stock purchase agreement (the "GSK SPA”) with Glaxo Group Limited ("GGL”), an affiliate of GSK, which closed on November 7, 2022 (the "GSK Closing Date”), and pursuant to which GGL purchased on the GSK Closing Date 7,450,000 shares (the "GSK Shares”) of the Company’s common stock at a purchase price of approximately $1.20 per share, which represented a discount on the closing price of the Company's common stock on November 4, 2022, for an aggregate purchase price of $9.0 million. The GSK SPA contains certain standstill, lock-up and registration rights provisions. Upon closing, the Company recorded the fair market value of the shares issued in stockholders’ equity in its condensed consolidated balance sheets.

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

2017 Stock Incentive Plan

On June 28, 2017, the Company’s stockholders approved the 2017 Plan. The 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock grants and stock-based awards. The 2017 Plan is administered by the Board of Directors, or at the discretion of the Board of Directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The number of shares initially reserved for issuance under the 2017 Plan was 1,785,416 shares of common stock. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2017 Plan.

On October 18, 2017, the Company’s stockholders approved an amendment to the 2017 Plan, which became effective upon the completion of the Company’s initial public offering, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 2,696,401. Additionally, the number of shares of common stock that may be issued under the 2017 Plan would be automatically increased on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 607,324 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Compensation Committee of the Company’s Board of Directors.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 17, 2021, the Company's stockholders approved amendments to the 2017 Plan. The amendments provided for the following: (i) increased the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 3,170,254 shares, (ii) removed the “evergreen” provision historically included in the 2017 Plan, and (iii) made certain other amendments.

In September 2022, the Company's stockholders approved an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,000,000 shares.

On October 5, 2023, the Company's stockholders approved an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 2,500,000 shares.

On May 29, 2024, the stockholders of the Company approved an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 3,000,000 shares.

As of December 31, 2024, there were 5,707,847 shares remaining available to be issued under the 2017 Plan, as amended.

2019 Equity Incentive Plan

On March 11, 2019, the Company adopted the 2019 Inducement Plan to reserve 331,500 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with Spero within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2017 Plan.

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

In March 2024, the Board of Directors approved an amendment to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares.

As of December 31, 2024, there were 888,182 shares remaining available to be issued under the 2019 Inducement Plan, as amended.

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) during the year ended December 31, 2024:

	2017 Plan	2019 Inducement Plan	Total Number of Stock Options
Outstanding as of December 31, 2023	2,569,421	296,173	2,865,594
Granted	35,604	—	35,604
Exercised	—	—	—
Forfeited or cancelled	(46,439)	(39,909)	(86,348)
Outstanding as of December 31, 2024	2,558,586	256,264	2,814,850

As of December 31, 2024, a total of 18,345,127 shares have been authorized and reserved for issuance under the Equity Plans and 6,596,029 shares were available for future issuance under such plans.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.8%	4.0%
Expected term (in years)	5.5	5.5
Expected volatility	90.2%	90.7%
Expected dividend yield	0.0%	0.0%

The following table summarizes details regarding stock options granted under the Equity Plans (excluding RSUs) for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	2,865,594	$10.89	5.76	$1
Granted	35,604	1.52
Exercised	—	—
Forfeited or cancelled	(86,348)	12.81
Outstanding as of December 31, 2024	2,814,850	$10.71	4.45	$0
Outstanding as of December 31, 2024 - vested and expected to vest	2,814,850	$10.71	4.45	$0
Exercisable at December 31, 2024	2,667,152	$10.60	4.33	$0

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2024 was $1.12 per share. The weighted average grant-date fair value of awards granted during the year ended December 31, 2023 was $1.29 per share. No stock options were exercised during both the years ended December 31, 2024 and 2023. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of December 31, 2024, total unrecognized compensation cost related to unvested stock option grants was approximately $1.1 million. This amount is expected to be recognized over a weighted average period of less than one year.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans (excluding performance-based RSUs) during the year ended December 31, 2024:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	5,368,807	$2.45
Granted	3,638,496	1.54
Vested and released	(1,523,848)	2.72
Forfeited or cancelled	(1,444,723)	1.88
Outstanding as of December 31, 2024	6,038,732	$1.97

As of December 31, 2024, there was approximately $8.5 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Performance-Based Awards

In September 2022, the Company approved an award of 140,000 performance-based stock units as part of an executive inducement grant (the “Inducement PSUs”). The Inducement PSUs were awarded based on certain performance criteria relating to pipeline execution, business development, and financial stewardship. As these performance criteria were deemed to be achieved by May 31, 2023, 70,001 of the Inducement PSUs vested in September 2023 and the remaining 69,999 of the Inducement PSUs vested in September 2024 upon fulfillment of the service condition.

The following table summarizes Inducement PSU activity under the Equity Plans during the year ended December 31, 2024:

	Number of Performance Based Option Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	69,999	1.08
Granted	—	—
Vested and released	(69,999)	1.08
Forfeited or cancelled	—	—
Outstanding as of December 31, 2024	—	—

Share-Based Compensation Expense

The Company recorded share-based compensation expense, for both RSUs and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023

Research and development expenses	$2,605	$2,654
General and administrative expenses	5,188	5,278
Total	$7,793	$7,932

9. Restructuring

On October 29, 2024, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce. The Company restructured its operations to reduce costs and reallocate resources in support of the development of tebipenem HBr and other corporate activities. The restructuring reduced the Company’s workforce by 27% from the headcount as of September 30, 2024.

The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the year ended December 31, 2024:

Year Ended December 31, 2024
	Research and development	General and administrative	Total
Severance and other employee costs	$660	$217	$877
Total restructuring charges	$660	$217	$877

The Company did not recognize any restructuring charges during the year ended December 31, 2023.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of December 31, 2024. Activity for the period is summarized as follows (amounts in thousands):

As of December 31, 2024
Balance as of December 31, 2023	$—
Charge to expense	877
Payments made	(421)
Balance as of December 31, 2024	$456

The estimated charges that the Company expects to incur as a result of the restructuring are subject to several assumptions, and actual results may differ materially from these estimates.

Retention Awards

In connection with the restructuring, on October 29, 2024, the Board of Directors approved retention awards for non-executive employees of the Company. Subject to remaining actively employed and in good standing with the Company, aggregate retention awards of $4.4 million will be paid as a cash bonus with one half payable upon the achievement of each of two clinical execution milestones related to facilitating the clinical progress of the PIVOT-PO trial for tebipenem HBr. The awards contain certain clawback provisions in the event an employee voluntarily terminates his or her employment prior to the achievement of the second clinical execution milestone. Expenses related to these retention awards are being recognized over the employee service period from October 29, 2024 to the fourth quarter of 2025.

Executive Retention Awards

On November 8, 2024, the Compensation Committee of the Board of Directors approved a retention program for the Company’s executive leadership team (“ELT”), which consists of four executive officers, including the Chief Executive Officer, Chief Financial and Chief Business Officer, Chief Operating Officer and Chief Human Resources Officer. The purpose of the program is to ensure that the Company retains ELT members who are considered critical to the development of tebipenem HBr in its ongoing PIVOT-PO, global Phase 3 clinical trial of tebipenem HBr in patients with cUTI. The retention program provides these ELT members with the opportunity to earn a cash bonus in an amount equaling 75% of the aggregate of their current base salary plus target annual bonus upon achievement of certain performance milestones related to facilitating the progress of PIVOT-PO and certain goals related to the Company’s stock price appreciation or financial stewardship. Specifically, one-third of the retention payout is payable upon the achievement of each of two clinical execution milestones. The remaining one-third is payable upon the achievement of the stock price appreciation or financial stewardship milestone by no later than the fourth quarter of 2026. If fully achieved, the total retention payments would aggregate to $2.1 million. The program contains certain clawback provisions in the event an executive voluntarily terminates his or her employment prior to the achievement of the second clinical execution milestone. The program also provides for full payment in the event of certain change in control transactions. If the Company terminates an executive’s employment, prior to the end of the performance period, other than for cause, then such executive will be entitled to payment of the clinical execution milestone payments. In the event that the Company’s collaboration partner materially alters the PIVOT-PO work plan with the effect of preventing or indefinitely delaying the achievement of the clinical execution milestones, then the clinical execution milestone payments will be accelerated and paid in full. Expenses related to the achievement of each of the two clinical milestones are being recognized over the employee service period from October 29, 2024 to the fourth quarter of 2025. Expenses related to the achievement of the Company's stock price appreciation or financial stewardship milestone will be recognized over an employee service period starting when achievement is deemed probable but not later than the fourth quarter of 2026.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

The Company’s provision for income taxes is comprised of the following for the periods ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$2,488
State	—	110
Foreign	—	—
	—	2,598

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—

Provision for income taxes	$—	$2,598

The Company recorded $2.6 million of income tax expense in 2023 related to a change in estimate with respect to the tax treatment of the GSK License Agreement, which resulted in taxable income and the utilization of $236.5 million of U.S. federal net operating losses and $6.9 million of U.S. federal research and development tax credits on its amended 2022 U.S. federal tax return.

During the years ended December 31, 2024 and 2023, the Company recorded no income tax benefits for the net operating income (losses) incurred in each year or interim period due to its uncertainty of realizing a benefit from those items.

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(68,566)	$25,404
Foreign	-	-
Income (loss) before income taxes	$(68,566)	$25,404

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	(21.0)	21.0
Federal tax credits	(4.3)	(4.9)
State taxes, net of federal benefit	1.6	(0.4)
Nondeductible stock compensation	0.8	8.5
Other nondeductible items	-	0.3
Other	(1.0)	(1.0)
Reduction in tax attributes	-	13.9
Increase in deferred tax asset valuation allowance	21.0	(27.2)
Deferred true-up	2.9	-
Effective income tax rate	—%	10.20

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Net operating loss carryforwards	$42,310	$25,646
Deferred revenue	41,745	47,014
Research and development and orphan drug tax credit carryforwards	10,952	7,612
Capitalized research and development expenses	21,149	21,342
Other	6,101	6,264
Total deferred tax assets	122,257	107,878
Valuation allowance	(122,257)	(107,878)
Net deferred tax assets	$—	$—

As of December 31, 2024, the company had United States federal, state and foreign net operating loss carryforwards ("NOLs") of $165.2 million, $120.6 million and $4.6 million, respectively. $152 million federal NOLs can be carried forward indefinitely and $13.2 million of NOLs begin to expire in 2034. The state NOLs begin to expire in 2034 and will expire at various dates through 2044. The foreign NOLs do not expire. As of December 31, 2024, the Company also had federal and state research and development tax credit carryforwards of $6.2 million and $2.1 million respectively, and federal orphan drug tax credit carryforwards of $2.9 million, which may be available to offset future income tax liabilities. The federal and state research and development tax credits begin to expire in 2036 and 2033, respectively, and the federal orphan drug credits begin to expire in 2044.

Utilization of the U.S. net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company experiences a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. The Company recently completed a Section 382 study and concluded that we underwent several ownership changes as defined by the Code, the last of which occurred during the year ended December 31, 2018. Any carryforwards that will expire prior to utilization were removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Future ownership changes may limit our ability to utilize remaining tax attributes.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards partially offset by a reduction in deferred revenue, and were as follows (in thousands):

	December 31,
	2024	2023
Valuation allowance as of beginning of year	$(107,878)	$(114,790)
Increases recorded to income tax provision	(14,379)	6,912
Valuation allowance as of end of year	$(122,257)	$(107,878)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2024 or 2023. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2024 or 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations and comprehensive loss.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company conducted a study of its research and development (R&D) credit carryforwards for the years 2016 to 2023. We have updated the carryforwards for the result of the study and the changes were not material.

The Company had filed separate U.S. income tax returns return for each of its subsidiaries prior to its reorganization in 2015. The Company now files U.S. income tax returns as a U.S. consolidated group. In Massachusetts, the Company files income tax returns as a combined group except for its Massachusetts Securities Corporation subsidiary, which is a separate income tax filing. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for tax years 2021 and forward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

11. Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company accrues the estimated loss. Disclosure is provided when a loss is considered probable, but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable. If such a loss is not probable or cannot be reasonably estimated, a liability is not recorded. As of December 31, 2024 and 2023, no material accruals have been recorded for potential contingencies related to these matters.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 13).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts (see Note 5).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The process surrounding the Investigation and the Wells Notice (both as defined below) has resulted in legal expenses and certain liabilities for the Company and the named individuals, and each of the named individuals, as directors and officers of the Company, are entitled to indemnification for certain costs associated with the Investigation and the Wells Notice. The Company maintains a general liability insurance policy that covers certain expenses and liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers (the “D&O Insurance”), however, the total expenses and liabilities in connection with the Investigation and the Wells Notice and the amount that will be covered by such D&O Insurance is unknown at this time.

Legal Proceedings

Securities Class Action Lawsuits and Derivative Actions

Two putative class action lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A stockholder derivative action was filed against the Company, as nominal defendant, and certain of the Company's current and former officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “First Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The First Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023. A second stockholder derivative action was filed against the Company, as nominal defendant, and certain of its current and former officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action. The plaintiffs in both derivative suits agreed to a stay pending decision on the class action, subject to court approval. By Order entered on September 30, 2024, the motion to stay the First Derivative Complaint was denied as moot due to the dismissal of the Consolidated Putative Class Action. On March 20, 2025, the Second Derivative Complaint was voluntarily dismissed by the plaintiff.

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

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the staff of the Boston Regional Office (“Staff”) of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and Chairman of the Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer and President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem HBr based on feedback from the U.S. Food and Drug Administration, and whether the Company’s disclosures may have violated the federal securities laws (the “Investigation”).

Specifically, the contemplated civil enforcement action, if approved by the SEC Commissioners, could include allegations that the Company violated Section 17(a) of the Securities Act and Sections 10(b) and 13(a) of the Exchange Act and Rules 10b-5, 12b-20, and 13a-1 thereunder; and could allege against Dr. Mahadevia and Mr. Shukla violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b-5 and 13a-14 thereunder. The Company, Dr. Mahadevia and Mr. Shukla continue to cooperate with the SEC, they have engaged in further dialogue with the staff and maintain that the Company’s disclosures were appropriate.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, but is a preliminary determination by the Staff to recommend to the SEC Commissioners that a civil enforcement action or administrative proceeding be brought against the recipients. It provides the recipients the opportunity to address in a non-public forum the issues raised by the Staff before a recommendation is made to the SEC regarding an enforcement action. If the SEC were to authorize an action against the Company and/or any of the identified individuals, it may seek an injunction or cease-and-desist order against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, disgorgement or other equitable relief.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, through a number of contract modifications and the exercise of additional contract options by BARDA, including an additional contract modification of $11.7 million executed in July 2024, the committed funding increased to $59.3 million and the period of performance extended through December 31, 2025.

During the years ended December 31, 2024 and 2023, the Company recognized $20.2 million and $4.4 million of grant revenue under the BARDA agreement, respectively.

As of December 31, 2024, of the $59.3 million of committed funding, the Company has cumulatively recognized $56.7 million of grant revenue under the BARDA agreement.

Biodefense Study Option

As of December 31, 2024, uncommitted funding of $12.7 million is outstanding under the award. This uncommitted funding is exercisable by BARDA, subject to the availability of funding as well as progress and results from biodefense studies, if initiated, as part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding will be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company can receive up to $27.0 million over a base period and six option periods, including an additional contract modification of $3.4 million executed in August 2024 for SPR206 Phase 2 start up activities under Option 1 of the NIAID agreement. As of December 31, 2024, $10.5 million of funding has been committed under this award.

The Company recognized $0.4 million and $2.7 million of grant revenue under this agreement during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, of the $10.5 million of committed funding, the Company has cumulatively recognized $5.3 million of grant revenue under the NIAD agreement.

13. License, Collaboration and Service Agreements

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2023, the Company commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, the Company is entitled to receive a $95.0 million development milestone that is payable in four equal semiannual installments. The Company received the first installment payment of $23.8 million for such development milestone in February 2024, the second installment payment of $23.8 million in August 2024 and the third installment payment in February 2025. The Company expects to receive the final payment of $23.8 million in the third quarter of 2025.

Remaining potential payments under the GSK License Agreement are milestone and royalty based, and are as follows (in millions):

Event	Milestone payments (up to)
GSK’s submission of a new drug application with the FDA for tebipenem HBr	$25.0
Total potential commercial milestone payments based on first sale (US/EU)	$150.0
Total potential sales milestone payments	$225.0
Royalties	Low-single digit to low-double digit (if sales exceed $1.0 billion) tiered royalties on net product sales

Amendments to the GSK License Agreement

In July 2023, the Company entered into Amendment 1 to the GSK License Agreement, which updated the timeframe for technology transfer in the GSK License Agreement.

In December 2023, the Company entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO enrollment. Under the terms of Amendment 2, the Company may receive up to an additional $4.3 million in milestones based on activities in such country. The Company received the first milestone payment under Amendment 2 of $1.2 million in August 2024 and received the second milestone payment of $1.3 million in October 2024. The third milestone was achieved in December 2024 and payment of the $0.7 million milestone was received in February 2025.

In March 2024, the Company entered into Amendment 3 to the GSK License Agreement, which assigns its rights to Product Trademarks (as defined in Amendment 3 to the GSK License Agreement) to GSK.

In October 2024, the Company entered into Amendment 4 to the GSK License Agreement, under which the Company will receive an additional $0.8 million upon completion of activities related to an additional Phase 1 clinical study. The Company received $0.4 million of the milestone in January 2025 and anticipates receipt of the remaining milestone in the second quarter of 2025.

Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

The Company is responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK will be responsible for the execution and costs of any additional further development, including additional Phase 3 regulatory filing and

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commercialization activities for tebipenem HBr in the GSK Territory. The Company is also responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr. A joint development committee has been established between GSK and the Company to coordinate and review development activities for tebipenem HBr in the United States.

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

The Company has the right to terminate the GSK License Agreement upon a material breach by, or bankruptcy of, GSK. GSK has the right to terminate the GSK License Agreement at any time upon a specified number of days’ notice or upon a material breach by, or bankruptcy of, the Company. In addition, in the event that GSK has the right to terminate the GSK License Agreement due to a material breach by the Company, GSK may elect not to terminate the GSK License Agreement and in lieu thereof may assume the responsibility and expense of development of tebipenem HBr in the United States, in which event GSK’s obligation to make further development payments to the Company (including unpaid installments of any earned milestone payments) would cease, and/or to reduce all subsequent commercial and sales milestone payments and royalty payments otherwise due by GSK to the Company under the GSK License Agreement by 50%. In the case of a Change of Control of Spero, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem HBr in the United States and no development milestones would be payable to the Company, as described above.

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

At contract inception, the total transaction price was $64.7 million, which included the initial payment of $66.0 million in the fourth quarter of 2022 and the discount of $1.3 million related to the stock purchase agreement (“GSK SPA”) with Glaxo Group Limited, an affiliate of GSK (see Note 7). At contract inception, $45.7 million of the initial $64.7 million was allocated to the license transfer performance obligation, which was fully satisfied and recognized as revenue upon delivery of the license. The remaining $19.0 million was allocated to the research and development services obligation and is being recognized over time as services are delivered, estimated to be over a three-year period.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is entitled to receive the $95.0 million milestone payment in four equal semiannual installments under the GSK License Agreement. This milestone was accounted for as variable consideration under ASC 606 and was added to the transaction price in the fourth quarter of 2023. The Company determined that a significant financing component of $2.5 million exists related to extended payments terms granted to GSK. The Company presents the effects of the financing component separately from collaboration revenue – related party as a component of interest income in its consolidated statement of operations. Of the $95.0 million milestone, $64.7 million was recognized upon achievement of the milestone in the fourth quarter of 2023, and the remaining amount after the $2.5 million significant financing component was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered, on a cumulative catch-up basis.

The milestone installment payments are classified as collaboration receivable – related party on the Company’s consolidated balance sheet as of December 31, 2024. The Company received the first installment payment of $23.8 million during the first quarter of 2024, received the second installment payment of $23.8 million in the third quarter of 2024 and received the third installment payment of $23.8 million in the first quarter of 2025. The final payment of $23.8 million is due in the third quarter of 2025.

The potential future development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of December 31, 2024 and not included in the transaction price. The Company can also earn sales-based royalties.

Pursuant to Amendment 2 to the GSK License Agreement, the Company allocated $3.2 million of the total potential additional milestones of $4.3 million to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under ASC 606 and were added to the transaction price in the fourth quarter of 2023 and will be recognized over time as services are delivered. When and if the remaining $1.1 million milestone is deemed probable of being achieved, it will be added to the transaction price and will be recognized over time as services are delivered.

Pursuant to Amendment 4 to the GSK License Agreement, the Company allocated $0.8 million of the total potential additional milestones to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under ASC 606 and were added to the transaction price in the fourth quarter of 2024 and will be recognized over time as services are delivered.

In total and inclusive of the above, the Company recognized $27.0 million and $95.8 million during the years ended December 31, 2024 and 2023, respectively, related to the performance obligations, which were recorded as collaboration revenue – related party on its consolidated statement of operations.

The remaining transaction price balance of approximately $22.3 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue – related party in the consolidated balance sheets. As of December 31, 2024, the research and development services related to the performance obligations are expected to be recognized as costs are incurred over the project development timeframe.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of December 31, 2024. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem HBr.

The Company was obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, of which the Company paid $6.6 million during the year ended December 31, 2022 and paid the remaining $0.9 million in the fourth quarter of 2023. The Company recorded these amounts as research and development expenses in the Company’s consolidated statement of operations.

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

Savior Service Agreement

In November 2018, the Company entered into a service agreement with Savior Lifetec Corporation (“Savior”) to perform technology transfer, process development, analytical method development and testing and formulation development for tebipenem HBr. Per the terms of the agreement, the Company paid Savior a non-refundable supervision fee of approximately $2.0 million to manage the buildout of a commercial manufacturing facility. The supervision fee was classified as a prepaid asset on the Company’s consolidated balance sheets and was fully amortized as of December 31, 2021. The Company paid Savior an additional $5.3 million for facility build out costs between 2019 and 2021. In the third quarter of 2023, the Company concluded that it had no future use for the Savior facility and in October 2023, the Company terminated the service agreement. As such, the Company fully impaired this long-term asset and recorded an impairment expense of $5.3 million on its consolidated statement of operations during the year ended December 31, 2023.

SPR720 Agreements

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the years ended December 31, 2024 and 2023, the Company did not record any research and development expense under this agreement and the next milestone under this agreement is not accrued because it is not yet probable.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.3 million as of December 31, 2024) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the years ended December 31, 2024 and 2023, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless earlier terminated due to certain material breaches of the contract, or otherwise, the Amended Everest License Agreement will expire on a jurisdiction-by-jurisdiction and Everest Licensed Product-by-Everest Licensed Product basis upon the latest to occur of expiration of the last valid claim under a licensed patent in such jurisdiction, the expiration of regulatory exclusivity in such jurisdiction or ten years after the first commercial sale of such Everest Licensed Product in such jurisdiction. The Amended Everest License Agreement may be terminated in its entirety by Everest upon 90 or 180 days’ prior written notice, depending on the stage of development of the initial Everest Licensed Product.

To date, all performance obligations under the contract were fully satisfied.

As of December 31, 2024 remaining future milestone payments of $34.0 million are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

During both the years ended December 31, 2024 and 2023, the Company did not recognize revenue under this agreement.

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

In connection with the Pfizer Purchase Agreement, Pfizer purchased 2,362,348 shares of the Company’s common stock at a price of $16.93 per share for a total investment of $40.0 million. The Company received no other upfront payments but is eligible to receive up to $80.0 million in development and sales milestones, and may also receive high single-digit to low double-digit royalties on net sales of SPR206 in the Pfizer Territory. Achievement of these payments cannot be guaranteed. The Company and Pfizer agree that upon Pfizer’s request, the parties will negotiate in good faith regarding procuring a clinical or commercial supply of the compound.

Under the Pfizer Purchase Agreement, the fair market value of the 2,362,348 shares of the Company’s common stock issued to Pfizer was determined to be $27.5 million, which was valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated premium of $12.5 million as a freestanding equity-linked instrument under ASC 815. The premium was allocated as consideration for the Pfizer License Agreement and evaluated under ASC 606. The premium was determined not to be constrained and was included in the calculation of the total transaction price related to the Pfizer License Agreement as of June 30, 2021.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of December 31, 2024 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized $0.4 million and $0.9 million of revenue from the contract during the years ended December 31, 2024 and 2023, respectively.

The remaining transaction price balance of approximately $12.6 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the consolidated balance sheets. As of December 31, 2024, the research and development services related to the second performance obligation are expected to be recognized as costs are incurred over the project development timeframe.

14. Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, resulting in a single reportable segment. The Company’s singular focus is on identifying and developing novel treatments for bacterial infections, including MDR bacterial infections, and rare diseases. The Company earns revenue from collaboration agreements with third parties and grant revenue in connection with various government awards. The Company has determined that its Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM reviews the Company’s financial information on a consolidated basis for the purpose of allocating resources and assessing financial performance. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company’s tangible assets are held in the United States.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies for the operating segment are consistent with the Company’s policies for the Consolidated Financial Statements. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated profit or loss, as reported on the consolidated statements of operations and comprehensive loss. This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company's reportable segment net revenues, significant segment expenses and consolidated profit (loss) for the years ended December 31, 2024 and 2023, consisted of the following:

	Year Ended December 31,
	2024	2023
Revenues:
Grant Revenue	$20,581	$7,046
Collaboration revenue - related party	27,025	95,802
Collaboration revenue	371	933
Total revenues	47,977	103,781

Less:
Tebipenem HBr	60,502	16,695
SPR720	16,626	13,031
SPR206	570	3,240
Research and development personnel related (including share-based compensation)	14,111	13,788
Facility related and other, research and development	4,948	4,686
General and administrative personnel related (including share-based compensation)	13,188	15,324
Professional and consultant fees	8,198	8,151
Facility related and other, general and administrative	2,318	2,079
Other segment items*	817	5,320
Interest income	(4,735)	(3,937)
Income tax expense	-	2,598
Consolidated profit (loss)	$(68,566)	$22,806

*Other segment items include restructuring charges (see Note 9), impairment of long-term asset and other income, net.

15. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$(68,566)	$22,806
Denominator:
Basic weighted average common shares outstanding	54,037,917	52,703,467
Effect of dilutive securities	—	285,563
Diluted weighted-average common shares outstanding	54,037,917	52,989,030

Net income (loss) per share, basic	$(1.27)	$0.43
Net income (loss) per share, diluted	$(1.27)	$0.43

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	2,814,850	3,485,373
Unvested RSUs and PSUs	6,038,732	3,462,595
Total	8,853,582	6,947,968

16. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company made matching contributions to the 401(k) Plan of $0.3 million during both the years ended December 31, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal year 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters” and “Code of Conduct and Ethics” in the Company’s proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance Matters - Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans and Other Benefits Plans” in our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

3.3	Amended and Restated Bylaws of the Registrant		Form 10-Q (Exhibit 3.1)	11/13/2023	001-38266

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	7/17/2018	001-38266

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	11/16/2018	001-38266

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	2/28/2020	001-38266

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	9/14/2020	001-38266

4.1	Form of Common Stock Certificate		Form S-1 (Exhibit 4.1)	10/6/2017	333-220858

4.2	Description of Registrant’s Securities		Form 10-K (Exhibit 4.2)	3/30/2023	001-38266

10.1#	2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	6/3/2024	001-38266

10.2#	Form of Stock Option Agreement under the 2017 Stock Incentive Plan, as amended		Form S-8 (Exhibit 4.6)	9/20/2021	333-259662

10.3#	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/30/2021	001-38266

10.4#	2019 Inducement Equity Incentive Plan, as amended		Form 10-K (Exhibit 10.4)	3/13/2024	001-38266

10.5#	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan, as amended		Form S-8 (Exhibit 4.6)	8/10/2023	333-273880

10.6#	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan, as amended		Form S-8 (Exhibit 4.7)	8/10/2023	333-273880

10.7#	Form of Director and Officer Indemnification Agreement		Form S-1 (Exhibit 10.4)	10/6/2017	333-220858

10.8#	Non-Employee Director Compensation Policy, as amended		Form 10-K (Exhibit 10.8)	3/13/2024	001-38266

10.9#	Consulting Agreement, dated June 13, 2023, by and between the Registrant and Ankit Mahadevia, M.D.		Form 10-Q (Exhibit 10.2)	8/10/2023	001-38266

10.10#	Amendment and Restated Employment Agreement, dated June 13, 2023, by and between the Registrant and Satyavrat Shukla		Form 10-Q (Exhibit 10.3)	8/10/2023	001-38266

10.11#	Interim Period Agreement, dated January 10, 2025, by and between the Registrant and Satyavrat Shukla		Form 8-K (Exhibit 10.1)	1/10/2025	001-38266

10.12#	Retention Letter Agreement, dated November 13, 2024, by and between the Registrant and Satyavrat Shukla	X

10.13#	Employment Agreement, dated August 11, 2022, by and between the Registrant and Kamal Hamed, M.D.		Form 10-Q (Exhibit 10.5)	11/14/2022	001-38266

10.14#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Kamal Hamed, M.D.		Form 10-Q (Exhibit 10.8)	11/14/2024	001-38266

10.15#	Separation Agreement, dated July 30,2024 by and between the Registrant and Kamal Hamed, M.D.		Form 10-Q (Exhibit 10.1)	11/14/2024	001-38266

10.16#	Separation Agreement, dated July 30,2024 by and between the Registrant and Kamal Hamed, M.D.		Form 10-K (Exhibit 10.12)	3/16/2020	001-38266

10.17#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Timothy Keutzer		Form 10-Q (Exhibit 10.9)	11/14/2022	001-38266

10.18#	Second Amendment to Employment Agreement, dated as of February 1, 2023, by and between the Registrant and Timothy Keutzer		Form 10-Q (Exhibit 10.1)	5/11/2023	001-38266

10.19#	Retention Letter Agreement, dated November 13, 2024, by and between the Registrant and Timothy Keutzer	X

10.20#	Employment Agreement, dated October 31, 2023 by and between the Registrant and Esther Rajavelu		Form 10-Q (Exhibit 10.1)	5/11/2024	001-38266

10.21#	Interim Period Agreement, dated January 10, 2025, by and between the Registrant and Esther Rajavelu		Form 8-K (Exhibit 10.2)	1/10/2025	001-38266

10.22#	Retention Letter Agreement, dated November 13, 2024, by and between the Registrant and Esther Rajavelu	X

10.23#	Employment Agreement, dated November 6, 2020, by and between the Registrant and Tamara Joseph		Form 10-K (Exhibit 10.13)	3/11/2021	001-38266

10.24#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Tamara Joseph		Form 10-Q (Exhibit 10.10)	11/14/2022	001-38266

10.25#	Separation Agreement, dated February 9, 2024, by and between the Registrant and Tamara Joseph		Form 10-K (Exhibit 10.34)	3/13/2024	001-38266

10.26#	Consulting Agreement, dated February 9, 2024, by and between the Registrant and Tamara Joseph		Form 10-K (Exhibit 10.34)	3/13/2024	001-38266

10.27#	Consulting Agreement, effective as of August 5, 2024, by and between the Registrant and John C. Pottage, Jr., M.D.		Form 10-Q (Exhibit 10.3)	11/14/2024	001-38266

10.28#	Amended and Restated Consulting Agreement, effective as of January 29, 2025, by and between the Registrant and John C. Pottage, Jr., M.D.	X

10.29#	Lease Agreement, dated August 24, 2015, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form S-1 (Exhibit 10.11)	10/6/2017	333-220858

10.30	First Amendment to Lease Agreement, dated January 17, 2018, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	1/23/2018	001-38266

10.31	Second Amendment to Lease Agreement, dated December 16, 2019, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 8-K (Exhibit 99.1)	12/19/2019	001-38266

10.32	Third Amendment to Lease Agreement, dated May 4, 2020, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC		Form 10-Q (Exhibit 10.4)	8/6/2020	001-38266

10.33	Sublease, dated July 6, 2016, by and between the Registrant and Tetraphase Pharmaceuticals, Inc.		Form S-1 (Exhibit 10.12)	10/6/2017	333-220858

10.34†

Stock Purchase Agreement, dated June 6, 2016, by and among Spero Cantab, Inc., the Registrant, Spero Cantab UK Limited, PBB Distributions Limited, New Pharma License Holdings Limited, Cantab Anti-Infectives Ltd and Pro Bono Bio PLC, as amended by Amendment to Stock Purchase Agreement, dated July 18, 2017

			Form S-1 (Exhibit 10.13)	10/6/2017	333-220858

10.35†	Assignment and License Agreement, dated May 9, 2016, by and among Spero Trinem, Inc., the Registrant and Vertex Pharmaceuticals Incorporated		Form S-1/A (Exhibit 10.14)	10/23/2017	333-220858

10.36†	License Agreement, dated June 14, 2017, by and between the Registrant and Meiji Seika Pharma Co., Ltd., as supplemented by Addendum to License Agreement, dated June 14, 2017		Form S-1 (Exhibit 10.15)	10/6/2017	333-220858

10.37†	Contract Award, dated July 12, 2018, issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services		Form 10-Q (Exhibit 10.1)	11/8/2018	001-38266

10.38††	Amended and Restated License Agreement, dated January 15, 2021, by and between the Registrant and Everest Medicines II Limited		Form 10-K (Exhibit 10.25)	3/11/2021	001-38266

10.39††	License Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.		Form 10-Q (Exhibit 10.1)	8/5/2021	001-38266

10.40	Share Purchase Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.		Form 10-Q (Exhibit 10.2)	8/5/2021	001-38266

10.41††	Exclusive License Agreement, dated September 21, 2022, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.3)	11/14/2022	001-38266

10.42††	Amendment 1 to Exclusive License Agreement, dated July 4, 2023, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-K (Exhibit 10.34)	3/13/2024	001-38266

10.43††	Amendment 2 to Exclusive License Agreement, dated December 20, 2023, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-K (Exhibit 10.34)	3/13/2024	001-38266

10.44††	Amendment 3 to Exclusive License Agreement, dated March 4, 2024, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.4)	5/15/2024	001-38266

10.45††	Amendment 4 to Exclusive License Agreement, dated October 28, 2024, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.3)	11/14/2024	001-38266

10.47	Share Purchase Agreement, dated September 21, 2022, by and between the Registrant and Glaxo Group Limited		Form 10-Q (Exhibit 10.4)	11/14/2022	001-38266

10.48	Controlled Equity Offering Sales Agreement, dated March 11, 2021, by and between the Registrant and Cantor Fitzgerald & Co.		Form 10-K (Exhibit 10.28)	3/11/2021	001-38266

10.49	Form of Proprietary Information and Inventions Assignment Agreement		Form S-1/A (Exhibit 10.17)	10/23/2017	333-220858

19.1	Spero Therapeutics, Inc. Insider Trading Policy, effective as of June 5, 2023	X

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/16/2020	001-38266

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

97.1	Clawback Policy, effective as of November 12, 2023		Form 10-K (Exhibit 97.1)	3/13/2024	001-38266

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: March 27, 2025	By:	/s/ Esther Rajavelu
Esther Rajavelu
Interim Chief Executive Office

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Esther Rajavelu or her true and lawful attorney-in-fact and agent, with full power of substitution, for her and in her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Esther Rajavelu	Interim Chief Executive Officer, Chief Financial Officer, Chief Business Officer and Treasurer	March 27, 2025
Esther Rajavelu	(Principal Executive, Financial and Accounting Officer)

/s/ Milind Deshpande, Ph.D.	Director	March 27, 2025
Milind Deshpande, Ph.D.

/s/ Scott Jackson	Director	March 27, 2025
Scott Jackson

/s/ John C. Pottage, M.D.	Director	March 27, 2025
John C. Pottage, M.D.

/s/ Cynthia Smith	Director	March 27, 2025
Cynthia Smith

/s/ Frank E. Thomas	Director	March 27, 2025
Frank E. Thomas

/s/ Kathleen Tregoning	Director	March 27, 2025
Kathleen Tregoning

/s/ Patrick Vink, M.D.	Director	March 27, 2025
Patrick Vink, M.D.