Form 10-Q
period 2025-03-31
Spero Therapeutics, Inc.
filed 2025-05-13
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, the registrant had 55,910,641 shares of common stock, $0.001 par value per share, outstanding.

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

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$48,887	$52,889
Collaboration receivable, current - related party	23,611	49,391
Other receivables	668	3,085
Prepaid expenses and other current assets	1,548	1,911
Total current assets	74,714	107,276
Operating lease right of use assets	2,842	3,114
Other assets	153	153
Total assets	$77,709	$110,543

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,765	7,306
Accrued expenses and other current liabilities	8,188	17,724
Operating lease liabilities	1,795	1,746
Income taxes payable	174	174
Deferred revenue, current	—	368
Deferred revenue, current - related party	17,233	21,756
Total current liabilities	29,155	49,074
Non-current operating lease liabilities	2,165	2,551
Deferred revenue, non-current	12,575	12,219
Deferred revenue, non-current - related party	—	576
Total liabilities	43,895	64,420
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2025 and December 31, 2025; 55,900,641 shares issued and outstanding as of March 31, 2025 and 54,593,527 shares issued and outstanding as of December 31, 2024	56	55
Additional paid-in capital	507,262	505,706
Accumulated deficit	(473,504)	(459,638)
Total stockholders' equity	33,814	46,123
Total liabilities and stockholders' equity	$77,709	$110,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Grant revenue	$763	$5,063
Collaboration revenue - related party	5,099	4,064
Collaboration revenue	12	140
Total revenues	5,874	9,267

Operating expenses:
Research and development	13,606	17,332
General and administrative	6,824	5,917
Restructuring	175	—
Total operating expenses	20,605	23,249
Loss from operations	(14,731)	(13,982)
Other income (expense):
Interest income	864	1,327
Other income (expense), net	1	(14)
Total other income (expense), net	865	1,313
Net loss and comprehensive loss	$(13,866)	$(12,669)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.24)

Weighted average common shares outstanding, basic and diluted:	55,376,188	53,524,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,866)	$(12,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease cost	273	254
Share-based compensation	1,556	2,023
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	25,780	23,333
Other receivables	2,417	(3,472)
Prepaid expenses and other current assets	363	510
Other assets	—	1
Accounts payable	(5,541)	1,688
Accrued expenses and other current liabilities	(9,536)	(1,177)
Deferred revenue, current and non-current	(12)	(141)
Deferred revenue - related party, current and non-current	(5,099)	(4,064)
Other long-term liabilities	—	(49)
Operating lease liability	(337)	(299)
Net cash (used in) provided by operating activities	(4,002)	5,938
Net decrease in cash and cash equivalents:	(4,002)	5,938
Cash, cash equivalents and restricted cash at beginning of period	52,889	76,333
Cash, cash equivalents and restricted cash at end of period	$48,887	$82,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2024	54,593,527	55	505,706	(459,638)	46,123
Issuance of common stock upon the vesting of restricted stock units and performance stock units	1,307,114	1	—	—	1
Share-based compensation expense	—	—	1,556	—	1,556
Net loss	—	—	—	(13,866)	(13,866)
Balances at March 31, 2025	55,900,641	56	507,262	(473,504)	33,814

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	52,999,680	53	497,913	(391,072)	106,894
Issuance of common stock upon the vesting of restricted stock units and performance stock units	869,459	1	—	—	1
Share-based compensation expense	—	—	2,023	—	2,023
Net loss	—	—	—	(12,669)	(12,669)
Balances at March 31, 2024	53,869,139	54	499,936	(403,741)	96,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Nature of the Business and Basis of Presentation

The Company is focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need.

The Company’s most advanced clinical-stage product candidate, tebipenem HBr, is in Phase 3 development, with the potential to be the first broad-spectrum oral carbapenem to treat adult patients with complicated urinary tract infections (“cUTIs”), including acute pyelonephritis, caused by certain microorganisms. The other program in the Company's pipeline is SPR720, a product candidate for first-line treatment of nontuberculous mycobacterial pulmonary disease. In October 2024, the Company announced that results from a planned interim analysis of its Phase 2a clinical trial for SPR720 demonstrated the oral agent did not meet its primary endpoint, and the Company elected to suspend development of SPR720 in its oral formulation. The Company is currently completing analysis of the remaining data from all 25 patients dosed in the trial ahead of determining next steps.

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

Since inception, the Company has funded its operations with proceeds from sales of preferred units (including bridge units, which converted into preferred units), payments received in connection with its collaboration and licensing agreements, funding from government contracts and through the sale of the Company’s common and preferred stock. The Company has incurred recurring cash outflows from operating activities and losses in most periods since its inception, including net losses of $13.9 million and $12.7 million for the three months ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025, the Company had an accumulated deficit of $473.5 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205- 40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on the Company’s current operating plan and existing cash and cash equivalents, the Company has determined that there is substantial doubt regarding its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company will require additional funding to fund the development of its product candidates through regulatory approval and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other sources. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, the Company's operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, or product portfolio expansion efforts, which could materially adversely affect its business prospects or its ability to continue operations.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025, and results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

Segment Information

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s singular focus is on identifying and developing novel treatments for bacterial infections, including MDR bacterial infections, and rare diseases. Substantially all of the Company’s tangible assets are held in the United States.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of March 31, 2025 and December 31, 2024, the Company had no off-balance sheet risks, including but not limited, to foreign exchange contracts, option contracts, or other hedging arrangements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2025, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating ASU 2024-03 to determine its impact on our consolidated financial statement.

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

3.
Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$48,270	$—	$48,270
Total cash equivalents	—	48,270	—	48,270

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$52,258	$—	$52,258
Total cash equivalents	—	52,258	—	52,258

Excluded from the tables above is cash of $0.6 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, there were no transfers between Level 1, Level 2 and Level 3 categories.

4.
Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and related expenses	$4,875	$5,456
Accrued external research and development expenses	2,229	9,493
Accrued professional fees	840	2,199
Accrued restructuring expenses	142	456
Accrued other	102	120
Total accrued expenses and other current liabilities	$8,188	$17,724

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

During the three months ended March 31, 2025 and 2024, the Company did not sell any shares of its common stock under the Sales Agreement.

6.
Share-Based Compensation

The Company maintains two equity compensation plans, the 2017 Stock Incentive Plan, as amended (the “2017 Plan”), and the 2019 Inducement Equity Incentive Plan, as amended (the “2019 Inducement Plan”, and together with the 2017 Plan, the “Equity Plans”), which provide for the grant of stock-based awards to its directors, officers, consultants and other employees. The Equity Plans provide for the grant of non-qualified and incentive stock options, as well as restricted stock units (“RSUs”), restricted stock and other stock-based awards.

As of March 31, 2025, an aggregate of 18,345,127 shares of common stock have been authorized and reserved for issuance under the Equity Plans and an aggregate of 3,235,103 shares of common stock were available for future issuance under the Equity Plans.

Stock Options

No options were granted for the three-month period ended March 31, 2025. The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $1.12 per option for those options granted during the three months ended March 31, 2024.

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,814,850	$10.71	4.45	$—
Granted	—	—
Exercised	—	—
Forfeited or cancelled	(170,271)	14.51
Outstanding as of March 31, 2025	2,644,579	$10.47	4.46	$—
Outstanding as of March 31, 2025 - vested and expected to vest	2,644,579	$10.47	4.46	$—
Exercisable at March 31, 2025	2,547,395	$10.42	4.37	$—

As of March 31, 2025, there was approximately $0.7 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of less than a year.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans during the three months ended March 31, 2025:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,038,732	$1.97
Granted	3,607,047	0.80
Vested and released	(1,307,114)	2.22
Forfeited or cancelled	(75,850)	2.49
Outstanding as of March 31, 2025	8,262,815	$1.42

As of March 31, 2025, there was approximately $10.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.96 years.

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

Share-Based Compensation Expense

The Company recorded share-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$529	$690
General and administrative expenses	1,027	1,333
Total	$1,556	$2,023

7.
Restructuring

On October 29, 2024, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce. The Company restructured its operations to reduce costs and reallocate resources in support of the development of tebipenem HBr and other corporate activities. As of March 31, 2025, the restructuring reduced the Company’s workforce by an additional 13% from the headcount as of December 31, 2024.

The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the quarter ended March 31, 2025:

	Three Months Ended March 31, 2025
	Research and development	General and administrative	Total
Severance and other employee costs	$107	$68	$175
Total restructuring charges	$107	$68	$175

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of March 31, 2025. Activity for the period is summarized as follows (amounts in thousands):

As of March 31, 2025
Balance as of December 31, 2024	$456
Charge to expense	175
Payments made	(489)
Balance as of March 31, 2025	$142

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

Executive Retention Awards

On November 8, 2024, the Compensation Committee of the Board of Directors approved a retention program for the Company’s executive leadership team (“ELT”), including the then-current Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Human Resources Officer. The purpose of the program is to ensure that the Company retains ELT members who are considered critical to the development of tebipenem HBr in its ongoing PIVOT-PO, global Phase 3 clinical trial of tebipenem HBr in patients with cUTI. The retention program provides these ELT members with the opportunity to earn a cash bonus in an amount equaling 75% of the aggregate of their then-current base salary plus target annual bonus upon achievement of certain performance milestones related to facilitating the progress of PIVOT-PO and certain goals related to the Company’s stock price appreciation or financial stewardship. Specifically, one-third of the retention payout is payable upon the achievement of each of two clinical execution milestones. The remaining one-third is payable upon the achievement of the stock price appreciation or financial stewardship milestone by no later than the fourth quarter of 2026. If fully achieved, the total retention payments would aggregate to $2.1 million. The program contains certain clawback provisions in the event an executive voluntarily terminates his or her employment prior to the achievement of the second clinical execution milestone. The program also provides for full payment in the event of certain change in control transactions. If the Company terminates an executive’s employment, prior to the end of the performance period, other than for cause, then such executive will be entitled to payment of the clinical execution milestone payments. In the event that the Company’s collaboration partner materially alters the PIVOT-PO work plan with the effect of preventing or indefinitely delaying the achievement of the clinical execution milestones, then the clinical execution milestone payments will be accelerated and paid in full. Expenses related to the achievement of each of the two clinical milestones are being recognized over the employee service period from October 29, 2024 to the fourth quarter of 2025. Expenses related to the achievement of the Company's stock price appreciation or financial stewardship milestone will be recognized over an employee service period starting when achievement is deemed probable but not later than the fourth quarter of 2026.

8.
Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company accrues the estimated loss. Disclosure is provided when a loss is considered probable, but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable. If such a loss is not probable or cannot be reasonably estimated, a liability is not recorded. As of March 31, 2025 and December 31, 2024, no material accruals have been recorded for potential contingencies related to these matters.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The process surrounding the Investigation and the Wells Notice (both as defined below) has resulted in legal expenses and certain liabilities for the Company and the named individuals, and each of the named individuals, as directors and/or officers of the Company at the time of the initiation of the Investigation and Wells Notice, are entitled to indemnification for certain costs associated with the Investigation and the Wells Notice. The Company maintains a general liability insurance policy that covers certain expenses and liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers (the “D&O Insurance”), however, the total expenses and liabilities in connection with the Investigation and the Wells Notice and the amount that will be covered by such D&O Insurance is unknown at this time. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2025 or December 31, 2024.

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

A stockholder derivative action was filed against the Company, as nominal defendant, and certain of the Company's current and former officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “First Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The First Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023. A second stockholder derivative action was filed against the Company, as nominal defendant, and certain of its current and former officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action. The plaintiffs in both derivative suits agreed to a stay pending decision on the class action, subject to court approval. By Order entered on September 30, 2024, the motion to stay the First Derivative Complaint was denied as moot due to the dismissal of the Consolidated Putative Class Action. On March 20, 2025, the Second Derivative Complaint was voluntarily dismissed by the plaintiff. On March 31, 2025, the First Derivative Complaint was voluntarily dismissed by the plaintiff.

Additional lawsuits against the Company and certain of its officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the staff of the Boston Regional Office (“Staff”) of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and Chairman of the Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer, President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem HBr based on feedback from the U.S. Food and Drug Administration, and whether the Company’s disclosures may have violated the federal securities laws (the “Investigation”).

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

As of March 31, 2025, through a number of contract modifications and the exercise of additional contract options by BARDA, including an additional contract modification of $11.7 million executed in July 2024, the committed funding increased to $59.3 million and the period of performance extended through December 31, 2025.

The Company recognized $0.7 million and $4.9 million of revenue under the BARDA agreement during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, of the $59.3 million of committed funding, the Company has cumulatively recognized $58.7 million of grant revenue under the BARDA agreement.

Biodefense Study Option

As of March 31, 2025, uncommitted funding of $12.7 million is outstanding under the award. This uncommitted funding is exercisable by BARDA, subject to the availability of funding as well as progress and results from biodefense studies, if initiated, as part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding was to be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company was to receive up to $27.0 million over a base period and six option periods, including an additional contract modification of $3.4 million executed in August 2024 for SPR206 Phase 2 start up activities under Option 1 of the NIAID agreement. As of March 31, 2025, $10.5 million of funding had been committed under this award.

The Company recognized under $0.1 million and $0.2 million of revenue under the NIAID agreement during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, of the $10.5 million of committed funding, the Company has cumulatively recognized $5.3 million of grant revenue under the NIAID agreement.

In March 2025, following a reprioritization of its programs, the Company announced that it is no longer pursuing a planned Phase 2 clinical trial for SPR206. On April 4, 2025, NIAID communicated that it had terminated the contract for convenience effective immediately.

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

In October 2024, the Company entered into Amendment 4 to the GSK License Agreement, under which the Company is expected to receive an additional $0.8 million upon completion of activities related to an additional Phase 1 clinical study. The Company received $0.4 million of the milestone in January 2025 and anticipates receipt of the remaining milestone in the second half of 2025.

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

The Company has the right to terminate the GSK License Agreement upon a material breach by, or bankruptcy of, GSK. GSK has the right to terminate the GSK License Agreement at any time upon a specified number of days’ notice or upon a material breach by, or bankruptcy of, the Company. In addition, in the event that GSK has the right to terminate the GSK License Agreement due to a material breach by the Company, GSK may elect not to terminate the GSK License Agreement and in lieu thereof may assume the responsibility and expense of development of tebipenem HBr in the United States, in which event GSK’s obligation to make further development payments to the Company (including unpaid installments of any earned milestone payments) would cease, and/or to reduce all subsequent commercial and sales milestone payments and royalty payments otherwise due by GSK to the Company under the GSK License Agreement by 50%. In the case of a Change of Control (as defined in the GSK License Agreement) of the Company, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem HBr in the United States and no development milestones would be payable to the Company, as described above.

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

The milestone installment payments are classified as collaboration receivable – related party on the Company’s consolidated balance sheet as of March 31, 2025. The Company received the first milestone installment payment of $23.8 million in the first quarter of 2024, the second milestone payment of $23.8 million in the third quarter of 2024, and the third milestone payment of $23.8 million in the first quarter of 2025. The Company expects the final payment of $23.8 million in the third quarter of 2025.

The potential future development milestone payments from the GSK License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of March 31, 2025 and not included in the transaction price. The Company can also earn sales-based royalties.

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

In total and inclusive of the above, the Company recognized $5.1 million and $4.1 million during the three months ended March 31, 2025 and 2024, respectively, related to the performance obligations, which were recorded as collaboration revenue – related party on its consolidated statement of operations.

The remaining transaction price balance of approximately $17.2 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue - related party in the condensed consolidated balance sheets. As of March 31, 2025, the research and development services related to the performance obligations are expected to be recognized as costs are incurred over the project development timeframe.

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

SPR720 Agreements

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three months ended March 31, 2025 and 2024, the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not yet probable.

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

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.4 million as of March 31, 2025) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three months ended March 31, 2025 and 2024, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents. We notified the parties of the Cantab agreement of our decision to terminate development of SPR206 in March 2025.

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

As of the date of the filing of this Quarterly Report on Form 10-Q, all performance obligations under the contract by the Company were fully satisfied.

As of March 31, 2025, remaining future milestone payments of $34.0 million from Everest are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

The Company did not recognize revenue under this agreement during both the three months ended March 31, 2025 and 2024. We notified Everest of our decision to terminate development of SPR206 in March 2025.

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

Unless earlier terminated due to certain material breaches of the contract or by Pfizer’s convenience, or otherwise, the Pfizer License Agreement will expire on a jurisdiction-by-jurisdiction and licensed product-by-licensed product basis after ten years from the effective date. The Pfizer License Agreement will automatically renew for an additional ten-year term unless terminated. We notified Pfizer of our decision to terminate development of SPR206 in March 2025.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of March 31, 2025 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company recognized less than $0.1 million and $0.1 million of revenue from the contract during the three months ended March 31, 2025 and 2024, respectively.

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

11.
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

The accounting policies for the operating segment are consistent with the Company’s policies for the Consolidated Financial Statements. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated profit or loss, as reported on the consolidated statements of operations and comprehensive loss. This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company's reportable segment net revenues, significant segment expenses and consolidated profit (loss) for the quarters ended March 31, 2025 and 2024, consisted of the following:

	Three Months Ended March 31,
	2025	2024
Revenues:
Grant Revenue	$763	$5,063
Collaboration revenue - related party	5,099	4,064
Collaboration revenue	12	140
Total revenues	5,874	9,267

Less:
Tebipenem HBr	8,669	7,800
SPR720	449	4,369
SPR206	49	232
Research and development personnel related (including share-based compensation)	3,337	3,549
Facility related and other, research and development	1,102	1,382
General and administrative personnel related (including share-based compensation)	4,118	3,329
Professional and consultant fees	2,263	2,031
Facility related and other, general and administrative	443	557
Other segment items*	174	14
Interest income	(864)	(1,327)
Consolidated loss	$(13,866)	$(12,669)

*Other segment items include restructuring charges (see Note 7), and other income, net.

12.
Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(13,866)	$(12,669)

Denominator:
Weighted average common shares outstanding, basic and diluted	55,376,188	53,524,037

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.24)

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

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	2,644,579	2,881,063
Unvested RSUs and PSUs	8,262,815	7,543,243
	10,907,394	10,424,306

13.
Subsequent Events

Management Transitions and Board Composition

Effective May 2, 2025, Esther Rajavelu was appointed as the Company’s President and Chief Executive Officer. Since January 2025, Ms. Rajavelu had been serving as the Company’s Interim President and Chief Executive Officer, in addition to her roles as Chief Financial Officer, Treasurer and Chief Business Officer, which she had held since November 2023. She continues to serve as the Company’s Chief Financial Officer and Treasurer. In connection with the foregoing, Ms. Rajavelu has also been nominated for election to serve as a member of the Company’s Board of Directors at the Company’s 2025 annual meeting of stockholders.

The Company and Satyavrat Shukla mutually decided to separate, effective May 2, 2025. In connection with the foregoing, Mr. Shukla and the Company entered into a Separation Agreement, dated April 28, 2025. In addition, Mr. Shukla stepped down from the Board of Directors, effective May 2, 2025.

Retention Cash Bonus Payment

In April 2025, the first milestone was achieved under the Company’s ELT retention program (see Note 7), and $0.6 million of the total retention bonuses were paid in May 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by multi-drug resistant (“MDR”) bacterial infections with high unmet need.

Our most advanced clinical stage product candidate, tebipenem HBr, is in Phase 3 development, with the potential to be the first broad-spectrum oral carbapenem to treat adult patients with complicated urinary tract infections (“cUTIs”), including acute pyelonephritis, caused by certain microorganisms. The other program in our pipeline is SPR720, a product candidate for first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease (“NTM-PD”). In October 2024, we announced that results from a planned interim analysis of our Phase 2a clinical trial for SPR720 demonstrated the oral agent did not meet its primary endpoint and we elected to suspend development of SPR720 in its oral formulation. We are currently completing analysis of remaining data from all 25 patients dosed in the trial ahead of determining next steps.

We have experienced mostly net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2025, we had an accumulated deficit of $473.5 million, and cash and cash equivalents of $48.9 million. We expect to continue to incur significant expenses and operating losses for at least the next year. Based on our cash and cash equivalents as of March 31, 2025, together with earned and non-contingent development milestone payments from GSK, we believe that our cash runway will be sufficient to fund our operating expenses and required capital expenditures into the second quarter of 2026. During this period, we plan to prioritize advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and completing our analysis of the full dataset from the 25 treated patients in the Phase 2a proof-of-concept trial of SPR720. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Recent Developments

Nasdaq Deficiency Letter

On February 25, 2025, we received a deficiency letter from the Listing Qualifications Department informing us that we were not in compliance with the continued listing requirements of the Nasdaq Global Select Market (“Nasdaq GS”) because the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days. We have until August 25, 2025 to regain compliance with the bid price requirement. If we do not regain compliance with the bid price requirement, our common stock will be subject to delisting. Any potential delisting of our common stock could have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all.

Management Transitions and Board Composition

In January 2025, the independent directors of our Board of Directors approved the following actions as a matter of corporate governance best practices and to enable us to maintain focus on pursuing our business objectives pending resolution of a “Wells Notice” received from the staff of the Boston Regional Office (the “Staff”) of the SEC, as further described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q.

•
The Board of Directors appointed director Frank Thomas to serve as the Chairman of the Board of Directors, stepping in for Ankit Mahadevia, M.D.
•
Mr. Shukla agreed to a paid administrative leave from his role as President and Chief Executive Officer. During such leave, Mr. Shukla remained an employee and continued to serve as a member of the Board of Directors.
•
The Board of Directors appointed Esther Rajavelu, our then-current Chief Financial Officer, Chief Business Officer and Treasurer, to serve as Interim President and Chief Executive Officer during the term of Mr. Shukla’s administrative leave.

The terms of Ms. Rajavelu’s existing employment arrangement with the Company were amended to provide that she would receive additional cash compensation of $20,000 per month while she served as the Interim President and Chief Executive Officer, in addition to her role as Chief Financial Officer and Chief Business Officer.

Effective May 2, 2025, Ms. Rajavelu was appointed as our President and Chief Executive Officer. She continues to serve as our Chief Financial Officer and Treasurer. In connection with the foregoing, Ms. Rajavelu has also been nominated for election to serve as a member of our Board of Directors at our 2025 annual meeting of stockholders. In connection with the foregoing, we and Ms. Rajavelu entered into an Amended and Restated Employment Agreement, dated April 28, 2025.

We and Mr. Shukla mutually decided to separate, effective May 2, 2025. In connection with the foregoing, we and Mr. Shukla entered into a Separation Agreement, dated April 28, 2025. In addition, Mr. Shukla stepped down from the Board of Directors, effective May 2, 2025.

For more information about the foregoing, please see our Current Report on Form 8-K filed with the SEC on April 28, 2025.

Tebipenem HBr

As previously announced in March 2025, a pre-specified interim analysis of PIVOT-PO is expected to be completed in the second quarter of 2025.

SPR206

In March 2025, following a reprioritization of its programs, we announced that we are no longer pursuing a planned Phase 2 clinical trial for SPR206. On April 4, 2025, U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) informed us that it was canceling the five-year contract, awarded in May 2021, under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206, effective immediately, for its convenience.

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

Restructuring

In light of our decision to suspend planned development activities for our oral SPR720 program and our strategic restructuring, we expect that our future expenses relating to development activities with respect to SPR720 will be substantially reduced as we evaluate potential paths forward for SPR720 and implement our restructuring. In connection with our restructuring, we estimated that we would incur approximately $1.1 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits of which we incurred $0.9 million during the year ended December 31, 2024 and $0.2 million during the quarter ended March 31, 2025. We anticipate the remaining costs to be incurred in the second quarter of 2025. We may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction; however, the majority of the costs associated with our workforce reduction were incurred during the quarters ended December 31, 2024 and March 31, 2025.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) during the three months ended March 31, 2025 and 2024 consists of interest income related to the significant financing component related to the GSK License Agreement and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

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

We have made no changes to our existing critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Revenues:
Grant revenue	$763	$5,063	$(4,300)
Collaboration revenue - related party	5,099	4,064	1,035
Collaboration revenue	12	140	(128)
Total revenues	5,874	9,267	(3,393)

Operating expenses:
Research and development	13,606	17,332	(3,726)
General and administrative	6,824	5,917	907
Restructuring	175	—	175
Total operating expenses	20,605	23,249	(2,644)
Loss from operations	(14,731)	(13,982)	(749)
Other income (expense):
Interest income	864	1,327	(463)
Other income (expense), net	1	(14)	15
Total other income (expense), net	865	1,313	(448)
Net loss	$(13,866)	$(12,669)	$(1,197)

Grant Revenue

	Three Months Ended March 31,
	2025	2024	$ Change
BARDA Contract (Tebipenem HBr)	$734	$4,907	$(4,173)
NIAID Contract (SPR206)	29	156	(127)
Total grant revenue	$763	$5,063	$(4,300)

Grant revenue recognized during the three months ended March 31, 2025 and 2024 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in grant revenue during the three months ended March 31, 2025 was primarily due to a decrease of $4.2 million of committed funds remaining available under our BARDA contract for tebipenem HBr, and a decrease of $0.1 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

	Three Months Ended March 31,
	2025	2024	$ Change
GSK (Tebipenem HBr)	$5,099	$4,064	$1,035
Pfizer (SPR206)	12	140	(128)
Total collaboration revenue	$5,111	$4,204	$907

During the three months ended March 31, 2025, we recognized $5.1 million in collaboration revenue related to our agreement with GSK and less than $0.1 million in collaboration revenue related to our agreement with Pfizer. During the three months ended March 31, 2024, we recognized $4.1 million in collaboration revenue related to our agreement with GSK and $0.1 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses

	Three Months Ended March 31,
	2025	2024	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$8,669	$7,800	869
SPR720	449	4,369	$(3,920)
SPR206	49	232	(183)
Unallocated expenses:
Personnel related (including share-based compensation)	3,337	3,549	(212)
Facility related and other	1,102	1,382	(280)
Total research and development expenses	$13,606	$17,332	$(3,726)

Direct costs related to our tebipenem HBr program increased by $0.9 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to continued clinical activities related to our pivotal Phase 3 clinical trial of tebipenem HBr, which we initiated in the fourth quarter of 2023.

Direct costs related to our SPR720 program decreased by $3.9 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to decreased clinical activity during the period related to our Phase 2a clinical trial of SPR720, which completed enrollment in the second quarter of 2024. Subsequently, in October 2024, we announced that we would suspend current development activities for SPR720 based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint.

Direct costs related to our SPR206 program decreased by $0.2 million during the three months ended March 31, 2025, primarily due to decreased preclinical activity. In March 2025, following a reprioritization of our programs, we announced that we are no longer pursuing a planned Phase 2 clinical trial for SPR206.

The decrease in personnel-related costs of $0.2 million was primarily a result of increased retention program costs in our research and development functions offset by reduced headcount costs as a result of the previously announced restructuring in the fourth quarter of 2024. Personnel-related costs for the three months ended March 31, 2025 and 2024 included share-based compensation expense of $0.5 million and $0.7 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	$ Change
Personnel related (including share-based compensation)	$4,118	$3,329	$789
Professional and consultant fees	2,263	2,031	232
Facility related and other	443	557	(114)
Total general and administrative expenses	$6,824	$5,917	$907

The increase in personnel-related costs of $0.8 million was primarily a result of retention program costs in our general and administrative functions during the period offsetting reduced headcount costs as a result of the previously announced restructuring in the fourth quarter of 2024. Personnel-related costs for the three months ended March 31, 2025 and 2024 included share-based compensation expense of $1.0 million and $1.3 million, respectively.

The increase in professional and consultant fees of $0.2 million was primarily due to varying legal and consulting expenses incurred in the three months ended March 31, 2025.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $0.9 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024. Total other income for the three months ended March 31, 2025, included $0.9 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the three months ended March 31, 2024, included $1.3 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the U.S. Department of Defense, NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. As of March 31, 2025, we had cash and cash equivalents of $48.9 million.

We filed a universal shelf registration statement on Form S-3 with the SEC on March 15, 2024 (the “2024 Form S-3”), which became effective on March 22, 2024, and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement. During the three months ended March 31, 2025, we did not sell any shares of our common stock under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(4,002)	$5,938
Net decrease in cash and cash equivalents	$(4,002)	$5,938

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, was $4.0 million, primarily resulting from our net loss of $13.9 million, adjusted for non-cash items of $1.8 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $8.0 million and consisted primarily of a $25.8 million decrease in our related party collaboration receivable, primarily due to the receipt of the third installment payment from GSK (see Note 10 - License, Collaboration and Service Agreements), a $5.1 million decrease in deferred revenue, a $9.5 million decrease in accrued expenses, a $5.5 million decrease in accounts payable, a $0.4 million decrease in prepaid expenses and a $2.4 million net decrease in other receivables.

Net cash provided by changes in operating activities for the three months ended March 31, 2024, was $5.9 million, primarily resulting from our net loss of $12.7 million, adjusted for a net decrease in non-cash items of $2.3 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $16.3 million and consisted primarily of a $23.3 million decrease in our related party collaboration receivable, due to the receipt of the first installment payment from GSK (see Note 10 - License, Collaboration and Service Agreements), a $4.2 million increase in deferred revenue, a $3.5 million net increase in receivables, a $1.7 million increase in accounts payable and a decrease of $1.2 million in accrued expenses.

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

Investing Activities

We did not undertake any investing activities during the three months ended March 31, 2025 or 2024.

Financing Activities

We did not undertake any financing activities during the three months ended March 31, 2025 or 2024.

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

As of March 31, 2025, we had cash and cash equivalents of $48.9 million. In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on the Company’s current operating plan and existing cash and cash equivalents, the Company has determined that there is substantial doubt regarding its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our cash and cash equivalents as of March 31, 2025, together with earned and non-contingent development milestone payments from GSK, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026.

This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2025, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, we had cash and cash equivalents of $48.9 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. Treasury interest rates. We did not have any assets classified as marketable securities as of March 31, 2025. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Please note, that we are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item. Therefore, the above disclosure is discretionary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Lawsuits and Derivative Actions

Two putative class action lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York, one captioned Richard S. Germond v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla, Case No. 1:22-cv-03125, filed on May 26, 2022, and the other captioned Kashif Memon v. Spero Therapeutics, Inc., Ankit Mahadevia, and Satyavrat Shukla Case No. 1:22-cv-04154, filed on July 15, 2022. The parties moved to consolidate the two complaints on July 22, 2022, which were ordered consolidated on August 5, 2022 (“Consolidated Putative Class Action”). The parties filed an Amended Complaint on December 5, 2022, purported to be brought on behalf of stockholders who purchased our common stock from September 8, 2020 through May 2, 2022. The Amended Complaint generally alleges that the Company and certain of its current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the New Drug Application (“NDA”) for tebipenem HBr in an effort to lead investors to believe that the drug would receive approval from the FDA. Plaintiffs seek unspecified damages, interest, attorneys’ fees, and other costs. The Company filed a fully-briefed Motion to Dismiss on June 21, 2023. By Order entered on September 30, 2024, the Motion to Dismiss was granted, dismissing the Amended Complaint in its entirety. The Court ordered the case to be closed by Memorandum and Order entered on October 28, 2024.

A stockholder derivative action was filed against the Company, as nominal defendant, and certain of the Company's current and former officers in the United States District Court for the District of Delaware, captioned Marti v. Mahadevia, et al., Case. No. 1:23-cv-01133-RGA (the “First Derivative Complaint”), on October 11, 2023. The plaintiffs both purport to be current stockholders, and the allegations are primarily the same as those made in the Consolidated Putative Class Action. The First Derivative Complaint was transferred to the Eastern District of New York on November 13, 2023. A second stockholder derivative action was filed against the Company, as nominal defendant, and certain of its current and former officers in the Supreme Court of the State of New York, Kings County, captioned Heil v. Mahadevia, et al., Case. No. 505153/2024 (the “Second Derivative Complaint”), on February 21, 2024. The Second Derivative Complaint makes primarily the same allegations as the First Derivative Complaint, and the Consolidated Putative Class Action. The plaintiffs in both derivative suits agreed to a stay pending decision on the class action, subject to court approval. By Order entered on September 30, 2024, the motion to stay the First Derivative Complaint was denied as moot due to the dismissal of the Consolidated Putative Class Action. On March 20, 2025, the Second Derivative Complaint was voluntarily dismissed by the plaintiff. On March 31, 2025, the First Derivative Complaint was voluntarily dismissed by the plaintiff.

Additional lawsuits against the Company and certain of its officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the Staff of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and Chairman of the Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer and President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem HBr based on feedback from the U.S. Food and Drug Administration, and whether the Company’s disclosures may have violated the federal securities laws (the “Investigation”).

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

As a result, we are currently substantially dependent on our tebipenem program and our collaboration with GSK. As described under Note 10 - License, Collaboration and Service Agreements—Tebipenem HBr Agreements, GSK has the right to terminate the GSK License Agreement (1) at any time upon a specified number of days’ notice, (2) upon a material breach by us or (3) upon a bankruptcy of Spero. Alternatively, in the case of a material breach by Spero, GSK may, in lieu of terminating the GSK License Agreement, elect to reduce any commercial milestone payments to Spero by 50%. In addition, in such circumstance, GSK may assume the responsibility and expense of development of tebipenem HBr in the United States, in which case no development milestone payments would be payable to Spero (including unpaid installments of any earned milestone payments). In the case of a Change of Control (as defined in the GSK License Agreement) of Spero, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem HBr in the United States and no development milestones would be payable to Spero, as described above. Any termination of the GSK License Agreement or any failure to earn, or reduction in, milestone payments may materially adversely affect our business and prospects.

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

We have not generated any revenue from the sale of our products and have incurred losses in most years since our inception in 2013. Our net loss was $13.9 million during the three months ended March 31, 2025. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205- 40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our cash and cash equivalents as of March 31, 2025, together with earned and non-contingent development milestone payments from GSK, we believe that our cash runway will be sufficient to fund our operating expenses and required capital expenditures into the second quarter of 2026. During this period, we plan to prioritize advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and completing our analysis of the full dataset from the 25 treated patients in the Phase 2a proof-of-concept trial of SPR720. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Based on our cash and cash equivalents as of March 31, 2025, together with earned and non-contingent development milestone payments from GSK, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditures into the second quarter of 2026. During this period, we plan to prioritize advancing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement and completing our analysis of the full dataset from the 25 treated patients in the Phase 2a proof-of-concept trial of SPR720. Beyond this point we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities, including:

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

We filed the 2024 Form S-3 on March 15, 2024, which became effective on March 22, 2024 and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the Sales Agreement with Cantor. Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement.

While we currently have an effective shelf registration statement, as of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, our public float was less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 21, 2025, our public float was approximately $45.1 million, based on 54,969,832 shares of outstanding common stock held by non-affiliates and at a price of $0.82 per share, which was the closing price of our common stock on the Nasdaq GS on March 21, 2025. As a result of our public float being below $75 million, we are limited by the baby shelf rules until such time our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float in primary offerings under our shelf registration statement on Form S-3 in any twelve-month period. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

We have and may continue to seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 10 - License, Collaboration and Service Agreements to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

United States government agencies such as the Department of Health and Human Services (“DHHS”) and the Defense Contract Audit Agency (the “DCAA”) routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of March 31, 2025, we have two registered U.S. trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. There have been several United States Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its finding in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session. During the previous congressional session, numerous bipartisan PBM reforms were considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. In September 2023, the Federal Trade Commission (“FTC”) issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. It remains to be seen whether the FTC under the Trump Administration will continue to prioritize the policy issue of “improper” patent listings or whether Congress may take any legislative actions related to this issue. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.

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

On October 29, 2024, we implemented a restructuring plan that reduced our workforce by approximately 39%. While we have confidence in our remaining employees, and our leadership team, including our current President, Chief Executive Officer and Chief Financial Officer, Ms. Rajavelu, who was appointed President and Chief Executive Officer effective as of May 2, 2025 following our separation with Mr. Shukla, the inherent uncertainty following this restructuring may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Continued disruption caused by the transition or by the loss of ongoing services of any qualified scientific and management personnel could delay or prevent the successful development of our product candidates.

If we lose one or more of our named executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

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

On January 9, 2025, we responded to the “Wells Notice” from the Staff of the SEC, as further described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

3.3	Amended and Restated Bylaws of the Registrant		Form 10-Q (Exhibit 3.1)	11/13/2023	001-38266

10.1#	2017 Stock Incentive Plan, as Amended		Form 8-K (Exhibit 10.1)	6/3/2024	001-38266

10.2#	Amended and Restated Employment Agreement, dated June 13, 2023, by and between the Registrant and Satyavrat Shukla		Form 10-Q (Exhibit 10.3)	8/10/2023	001-38266

10.3#	Interim Period Agreement, dated January 10, 2025, by and between the Registrant and Satyavrat Shukla		Form 8-K (Exhibit 10.1)	1/10/2025	001-38266

10.4#	Retention Letter Agreement, dated November 13, 2024, by and between the Registrant and Satyavrat Shukla		Form 10-K (Exhibit 10.12)	3/27/2025	001-38266

10.5#	Separation Agreement, dated April 28, 2025, by and between the Registrant and Satyavrat Shukla	X

10.6#	Separation Agreement, dated July 30, 2024 by and between the Registrant and Kamal Hamed, M.D.		Form 10-Q (Exhibit 10.2)	11/14/2024	001-38266

10.7#	Employment Agreement, dated January 1, 2020, by and between the Registrant and Timothy Keutzer		Form 10-K (Exhibit 10.12)	3/16/2020	001-38266

10.8#	Retention Letter Agreement, dated November 13, 2024, by and between the Registrant and Timothy Keutzer		Form 10-K (Exhibit 10.19)	3/27/2025	001-38266

10.9#	Employment Agreement, dated October 31, 2023 by and between the Registrant and Esther Rajavelu		Form 10-Q (Exhibit 10.1)	5/15/2024	001-38266

10.10#	Amended and Restated Employment Agreement, dated April 28, 2025, by and between the Registrant and Esther Rajavelu	X

10.11#	Interim Period Agreement, dated January 10, 2025, by and between the Registrant and Esther Rajavelu		Form 8-K (Exhibit 10.2)	1/10/2025	001-38266

10.12#	Retention Letter Agreement, dated November 13, 2024, by and between the Registrant and Esther Rajavelu		Form 10-K (Exhibit 10.22)	3/27/2025	001-38266

10.13#	Consulting Agreement, effective as of August 5, 2024, by and between the Registrant and John C. Pottage, Jr., M.D.		Form 10-Q (Exhibit 10.3)	11/14/2024	001-38266

10.14#	Amended and Restated Consulting Agreement, effective as of January 29, 2025, by and between the Registrant and John C. Pottage, Jr., M.D.		Form 10-K (Exhibit 10.28)	3/27/2025	001-38266

10.15†	Amendment 3 to Exclusive License Agreement, dated March 4, 2024, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.4)	5/15/2024	001-38266

10.16†	Amendment 4 to Exclusive License Agreement, dated October 28, 2024, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.4)	11/14/2024	001-38266

19.1	Spero Therapeutics, Inc. Insider Trading Policy, effective as of June 5, 2023		Form 10-K (Exhibit 19.1)	3/27/2025	001-38266

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: May 13, 2025	By:	/s/ Esther Rajavelu
Esther Rajavelu
President, Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)