Form 10-Q
period 2025-06-30
Spero Therapeutics, Inc.
filed 2025-08-12
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 5, 2025, the registrant had 56,275,225 shares of common stock, $0.001 par value per share, outstanding.

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
•
the initiation, timing, design, progress and results, including interim data, of our preclinical studies and clinical trials, and our research and development programs;
•
the regulatory path forward for tebipenem HBr and the potential approval of tebipenem HBr by the U.S. Food and Drug Administration (“FDA”);
•
determining next steps for SPR720;
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
•
the timing of regulatory filings and likelihood of approvals for our product candidates;
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

•
If we fail to comply with our obligations in the agreements under which we in-license or out-license or acquire development or commercialization rights to products, technology or data from or to third parties, we could lose rights that are important to our business.
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
•
We have received a “Wells Notice” from the Securities and Exchange Commission (“SEC”) contemplating a civil enforcement action, which could have a material adverse effect on our business, financial condition and results of operations, prospects, and/or our stock price.
•
In the past, we have failed to maintain certain continued listing requirements of the Nasdaq Global Select Market (“Nasdaq GS”) and could fail to maintain those requirements again in the future, which could negatively affect the market price of our common stock, our liquidity and our ability to raise capital. Our potential failure to meet the continued listing requirements of Nasdaq GS in the future could result in a delisting of our common stock.

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,194	$52,889
Collaboration receivable, current - related party	24,453	49,391
Other receivables	2,460	3,085
Prepaid expenses and other current assets	1,295	1,911
Total current assets	59,402	107,276
Operating lease right of use assets	2,564	3,114
Other assets	153	153
Total assets	$62,119	$110,543

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	780	7,306
Accrued expenses and other current liabilities	6,727	17,724
Operating lease liabilities	1,844	1,746
Income taxes payable	163	174
Deferred revenue, current	—	368
Deferred revenue, current - related party	5,431	21,756
Total current liabilities	14,945	49,074
Non-current operating lease liabilities	1,771	2,551
Deferred revenue, non-current	12,575	12,219
Deferred revenue, non-current - related party	—	576
Total liabilities	29,291	64,420
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 56,187,308 shares issued and outstanding as of June 30, 2025 and 54,593,527 shares issued and outstanding as of December 31, 2024	56	55
Additional paid-in capital	507,976	505,706
Accumulated deficit	(475,204)	(459,638)
Total stockholders' equity	32,828	46,123
Total liabilities and stockholders' equity	$62,119	$110,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Grant revenue	$2,387	$4,180	$3,150	$9,243
Collaboration revenue - related party	11,802	5,903	16,901	9,967
Collaboration revenue	—	114	12	254
Total revenues	14,189	10,197	20,063	19,464

Operating expenses:
Research and development	10,672	23,725	24,278	41,057
General and administrative	5,878	5,533	12,702	11,450
Restructuring	83	—	258	—
Total operating expenses	16,633	29,258	37,238	52,507
Loss from operations	(2,444)	(19,061)	(17,175)	(33,043)
Other income (expense):
Interest income	740	1,198	1,604	2,525
Other income (expense), net	4	1	5	(13)
Total other income, net	744	1,199	1,609	2,512
Net loss and comprehensive loss	$(1,700)	$(17,862)	$(15,566)	$(30,531)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.33)	$(0.28)	$(0.57)

Weighted average shares of common stock outstanding, basic and diluted:	56,026,767	53,957,766	55,703,275	53,740,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,566)	$(30,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2
Non-cash lease cost	551	512
Stock-based compensation	2,270	4,136
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	24,938	21,396
Other receivables	625	(3,189)
Prepaid expenses and other current assets	616	982
Other assets	—	1
Accounts payable	(6,526)	1,318
Accrued expenses and other current liabilities	(10,997)	3,454
Deferred revenue, current and non-current	(12)	(254)
Deferred revenue - related party, current and non-current	(16,901)	(9,966)
Other long-term liabilities	—	(62)
Operating lease liability	(682)	(605)
Income taxes	(11)	—
Net cash used in operating activities	(21,695)	(12,806)
Net decrease in cash and cash equivalents:	(21,695)	(12,806)
Cash, cash equivalents and restricted cash at beginning of period	52,889	76,333
Cash, cash equivalents and restricted cash at end of period	$31,194	$63,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at March 31, 2025	55,900,641	$56	$507,262	$(473,504)	$33,814
Issuance of common stock upon the vesting of restricted stock units	286,667	—	—	—	—
Stock-based compensation expense	—	—	714	—	714
Net loss	—	—	—	(1,700)	(1,700)
Balances at June 30, 2025	56,187,308	$56	$507,976	$(475,204)	$32,828

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2024	54,593,527	$55	$505,706	$(459,638)	$46,123
Issuance of common stock upon the vesting of restricted stock units	1,593,781	1	—	—	1
Stock-based compensation expense	—	—	2,270	—	2,270
Net loss	—	—	—	(15,566)	(15,566)
Balances at June 30, 2025	56,187,308	$56	$507,976	$(475,204)	$32,828

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at March 31, 2024	53,869,139	$54	$499,936	$(403,741)	$96,249
Issuance of common stock upon the vesting of restricted stock units	140,000	—	—	—	—
Stock-based compensation expense	—	—	2,113	—	2,113
Net loss	—	—	—	(17,862)	(17,862)
Balances at June 30, 2024	54,009,139	$54	$502,049	$(421,603)	$80,500

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	52,999,680	$53	$497,913	$(391,072)	$106,894
Issuance of common stock upon the vesting of restricted stock units	1,009,459	1	—	—	1
Stock-based compensation expense	—	—	4,136	—	4,136
Net loss	—	—	—	(30,531)	(30,531)
Balances at June 30, 2024	54,009,139	$54	$502,049	$(421,603)	$80,500

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

The Company’s most advanced clinical-stage product candidate, tebipenem HBr, is in Phase 3 development to treat adult patients with complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms. In May 2025, the Company and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and has stopped early for efficacy. The other program in the Company's pipeline is SPR720, a product candidate for first-line treatment of nontuberculous mycobacterial pulmonary disease. In October 2024, the Company announced that results from a planned interim analysis of its Phase 2a clinical trial for SPR720 demonstrated the oral agent did not meet its primary endpoint, and the Company elected to suspend development of SPR720 in its oral formulation. The Company is currently determining next steps for SPR720. Additionally, in March 2025, following a reprioritization of its programs, the Company announced that it is no longer pursuing a Phase 2 clinical trial for SPR206, which was previously included in its pipeline.

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

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

To date, the Company has funded its operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. The Company has incurred recurring cash outflows from operating activities and losses in most periods since its inception, including net losses of $1.7 million and $17.9 million for the three months ended June 30, 2025 and 2024, respectively, and $15.6 million and $30.5 million for the six months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025, the Company had an accumulated deficit of $475.2 million. The Company expects to continue to generate operating losses for the foreseeable future.

On February 25, 2025, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, LLC informing it that it was not in compliance with the continued listing requirements of the Nasdaq GS because the bid price for its common stock had closed below $1.00 per share for 30 consecutive business days. On June 12, 2025, the Company received a letter from the Listing Qualifications Department informing the Company that it had regained compliance with the bid price requirement and the matter is now closed.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205- 40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, based on its current operating plans, the Company expects the decrease in clinical expense as a result of the PIVOT-PO Phase 3 trial for tebipenem HBr stopping early for efficacy following positive interim analysis results, existing cash and cash equivalents, together with earned and non-contingent development milestone payments from GSK, including the final payment under the GSK License Agreement of $23.8 million received in the third quarter of 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. The Company will require additional funding to fund the development of its product candidates through regulatory approval and to support its continued operations. The Company will seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other sources. If the Company's access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, the Company's operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, or product portfolio expansion efforts, which could materially affect its business prospects or its ability to continue operations.

Interim Financial Information

The consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025, and results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024 have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for clinical trial costs and other research and development expenses and the valuation of stock-based awards. There may be changes to those estimates in future periods. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Segment Information

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s singular focus is on identifying and developing novel treatments for rare diseases and diseases caused by MDR bacterial infections with high unmet need. Substantially all of the Company’s tangible assets are held in the United States.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains most of its cash and cash equivalents in two accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of June 30, 2025 and December 31, 2024, the Company had no off-balance sheet risks, including but not limited, to foreign exchange contracts, option contracts, or other hedging arrangements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market instruments.

Other Assets

Other assets consist of deposits.

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

Revenue Recognition – Collaboration Revenue

The Company has entered into licensing agreements that are evaluated under Accounting Standards Codification (“ASC”), Topic 606 (“Topic 606”), Revenue from Contracts with Customers, through which the Company licenses certain of its product candidates’ rights to a third party. Terms of these arrangements include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. When an arrangement contains payment terms that are extended beyond one year, a significant financing component may exist. The Company assessed its revenue-generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component exists in certain arrangements. The significant financing component is calculated as the difference between the stated value and present value of the milestones payable and is recognized as interest income over the extended payment period. Judgment is used in determining: (i) whether the financing component in a license agreement is significant and, if so, (ii) the discount rate used in calculating the significant financing component.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel salaries, stock-based compensation and benefits, allocated facilities costs, depreciation, manufacturing expenses, costs related to the Company’s government contract and grant arrangements, and external costs of outside vendors engaged to conduct preclinical development activities, clinical trials as well as the cost of licensing technology. Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

Restructuring

The Company made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including one-time termination benefits and other exit costs accounted for upon the announcement of the restructuring in October 2024 (see Note 7).

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company issues stock-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its stock-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC Topic 718, Compensation—Stock Compensation, and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all stock-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. The Company has also granted certain awards subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2025 and 2024, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares assuming the dilutive effect of common stock equivalents.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Under the OBBBA provisions, effective with tax years beginning on or after January 1, 2025, taxpayers can expense qualified domestic research and development expenditures, including all direct, indirect, overhead and software development costs. Taxpayers are still required to capitalize and amortize these costs over fifteen years if conducted outside the United States. The Company is evaluating OBBBA to determine its impact on the Company's consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating ASU 2024-03 to determine its impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU is related to the disclosure of rate reconciliation and income taxes paid. This guidance became effective for annual periods beginning after December 15, 2024. This standard is not expected to have a material impact on the Company's consolidated financial statements, but it requires increased disclosures within the notes to the consolidated financial statements.

3.
Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$30,595	$—	$30,595
Total cash equivalents	—	30,595	—	30,595

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$52,258	$—	$52,258
Total cash equivalents	—	52,258	—	52,258

Excluded from the tables above is cash of $0.6 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, there were no transfers between Level 1, Level 2 and Level 3 categories.

4.
Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and related expenses	$4,184	$5,456
Accrued external research and development expenses	1,447	9,493
Accrued professional fees	924	2,199
Accrued restructuring expenses	83	456
Accrued other	89	120
Total accrued expenses and other current liabilities	$6,727	$17,724

5.
Common Stock

“At-the-Market” Offering

On March 11, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and filed a universal shelf registration statement on Form S-3, which became effective on March 29, 2021 (the “2021 Form S-3”), and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company could determine, including up to $75.0 million of its common stock available for issuance pursuant to the “at-the-market” offering program under the Sales Agreement.

The 2021 Form S-3 expired on March 29, 2024. The Company filed a new universal shelf registration statement on Form S-3 with the SEC on March 15, 2024, which became effective on March 22, 2024 (the “2024 Form S-3”), and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the Sales Agreement.

Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

During the three and six months ended June 30, 2025 and 2024, the Company did not sell any shares of its common stock under the Sales Agreement.

6.
Stock-Based Compensation

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

On June 12, 2025, the stockholders of the Company approved an amendment to the 2017 Plan to increase the number of shares of the Company's common stock authorized for issuance under the 2017 Plan by 3,000,000 shares.

As of June 30, 2025, an aggregate of 21,345,127 shares of common stock have been authorized and reserved for issuance under the Equity Plans and an aggregate of 8,564,039 shares of common stock were available for future issuance under the Equity Plans.

Stock Options

No options were granted for the six-month period ended June 30, 2025. The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $1.12 per option for those options granted during the six months ended June 30, 2024.

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,814,850	$10.71	4.45	$—
Forfeited or cancelled	(230,932)	14.76
Outstanding as of June 30, 2025	2,583,918	$10.35	3.84	$105,966
Outstanding as of June 30, 2025 - vested and expected to vest	2,583,918	$10.35	3.84	$105,966
Exercisable at June 30, 2025	2,533,997	$10.33	3.78	$105,093

As of June 30, 2025, there was approximately $0.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of less than a year.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans during the six months ended June 30, 2025:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,038,732	$1.97
Granted	3,952,047	0.88
Vested and released	(1,593,781)	2.10
Forfeited or cancelled	(2,689,125)	1.46
Outstanding as of June 30, 2025	5,707,873	$1.42

As of June 30, 2025, there was approximately $6.4 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.79 years.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The majority of the Company's RSUs vest in four equal annual installments, subject to the individual’s continued service to the Company through the applicable vesting date, and are subject to the terms and conditions of the Company’s form of RSU agreement under the 2017 Plan and 2019 Inducement Plan, as applicable.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$395	$729	$924	$1,419
General and administrative expenses	319	1,384	1,346	2,717
Total	$714	$2,113	$2,270	$4,136

7.
Restructuring

On October 29, 2024, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce. The Company restructured its operations to reduce costs and reallocate resources in support of the development of tebipenem HBr and other corporate activities. As of June 30, 2025, the Company recognized $1.1 million in expense related to the October 29, 2024 restructuring and does not expect to incur any further charges related to this restructuring.

The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Research and development	General and administrative	Total	Research and development	General and administrative	Total
Severance and other employee costs	$83	$—	$83	$190	$68	$258
Total restructuring charges	$83	$—	$83	$190	$68	$258

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of June 30, 2025. Activity for the period is summarized as follows (in thousands):

As of June 30, 2025
Balance as of December 31, 2024	$456
Charge to expense	258
Payments made	(631)
Balance as of June 30, 2025	$83

Retention Awards

In connection with the 2024 restructuring, on October 29, 2024, the Board of Directors approved retention awards for non-executive employees of the Company. Subject to remaining actively employed and in good standing with the Company, aggregate retention awards of $4.4 million will be paid as a cash bonus with one half payable upon the achievement of each of two clinical execution milestones related to facilitating the clinical progress of the PIVOT-PO trial for tebipenem HBr. In May 2025, aggregate retention awards of $2.2 million were paid due to the achievement of the first clinical milestone.

The awards contain certain clawback provisions in the event an employee voluntarily terminates his or her employment prior to the achievement of the second clinical execution milestone.

Expenses related to these retention awards are being recognized over the employee service period from October 29, 2024 to the fourth quarter of 2025.

Executive Retention Awards

On November 8, 2024, the Compensation Committee of the Board of Directors approved a retention program for the Company’s executive team, which included the then-current Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Human Resources Officer. The purpose of the program is to help to ensure that the Company retains members of its executive team who are considered critical to the development of tebipenem HBr in its ongoing PIVOT-PO, global Phase 3 clinical trial of tebipenem HBr in patients with cUTI. The retention program provides these members of the executive team with the opportunity to earn a cash bonus in an amount equaling 75% of the aggregate of their then-current base salary plus target annual bonus upon achievement of certain performance milestones related to facilitating the progress of PIVOT-PO and certain goals related to the Company’s stock price appreciation or financial stewardship. Specifically, the retention bonus is payable in three equal installments based on each of three milestones, with the first and second installments payable upon the achievement of two separate clinical execution milestones. The remaining installment is payable upon the achievement of the stockholder value added milestone, related to stock price appreciation or financial stewardship milestone by no later than the fourth quarter of 2026. If fully achieved, the total retention payments aggregate to $1.2 million, adjusted for terminations, of which $0.4 million was paid in May 2025 upon achievement of the first milestone and $0.8 million remains to be paid.

The program contains certain clawback provisions in the event an executive voluntarily terminates his or her employment prior to the achievement of the second clinical execution milestone. The program also provides for full payment in the event of certain change in control transactions. (If the Company terminates an executive’s employment, prior to the end of the performance period, other than for cause, then such executive will be entitled to payment of the clinical execution milestone payments). In the event that the Company’s collaboration partner materially alters the PIVOT-PO work plan with the effect of preventing or indefinitely delaying the achievement of the clinical execution milestones, then the clinical execution milestone payments will be accelerated and paid in full.

Expenses related to the achievement of each of the two clinical milestones are being recognized over the employee service period from October 29, 2024 to the fourth quarter of 2025. Expenses related to the achievement of the Company's stock price appreciation or financial stewardship milestone were fully recognized during the quarter ended June 30, 2025 though the milestone remains to be paid.

8.
Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company accrues the estimated loss. Disclosure is provided when a loss is considered probable, but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable. If such a loss is not probable or cannot be reasonably estimated, a liability is not recorded. As of June 30, 2025 and December 31, 2024, no material accruals have been recorded for potential contingencies related to these matters.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The process surrounding the Investigation and the Wells Notice (both as defined below) has resulted in legal expenses and certain liabilities for the Company and the named individuals, and each of the named individuals, as directors and/or officers of the Company at the time of the initiation of the Investigation and Wells Notice, are entitled to indemnification for certain costs associated with the Investigation and the Wells Notice. The Company maintains a general liability insurance policy that covers certain expenses and liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers (the “D&O Insurance”), however, the total expenses and liabilities in connection with the Investigation and the Wells Notice and the amount that will be covered by such D&O Insurance is unknown at this time. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2025 or December 31, 2024.

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

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the staff of the Boston Regional Office (the “Staff”) of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and Chairman of the Board of Directors, Ankit Mahadevia, M.D., and its former Chief Financial Officer, President and Chief Executive Officer, Satyavrat “Sath” Shukla, relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem HBr based on feedback from the FDA, and whether the Company’s disclosures may have violated the federal securities laws (the “Investigation”).

Specifically, the contemplated civil enforcement action, if approved by the SEC Commissioners, could include allegations that the Company violated Section 17(a) of the Securities Act and Sections 10(b) and 13(a) of the Exchange Act and Rules 10b-5, 12b-20, and 13a-1 thereunder; and could allege against Dr. Mahadevia and Mr. Shukla violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b-5 and 13a-14 thereunder. The Company continues to cooperate with the SEC, has engaged in further dialogue with the Staff and maintains that the Company’s disclosures were appropriate.

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

As of June 30, 2025, through a number of contract modifications and the exercise of additional contract options by BARDA, including an additional contract modification of $6.4 million executed in June 2025, the committed funding increased to $65.6 million and the period of performance was extended through October 31, 2026.

The Company recognized $2.4 million and $4.1 million of revenue under the BARDA agreement during the three months ended June 30, 2025 and 2024, respectively, and $3.1 million and $9.0 million of revenue under the BARDA agreement during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, of the $65.6 million of committed funding, the Company has cumulatively recognized $61.1 million of grant revenue under the BARDA agreement.

Biodefense Study Option

As of June 30, 2025, uncommitted funding of $12.7 million is outstanding under the award. This uncommitted funding is exercisable by BARDA, subject to the availability of funding as well as progress and results from biodefense studies, if initiated, as part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding was to be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company was to receive up to $27.0 million over a base period and six option periods, including an additional contract modification of $3.4 million executed in August 2024 for SPR206 Phase 2 start up activities under Option 1 of the NIAID agreement. As of June 30, 2025, $10.5 million of funding had been committed under this award and the Company has cumulatively recognized $5.3 million of grant revenue under the NIAID agreement.

In March 2025, following a reprioritization of its programs, the Company announced that it is no longer pursuing a planned Phase 2 clinical trial for SPR206. On April 4, 2025, NIAID communicated that it had terminated the contract for convenience effective immediately.

The Company did not recognize any revenue under the NIAID agreement during the three months ended June 30, 2025, and recognized $0.1 million of revenue under the NIAID agreement during the three months ended June 30, 2024. The Company recognized under $0.1 million and $0.2 million of revenue under the NIAID agreement during the six months ended June 30, 2025 and 2024, respectively.

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

Under the terms of the GSK License Agreement, in November 2022, the Company received an upfront payment of $66.0 million for GSK to secure rights to tebipenem pivoxil and tebipenem HBr.

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

In December 2023, the Company commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, the Company is entitled to receive a $95.0 million development milestone that is payable in four equal semiannual installments. The Company received the first installment payment of $23.8 million for such development milestone in the first quarter of 2024, the second installment payment of $23.8 million in the third quarter of 2024 and the third installment payment in the first quarter of 2025. The Company received the final payment of $23.8 million in the third quarter of 2025.

In May 2025, the Company announced that the PIVOT-PO Phase 3 trial met its primary endpoint and was stopped early for efficacy after a review of data from a pre-specified interim analysis of data from 1,690 patients enrolled in the trial.

Remaining potential payments under the GSK License Agreement, which include milestones and royalties based on future regulatory events, commercial launch, and achievement of pre-specified sales thresholds, are as follows (in millions):

Contingent Event	Milestone Payment
Tebipenem NDA Submission by GSK	$25.0
Total potential commercial milestones based on first commercial sales	$101.0*
First commercial sale of a product in the United States	-	$51.0
Second anniversary of first commercial sale of a product in the United States	-	$25.0
First commercial sale of a product in two European countries	-	$25.0
Total potential sales milestone payments	$225.0
Net annual sales greater than $200.0	-	$25.0
Net annual sales greater than $300.0	-	$25.0
Net annual sales greater than $400.0	-	$25.0
Net annual sales greater than $500.0	-	$50.0
Net annual sales greater than $750.0	-	$50.0
Net annual sales greater than $1,000.0	-	$50.0

*Under the terms of the GSK License Agreement, the maximum potential milestone amount was revised from $150.0 million after PIVOT-PO was stopped early for efficacy following completion of a pre-specified interim analysis of data from 1,690 patients enrolled in the trial, thereby reducing the overall cost of the trial to the Company; the maximum potential milestone payment of $150.0 million was contingent upon the trial continuing to full enrollment, with 2,637 patients enrolled in the trial.

In addition to the milestones described above, GSK is obligated to pay royalties to the Company on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000 million each year.

Amendments to the GSK License Agreement

In July 2023, the Company entered into Amendment 1 to the GSK License Agreement, which updated the timeframe for technology transfer in the GSK License Agreement.

In December 2023, the Company entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO trial enrollment. Under the terms of Amendment 2, the Company may receive up to an additional $4.3 million in milestone payments based on activities in such country. The Company received the first milestone payment under Amendment 2 of $1.2 million in August 2024 and received the second milestone payment of $1.3 million in October 2024. The third milestone was achieved in December 2024 and the milestone payment of $0.7 million was received in February 2025. Given the PIVOT-PO trial evaluating tebipenem HBr has been stopped early for efficacy, the fourth milestone of $1.1 million will not be achieved.

In March 2024, the Company entered into Amendment 3 to the GSK License Agreement, which assigns its rights to Product Trademarks (as defined in Amendment 3 to the GSK License Agreement) to GSK.

In October 2024, the Company entered into Amendment 4 to the GSK License Agreement, under which the Company is expected to receive an additional $0.8 million upon completion of activities related to an additional Phase 1 clinical study. The Company received $0.4 million of the milestone payment in January 2025 and anticipates receipt of the remaining milestone payment in the second half of 2025.

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

Accounting Analysis and Revenue Recognition

The Company determined that GSK is a customer and that the GSK License Agreement is within the scope of Topic 606 as licensing intellectual property and performing ongoing research and development services are ordinary activities that are ongoing and central to the Company’s operations. Accordingly, in determining the appropriate amount of revenue to be recognized, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the identified performance obligations in proportion to their SSP; and (v) recognized revenue when each performance obligation was deemed to be satisfied.

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

At contract inception, the total transaction price was $64.7 million, which included the initial payment of $66.0 million in the fourth quarter of 2022 and the discount of $1.3 million related to the stock purchase agreement (“GSK SPA”) with Glaxo Group Limited, an affiliate of GSK. At contract inception, $45.7 million of the initial $64.7 million was allocated to the license transfer performance obligation, which was fully satisfied and recognized as revenue upon delivery of the license. The remaining $19.0 million was allocated to the research and development services obligation and is being recognized over time as services are delivered, which was originally estimated to be over a three-year period.

The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to GSK. Control of the license was transferred on September 21, 2022 (the “GSK Effective Date”) and GSK could begin to use and benefit from the license at the GSK Effective Date.

The $30.0 million milestone payment received by the Company under the GSK License Agreement, was accounted for as variable consideration under Topic 606 and was added to the transaction price in the third quarter of 2023. Of this $30.0 million milestone, $21.2 million was recognized upon achievement of the milestone and the remaining $8.8 million was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered, on a cumulative catch-up basis.

The Company is entitled to receive the $95.0 million milestone payment in four equal semiannual installments under the GSK License Agreement. This milestone payment was accounted for as variable consideration under Topic 606 and was added to the transaction price in the fourth quarter of 2023. The Company determined that a significant financing component of $2.5 million exists related to extended payments terms granted to GSK. The Company presents the effects of the financing component separately from collaboration revenue – related party as a component of interest income in its consolidated statement of operations. Of the $95.0 million milestone payment, $64.7 million was recognized upon achievement of the milestone in the fourth quarter of 2023, and the remaining amount after the $2.5 million significant financing component was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered.

The milestone installment payments are classified as collaboration receivable – related party on the Company’s consolidated balance sheet as of June 30, 2025. The Company received the first milestone installment payment of $23.8 million in the first quarter of 2024, the second milestone payment of $23.8 million in the third quarter of 2024, and the third milestone payment of $23.8 million in the first quarter of 2025. The Company received the final payment of $23.8 million in the third quarter of 2025.

The potential future development milestone payments from the GSK License Agreement will be accounted for as variable consideration under Topic 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of June 30, 2025 and not included in the transaction price. The Company can also earn sales-based royalties.

Pursuant to Amendment 2 to the GSK License Agreement, the Company allocated $3.2 million of the total potential additional milestone payments of $4.3 million to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under Topic 606 and were added to the transaction price in the fourth quarter of 2023 and will be recognized over time as services are delivered. Due to the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr meeting its primary endpoint and stopping early for efficacy, the remaining $1.1 million milestone will not be achieved.

Pursuant to Amendment 4 to the GSK License Agreement, the Company allocated $0.8 million of the total potential additional milestone payments to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under Topic 606 and were added to the transaction price in the fourth quarter of 2024 and will be recognized over time as services are delivered.

In relation to the May 2025 announcement that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and has stopped early for efficacy, the Company updated the estimated costs to complete its performance obligations under the GSK License Agreement and updated the timeline for completion of performance obligations resulting in the recognition of additional revenue as a cumulative catch-up in the second quarter of 2025. In total and inclusive of the above, the Company recognized $11.8 million and $5.9 million during the three months ended June 30, 2025 and 2024, respectively, and $16.9 million and $10.0 million during the six months ended June 30, 2025 and 2024, respectively, related to the performance obligations, which were recorded as collaboration revenue – related party on its consolidated statement of operations.

The remaining transaction price balance of approximately $5.4 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue - related party in the condensed consolidated balance sheets. As of June 30, 2025, the research and development services related to the performance obligations are expected to be recognized as costs are incurred over the remaining project development timeframe.

Meiji License Agreement

In June 2017, the Company entered into agreements with Meiji, whereby Meiji granted to the Company a license under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing the carbapenem chemical compound having the generic name, tebipenem pivoxil in the licensed territory. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem HBr. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of December 31, 2024. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem HBr. The Company was obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, which the Company fully paid by the fourth quarter of 2023. The Company recorded these amounts as research and development expenses in the Company’s consolidated statement of operations.

The Company is obligated to make future milestone payments of $1.0 million upon receipt of NDA approval from the FDA for tebipenem HBr, and to pay royalties, on a product-by-product and country-by-country basis, of 1% of net sales of products licensed under the agreement.

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

SPR720 Agreements

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and six months ended June 30, 2025 and 2024, the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not yet probable.

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

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.9 million as of June 30, 2025) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and six months ended June 30, 2025 and 2024, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents. The Company notified the parties of the Cantab agreement of its decision to terminate development of SPR206 in March 2025.

Everest Medicines License Agreement

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited (“NPLH”), entered into a license agreement (the “Original Everest License Agreement”), with Everest Medicines II Limited (“Everest”). Under the terms of the Original Everest License Agreement, the Company granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Everest Licensed Products”), in Greater China (which includes People’s Republic of China, including Hainan Island, the Hong Kong Special Administrative Region of the People’s Republic of China, and the Macau Special Administrative Region of the People’s Republic of China), Taiwan, the Republic of Korea (South Korea), the Republic of Singapore, Malaysian Federation, Kingdom of Thailand, the Republic of Indonesia, Socialist Republic of Vietnam and the Republic of the Philippines (the “Everest Territory”). The Company retained development, manufacturing and commercialization rights with respect to SPR206 and Everest Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Everest Licensed Products in the Everest Territory for use outside the Territory. In addition to the license grant with respect to SPR206, the Company, through its wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, granted Everest a 12-month exclusive option to negotiate with it for an exclusive license to develop, manufacture and commercialize SPR741 in the Everest Territory.

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

As of June 30, 2025, remaining future milestone payments of $34.0 million from Everest are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

The Company did not recognize revenue under this agreement during both the three and six months ended June 30, 2025 and 2024. The Company notified Everest of its decision to terminate development of SPR206 in March 2025.

Pfizer License and Share Purchase Agreements

On June 30, 2021, the Company and Pfizer Inc. (“Pfizer”) entered into the Pfizer License Agreement and the Pfizer Purchase Agreement. Under the terms of the Pfizer License Agreement, the Company granted Pfizer an exclusive royalty-bearing license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Pfizer Licensed Products”) globally with some territorial exceptions (the “Pfizer Territory”). The Pfizer Territory excludes the United States and the Everest Territory.

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

Under the Pfizer Purchase Agreement, the fair market value of the 2,362,348 shares of the Company’s common stock issued to Pfizer was determined to be $27.5 million, which was valued using an option pricing valuation model as the shares are subject to certain holding period restrictions. The Company accounted for the associated premium of $12.5 million as a freestanding equity-linked instrument under ASC Topic 815. The premium was allocated as consideration for the Pfizer License Agreement and evaluated under Topic 606. The premium was determined not to be constrained and was included in the calculation of the total transaction price related to the Pfizer License Agreement as of June 30, 2021.

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

Unless earlier terminated due to certain material breaches of the contract or at Pfizer’s convenience, or otherwise, the Pfizer License Agreement will expire on a jurisdiction-by-jurisdiction and licensed product-by-licensed product basis after ten years from the effective date. The Pfizer License Agreement will automatically renew for an additional ten-year term unless terminated. The Company notified Pfizer of its decision to terminate development of SPR206 in March 2025.

Accounting Analysis and Revenue Recognition

The Company determined that Pfizer is a customer and that the Pfizer License Agreement is within the scope of Topic 606 as licensing intellectual property and performing ongoing research and development services are ordinary activities that are ongoing and central to the Company’s operations. Accordingly, in determining the appropriate amount of revenue to be recognized, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the identified performance obligations in proportion to their SSP; and (v) recognized revenue when each performance obligation was deemed to be satisfied.

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

In the third quarter of 2022, upon the completion of a milestone related to regulatory engagement for SPR206, Pfizer communicated its approval that the milestone was achieved, and the Company received $5.0 million under the Pfizer License Agreement, which the Company accounted for as variable consideration under Topic 606 and was added to the transaction price in the third quarter of 2022. Of this $5.0 million milestone, $0.9 million was recognized during the third quarter of 2022 and the remaining $4.1 million was allocated to the research and development services performance obligation and is recognized over time as the services are delivered.

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under Topic 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of June 30, 2025 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company did not recognize any revenue from the contract during the three months ended June 30, 2025, and recognized $0.1 million of revenue from the contract during the three months ended June 30, 2024. The Company recognized under $0.1 million and $0.3 million of revenue from the contract during the six months ended June 30, 2025 and 2024, respectively.

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

11.
Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, resulting in a single reportable segment. The Company’s singular focus is on identifying and developing novel treatments for rare diseases and diseases caused by MDR bacterial infections with high unmet needs. The Company earns revenue from collaboration agreements with third parties and grant revenue in connection with various government awards. The Company has determined that its Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM reviews the Company’s financial information on a consolidated basis for the purpose of allocating resources and assessing financial performance. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company’s tangible assets are held in the United States.

The accounting policies for the operating segment are consistent with the Company’s policies for the consolidated financial statements. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated profit or loss, as reported on the consolidated statements of operations and comprehensive loss. This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company's reportable segment net revenues, significant segment expenses and consolidated loss for the three and six months ended June 30, 2025 and 2024, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Grant revenue	$2,387	$4,180	$3,150	$9,243
Collaboration revenue - related party	11,802	5,903	16,901	9,967
Collaboration revenue	-	114	12	254
Total revenues	14,189	10,197	20,063	19,464

Less:
Tebipenem HBr	6,694	14,283	15,363	22,016
SPR720	349	4,839	797	9,208
SPR206	-	114	49	346
Research and development personnel related (including stock-based compensation)	2,611	3,383	5,948	6,933
Facility related and other, research and development	1,018	1,106	2,121	2,554
General and administrative personnel related (including stock-based compensation)	3,368	3,179	7,486	6,508
Professional and consultant fees	1,986	1,779	4,249	3,809
Facility related and other, general and administrative	524	575	967	1,133
Other segment items*	79	(1)	253	13
Interest income	(740)	(1,198)	(1,604)	(2,525)
Consolidated loss	$(1,700)	$(17,862)	$(15,566)	$(30,531)

*Other segment items include restructuring charges (see Note 7), and other income, net.

12.
Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(1,700)	$(17,862)	$(15,566)	$(30,531)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	56,026,767	53,957,766	55,703,275	53,740,901

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.33)	$(0.28)	$(0.57)

The Company excluded potentially dilutive securities from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders of the Company is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	2,583,918	2,858,042	2,583,918	2,858,042
Unvested RSUs and PSUs	5,707,873	7,690,743	5,707,873	7,690,743
	8,291,791	10,548,785	8,291,791	10,548,785

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases caused by MDR bacterial infections with high unmet need.

Our most advanced clinical-stage product candidate, tebipenem HBr, is in Phase 3 development, with the potential to be the first broad-spectrum oral carbapenem to treat adult patients with cUTIs, including pyelonephritis, caused by certain microorganisms. In May 2025, we and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and had stopped early for efficacy. The other program in our pipeline is SPR720, a product candidate for first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease (“NTM-PD”). In October 2024, we announced that results from a planned interim analysis of our Phase 2a clinical trial for SPR720 demonstrated the oral agent did not meet its primary endpoint and we elected to suspend development of SPR720 in its oral formulation. We are currently determining next steps for SPR720. Additionally, in March 2025, following a reprioritization of our programs, we announced that we are no longer pursuing a Phase 2 clinical trial for SPR206, which was previously included in our pipeline.

We have experienced mostly net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2025, we had an accumulated deficit of $475.2 million, and cash and cash equivalents of $31.2 million. We expect to continue to incur significant expenses and operating losses for at least the next year. Based on our cash and cash equivalents as of June 30, 2025, together with earned and non-contingent development milestone payments from GSK, including the final payment under the GSK License Agreement of $23.8 million received in the third quarter of 2025, and the decrease in clinical expense as a result of the PIVOT-PO Phase 3 trial for tebipenem HBr stopping early for efficacy following positive interim analysis results, we believe that our cash runway will be sufficient to fund our operating expenses and required capital expenditures into 2028. During this period, we plan to prioritize finalizing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement. Beyond this point, or in the event we change our current operating plan, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

Recent Developments

Nasdaq Deficiency Letter and Regained Compliance

On February 25, 2025, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC informing us that we were not in compliance with the continued listing requirements of the Nasdaq GS because the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days. On June 12, 2025, we received a letter from the Listing Qualifications Department informing us that we had regained compliance with the bid price requirement and the matter is now closed.

Management Transitions and Board Composition

In January 2025, the independent directors of our Board of Directors approved the following actions as a matter of corporate governance best practices and to enable us to maintain focus on pursuing our business objectives pending resolution of a “Wells Notice” received from the Staff of the SEC, as further described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

Effective May 2, 2025, Ms. Rajavelu was appointed as our President and Chief Executive Officer. She continues to serve as our Chief Financial Officer and Treasurer. In connection with the foregoing, Ms. Rajavelu was nominated for election to serve as a member of our Board of Directors at our 2025 annual meeting of stockholders and was elected to the Board of Directors in June 2025. In connection with the foregoing, we and Ms. Rajavelu entered into an Amended and Restated Employment Agreement, dated April 28, 2025.

We and Mr. Shukla mutually decided to separate, effective May 2, 2025. In connection with the foregoing, we and Mr. Shukla entered into a Separation Agreement, dated April 28, 2025. In addition, Mr. Shukla stepped down from the Board of Directors, effective May 2, 2025.

For more information about the foregoing, please see our Current Report on Form 8-K filed with the SEC on April 28, 2025.

Tebipenem HBr

In May 2025, we and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr, an investigational oral treatment for cUTIs, including pyelonephritis, met its primary endpoint and has stopped early for efficacy. The decision followed a recommendation from an Independent Data Monitoring Committee (“IDMC”) that completed a pre-specified interim analysis of data from 1,690 patients enrolled in the trial.

The trial met the primary endpoint of non-inferiority of tebipenem HBr compared to intravenous imipenem-cilastatin in hospitalized adult patients with cUTI, including pyelonephritis, on overall response (composite of clinical cure plus microbiological eradication) at the test-of-cure visit. The IDMC review did not identify any new safety concerns beyond what has been reported in other studies with tebipenem, with diarrhea and headache as the two most reported adverse events. GSK plans to work with U.S. regulatory authorities to include the data as part of a filing in the second half of 2025. Full results will be submitted for presentation at an upcoming scientific meeting and for publication in a peer-reviewed journal.

Remaining potential payments under the GSK License Agreement, which include milestones and royalties based on future regulatory events, commercial launch, and achievement of pre-specified sales thresholds, are as follows (in millions):

Contingent Event	Milestone Payment
Tebipenem NDA Submission by GSK	$25.0
Total potential commercial milestones based on first commercial sales	$101.0*
First commercial sale of a product in the United States	-	$51.0
Second anniversary of first commercial sale of a product in the United States	-	$25.0
First commercial sale of a product in two European countries	-	$25.0
Total potential sales milestone payments	$225.0
Net annual sales greater than $200.0	-	$25.0
Net annual sales greater than $300.0	-	$25.0
Net annual sales greater than $400.0	-	$25.0
Net annual sales greater than $500.0	-	$50.0
Net annual sales greater than $750.0	-	$50.0
Net annual sales greater than $1,000.0	-	$50.0

*Under the terms of the GSK License Agreement, the maximum potential milestone amount was revised from $150.0 million after PIVOT-PO was stopped early for efficacy following completion of a pre-specified interim analysis of data from 1,690 patients enrolled in the trial, thereby reducing the overall cost of the trial to the Company; the maximum potential milestone payment of $150.0 million was contingent upon the trial continuing to full enrollment, with 2,637 patients enrolled in the trial.

In addition to the milestones described above, GSK is obligated to pay royalties to the Company on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000 million each year.

SPR206

In March 2025, following a reprioritization of its programs, we announced that we are no longer pursuing a Phase 2 clinical trial for SPR206. On April 4, 2025, NIAID informed us that it was canceling the five-year contract, awarded in May 2021, under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206, effective immediately, for its convenience.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the development of our product candidates, and are comprised of:

•
employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, infrastructure and director and officer insurance costs, as well as investor and public relations expenses associated with our continued operation as a public company.

Restructuring

In light of our decision to suspend planned development activities for our oral SPR720 program and the strategic restructuring implemented in October 2024, we expect that our future expenses relating to development activities with respect to SPR720 will be substantially reduced as we determine next steps for SPR720. In connection with our restructuring, we estimated that we would incur approximately $1.1 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits of which we incurred $0.9 million during the year ended December 31, 2024, $0.2 million during the quarter ended March 31, 2025, and less than $0.1 million during the quarter ended June 30, 2025. We have incurred all of the costs associated with our workforce reduction as of June 30, 2025.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) during the three and six months ended June 30, 2025 and 2024 consists of interest income related to the significant financing component related to the GSK License Agreement and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

Other Income (Expense), Net

Other income (expense), net, consists of insignificant amounts of miscellaneous income, as well as realized and unrealized gains and losses from foreign currency-denominated cash balances and vendor payables.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements. We have made no changes to our existing critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change
Revenues:
Grant revenue	$2,387	$4,180	$(1,793)
Collaboration revenue - related party	11,802	5,903	5,899
Collaboration revenue	—	114	(114)
Total revenues	14,189	10,197	3,992

Operating expenses:
Research and development	10,672	23,725	(13,053)
General and administrative	5,878	5,533	345
Restructuring	83	—	83
Total operating expenses	16,633	29,258	(12,625)
Loss from operations	(2,444)	(19,061)	16,617
Other income (expense):
Interest income	740	1,198	(458)
Other income (expense), net	4	1	3
Total other income, net	744	1,199	(455)
Net loss	$(1,700)	$(17,862)	$16,162

Grant Revenue

	Three Months Ended June 30,
	2025	2024	$ Change
BARDA Contract (Tebipenem HBr)	$2,387	$4,103	$(1,716)
NIAID Contract (SPR206)	—	77	(77)
Total grant revenue	$2,387	$4,180	$(1,793)

Grant revenue recognized during the three months ended June 30, 2025 and 2024 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in grant revenue during the three months ended June 30, 2025 was primarily due to a decrease of $1.7 million under our BARDA contract for tebipenem HBr, and a decrease of $0.1 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

	Three Months Ended June 30,
	2025	2024	$ Change
GSK (Tebipenem HBr)	$11,802	$5,903	$5,899
Pfizer (SPR206)	—	114	(114)
Total collaboration revenue	$11,802	$6,017	$5,785

During the three months ended June 30, 2025, we recognized $11.8 million in collaboration revenue related to our agreement with GSK and no revenue related to our agreement with Pfizer. During the three months ended June 30, 2024, we recognized $5.9 million in collaboration revenue related to our agreement with GSK and $0.1 million in collaboration revenue related to our agreement with Pfizer. The increase in revenue under the GSK License Agreement was directly related to the adjusted service period due to the pivotal Phase 3 PIVOT-PO trial stopping early for efficacy in the first half of 2025 following the pre-specified interim analysis.

Research and Development Expenses

	Three Months Ended June 30,
	2025	2024	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$6,694	$14,283	$(7,589)
SPR720	349	4,839	(4,490)
SPR206	—	114	(114)
Unallocated expenses:
Personnel related (including stock-based compensation)	2,611	3,383	(772)
Facility related and other	1,018	1,106	(88)
Total research and development expenses	$10,672	$23,725	$(13,053)

Direct costs related to our tebipenem HBr program decreased by $7.6 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to a decrease in clinical activities related to our pivotal Phase 3 PIVOT-PO trial, which met its primary endpoint and was stopped early for efficacy during the first half of 2025.

Direct costs related to our SPR720 program decreased by $4.5 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to decreased clinical activity during the period related to our Phase 2a clinical trial of SPR720, which completed enrollment in the second quarter of 2024. Subsequently, in October 2024, we announced that we would suspend current development activities for SPR720 based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint.

Direct costs related to our SPR206 program decreased by $0.1 million during the three months ended June 30, 2025, primarily due to decreased preclinical activity. In March 2025, following a reprioritization of our programs, we announced that we are no longer pursuing a planned Phase 2 clinical trial for SPR206.

The decrease in personnel-related costs of $0.8 million was primarily a result of increased retention program costs in our research and development functions offset by reduced headcount costs as a result of the previously announced restructuring in the fourth quarter of 2024. Personnel-related costs for the three months ended June 30, 2025 and 2024 included stock-based compensation expense of $0.4 million and $0.7 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	$ Change
Personnel related (including stock-based compensation)	$3,368	$3,179	$189
Professional and consultant fees	1,986	1,779	207
Facility related and other	524	575	(51)
Total general and administrative expenses	$5,878	$5,533	$345

The increase in personnel-related costs of $0.2 million was primarily a result of retention program costs in our general and administrative functions during the period, offsetting reduced headcount costs as a result of the previously announced restructuring in the fourth quarter of 2024. Personnel-related costs for the three months ended June 30, 2025 and 2024 included stock-based compensation expense of $0.3 million and $1.4 million, respectively.

The increase in professional and consultant fees of $0.2 million was primarily due to an increase in legal and consulting expenses incurred in the three months ended June 30, 2025.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $0.7 million for the three months ended June 30, 2025, compared to $1.2 million for the three months ended June 30, 2024. Total other income for the three months ended June 30, 2025, included $0.7 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the three months ended June 30, 2024, included $1.2 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change
Revenues:
Grant revenue	$3,150	$9,243	$(6,093)
Collaboration revenue - related party	16,901	9,967	6,934
Collaboration revenue	12	254	(242)
Total revenues	20,063	19,464	599

Operating expenses:
Research and development	24,278	41,057	(16,779)
General and administrative	12,702	11,450	1,252
Restructuring	258	—	258
Total operating expenses	37,238	52,507	(15,269)
Loss from operations	(17,175)	(33,043)	15,868
Other income (expense):
Interest income	1,604	2,525	(921)
Other income (expense), net	5	(13)	18
Total other income, net	1,609	2,512	(903)
Net loss	$(15,566)	$(30,531)	$14,965

Grant Revenue

	Six Months Ended June 30,
	2025	2024	$ Change
BARDA Contract (Tebipenem HBr)	$3,122	$9,011	$(5,889)
NIAID Contract (SPR206)	28	232	(204)
Total grant revenue	$3,150	$9,243	$(6,093)

Grant revenue recognized during the six months ended June 30, 2025 and 2024 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in grant revenue during the six months ended June 30, 2025 was primarily due to a decrease of $5.9 million under our BARDA contract for tebipenem HBr, and a decrease of $0.2 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

	Six Months Ended June 30,
	2025	2024	$ Change
GSK (Tebipenem HBr)	$16,901	$9,967	$6,934
Pfizer (SPR206)	12	254	(242)
Total collaboration revenue	$16,913	$10,221	$6,692

During the six months ended June 30, 2025, we recognized $16.9 million in collaboration revenue related to our agreement with GSK and under $0.1 million in collaboration revenue related to our agreement with Pfizer. During the six months ended June 30, 2024, we recognized $10.0 million in collaboration revenue related to our agreement with GSK and $0.3 million in collaboration revenue related to our agreement with Pfizer. The increase in revenue under the GSK License Agreement was directly related to the adjusted service period due to the pivotal Phase 3 PIVOT-PO trial stopping early for efficacy in the first half of 2025 following the pre-specified interim analysis.

Research and Development Expenses

	Six Months Ended June 30,
	2025	2024	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$15,363	$22,016	$(6,653)
SPR720	797	9,208	(8,411)
SPR206	49	346	(297)
Unallocated expenses:
Personnel related (including stock-based compensation)	5,948	6,933	(985)
Facility related and other	2,121	2,554	(433)
Total research and development expenses	$24,278	$41,057	$(16,779)

Direct costs related to our tebipenem HBr program decreased by $6.7 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to a decrease in clinical activities related to our pivotal Phase 3 PIVOT-PO trial which met its primary endpoint and was stopped early for efficacy during the first half of 2025.

Direct costs related to our SPR720 program decreased by $8.4 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to decreased clinical activity during the period related to our Phase 2a clinical trial of SPR720, which completed enrollment in the second quarter of 2024. Subsequently, in October 2024, we announced that we would suspend current development activities for SPR720 based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint.

Direct costs related to our SPR206 program decreased by $0.3 million during the six months ended June 30, 2025, primarily due to decreased preclinical activity. In March 2025, following a reprioritization of our programs, we announced that we are no longer pursuing a planned Phase 2 clinical trial for SPR206.

The decrease in personnel-related costs of $1.0 million was primarily a result of increased retention program costs in our research and development functions offset by reduced headcount costs as a result of the previously announced restructuring in the fourth quarter of 2024. Personnel-related costs for the six months ended June 30, 2025 and 2024 included stock-based compensation expense of $0.9 million and $1.4 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	$ Change
Personnel related (including stock-based compensation)	$7,486	$6,508	$978
Professional and consultant fees	4,249	3,809	440
Facility related and other	967	1,133	(166)
Total general and administrative expenses	$12,702	$11,450	$1,252

The increase in personnel-related costs of $1.0 million was primarily a result of retention bonus and executive severance expense in our general and administrative functions during the period offsetting reduced headcount costs as a result of the previously announced restructuring in the fourth quarter of 2024. Personnel-related costs for the six months ended June 30, 2025 and 2024 included stock-based compensation expense of $1.3 million and $2.7 million, respectively.

The increase in professional and consultant fees of $0.4 million was primarily due to an increase in legal and consulting expenses incurred in the six months ended June 30, 2025.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Total other income (expense), net was $1.6 million for the six months ended June 30, 2025, compared to $2.5 million for the six months ended June 30, 2024. Total other income for the six months ended June 30, 2025, included $1.6 million of interest income, of which $0.7 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the six months ended June 30, 2024, included $1.7 million of interest income, of which $0.8 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the U.S. Department of Defense, NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. As of June 30, 2025, we had cash and cash equivalents of $31.2 million. In the third quarter of 2025, we received the final payment under the GSK License Agreement of $23.8 million.

We filed the 2024 Form S-3 on March 15, 2024, which became effective on March 22, 2024, and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the Sales Agreement with Cantor. Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement.

During the three and six months ended June 30, 2025, we did not sell any shares of our common stock under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(21,695)	$(12,806)
Net decrease in cash and cash equivalents	$(21,695)	$(12,806)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was $21.7 million, primarily resulting from our net loss of $15.6 million, adjusted for an increase to non-cash items of $2.8 million (primarily stock-based compensation). Net cash used by changes in our operating assets and liabilities was $9.0 million and consisted primarily of a $24.9 million decrease in the collaboration receivable-related party, due to the receipt of the third installment payment from GSK (see Note 10), a $16.9 million decrease in deferred revenue, a $11.0 million decrease in accrued expenses, a $6.5 million decrease in accounts payable, a $0.6 million increase in prepaid expenses, a $0.6 million net increase in other receivables, and a $0.7 million decrease in operating lease liability.

Net cash used in operating activities for the six months ended June 30, 2024, was $12.8 million, primarily resulting from our net loss of $30.5 million, adjusted for an increase to non-cash items of $4.7 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $13.1 million and consisted primarily of a $21.4 million decrease in our related party collaboration receivable, due to the receipt of the first installment payment from GSK (see Note 10), a $10.2 million decrease in deferred revenue, a $3.2 million net decrease in receivables, a $1.3 million increase in accounts payable, an increase of $3.5 million in accrued expenses, and a $0.6 million decrease in operating lease liability.

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

Investing Activities

We did not undertake any investing activities during the six months ended June 30, 2025 or 2024.

Financing Activities

We did not undertake any financing activities during the six months ended June 30, 2025 or 2024.

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

As of June 30, 2025, we had cash and cash equivalents of $31.2 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on such cash and cash equivalents as of June 30, 2025, together with earned and non-contingent development milestone payments from GSK, including the final payment under the GSK License Agreement of $23.8 million received in the third quarter of 2025, and the decrease in clinical expense as a result of the PIVOT-PO Phase 3 trial for tebipenem HBr stopping early for efficacy following positive interim analysis results, we believe that our cash runway will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report and into 2028.

This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

Contractual Obligations and Commitments

During the three and six months ended June 30, 2025, there have been no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2025, we had cash and cash equivalents of $31.2 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. Treasury interest rates. We did not have any assets classified as marketable securities as of June 30, 2025. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the Staff of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and Chairman of the Board of Directors, Ankit Mahadevia, M.D., and its former Chief Financial Officer and President and Chief Executive Officer, Satyavrat “Sath” Shukla, relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem HBr based on feedback from the FDA, and whether the Company’s disclosures may have violated the federal securities laws. .

Specifically, the contemplated civil enforcement action, if approved by the SEC Commissioners, could include allegations that the Company violated Section 17(a) of the Securities Act and Sections 10(b) and 13(a) of the Exchange Act and Rules 10b-5, 12b-20, and 13a-1 thereunder; and could allege against Dr. Mahadevia and Mr. Shukla violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b-5 and 13a-14 thereunder. The Company continues to cooperate with the SEC, has engaged in further dialogue with the Staff and maintains that the Company’s disclosures were appropriate.

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

On October 29, 2024, we announced that we suspended development activities for our SPR720 oral program based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint. While the data showed antimicrobial activity associated with SPR720, the interim analysis did not show sufficient separation from placebo and highlighted potential dose limiting safety issues in subjects dosed at 1,000 mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. In evaluating the totality of both the efficacy and safety data, we elected to suspend our development program for SPR720 and continue to determine next steps. As a result, we have restructured our operations to focus on supporting the development of tebipenem HBr and other corporate activities while we continue to seek a pathway forward for SPR720. Further, in March 2025, we announced that we discontinued development of SPR206. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of developing and commercializing product candidates to address the unmet need for solutions to antibiotic resistant pathogens. However, there is no assurance that we will successfully execute this strategy. As described below, there are risks inherent in the clinical development process, especially for earlier-stage programs, and the regulatory path for SPR720 remains uncertain at this time. If we are unable to execute successfully on this re-prioritized strategic focus, our business and prospects may be materially adversely affected.

As a result, we are currently substantially dependent on our tebipenem program and our collaboration with GSK. As described under Note 10 to our consolidated financial statements, GSK has the right to terminate the GSK License Agreement (1) at any time upon a specified number of days’ notice, (2) upon a material breach by us or (3) upon a bankruptcy of Spero. Alternatively, in the case of a material breach by Spero, GSK may, in lieu of terminating the GSK License Agreement, elect to reduce any commercial milestone payments to Spero by 50%. In addition, in such circumstance, GSK may assume the responsibility and expense of development of tebipenem HBr in the United States, in which case no development milestone payments would be payable to Spero (including unpaid installments of any earned milestone payments). In the case of a Change of Control (as defined in the GSK License Agreement) of Spero, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem HBr in the United States and no development milestones would be payable to Spero, as described above. Any termination of the GSK License Agreement or any failure to earn, or reduction in, milestone payments may materially adversely affect our business and prospects.

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

Congress also amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan (“DAP”) for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. In the future, we will be required to submit a DAP to the FDA by the time we submit a Phase 3 clinical trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a DAP. It is unknown at this time how the DAP may affect the planning and timing of any future Phase 3 clinical trial for our product candidates. However, initiation of such trials may be delayed if the FDA objects to our proposed DAPs for any future Phase 3 clinical trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved DAP.

In June 2024, as mandated by the FDCA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025 on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of marketing applications.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, on October 29, 2024, we announced that we suspended development activities for our SPR720 oral program based on an interim analysis of the Phase 2a proof-of-concept study of SPR720 for the treatment of NTM-PD not meeting its primary endpoint. While the data showed antimicrobial activity associated with SPR720, the interim analysis did not show sufficient separation from placebo and highlighted potential dose limiting safety issues in subjects dosed at 1,000 mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. In evaluating the totality of both the efficacy and safety data, we elected to suspend our development program for SPR720 and continue to determine next steps. As a result, we have restructured our operations to focus on supporting the development of tebipenem HBr and other corporate activities while we continue to seek a pathway forward for SPR720. Further, in March 2025, we announced that we have discontinued development of SPR206.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including Avycaz (ceftazidime-avibactam) from Allergan plc and Pfizer, Zerbaxa (ceftolozane-tazobactam) from Merck & Co., imipenem/cilastatin and Recarbrio (relebactam) from Merck & Co., Zemdri (plazomicin) from Cipla Therapeutics, Inc., Fetroja (cefiderocol) from Shionogi & Co. Ltd., Xerava (eravacycline) from Innoviva, Inc. and Vabomere (meropenem-vaborbactam) from Melinta Therapeutics, Inc., and Exblifep (cefepime/enmetazobactam) from Allecra Therapeutics.

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

For example, as a carbapenem, tebipenem HBr is not active against organisms expressing a resistance mechanism mediated by enzymes known as carbapenemases. Although occurrence of this resistance mechanism is currently rare, we cannot predict whether carbapenemase-mediated resistance will become widespread in regions where tebipenem HBr may be marketed if it is approved. The growth of drug-resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of any of our product candidates outside of controlled hospital settings, could contribute to the rise of resistance. If resistance to any of our product candidates becomes prevalent, our ability to generate revenue from such product candidates could suffer.

If we are not successful in developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our efforts will focus on our ongoing and planned clinical trials and potential approval of our product candidate, tebipenem HBr, as well as determining next steps for SPR720, a key element of our strategy is to develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act (“CCPA”), which went into effect in January of 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally in 2020, California voters passed the California Privacy Rights Act (“CPRA”), which went into full effect on January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas took effect in 2024. Laws in a number of other U.S. states took effect, or are set to take effect, in 2025, and beyond, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

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

We have not generated any revenue from the sale of our products and have incurred losses in most years since our inception in 2013. Our net loss was $1.7 million and $15.6 million during the three and six months ended June 30, 2025, respectively. All of our product candidates are in development, none have been approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205- 40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our cash and cash equivalents as of June 30, 2025, together with earned and non-contingent development milestone payments from GSK, including the final payment under the GSK License Agreement of $23.8 million received in the third quarter of 2025, and the decrease in clinical expense as a result of the PIVOT-PO Phase 3 trial for tebipenem HBr stopping early for efficacy following positive interim analysis results, we believe that our cash runway will be sufficient to fund our operating expenses and required capital expenditures into 2028. During this period, we plan to prioritize finalizing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement. Beyond this point, or in the event we change our current operating plan, we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. If we are unable to achieve commercialization, revenue from product sales, and, ultimately, profitability, the market value of our common stock will likely decline.

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

We currently have no products approved for sale and have historically invested a significant portion of our efforts and financial resources in the development of our product candidates, including tebipenem HBr, SPR206, and SPR720. Although we decided to discontinue further development of SPR206 and are exploring strategic options, including potential out-licensing, to maximize the value for the program and allow us to leverage the expertise of strategic partners and although we have suspended our development efforts with respect to the SPR720 oral program and are continuing to determine next steps, our business remains heavily dependent on the successful development, regulatory approval, and, if approved, commercialization of tebipenem HBr and other future product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval.

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

Because of the numerous risks and uncertainties associated with developing [biopharmaceutical products], we are unable to predict the extent of any future losses or when, if ever, we will become profitable. Our expenses would increase if we are required by the FDA, or any comparable foreign regulatory authority to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

We expect that we will need substantial additional funding. If we are unable to raise capital when needed, or do not receive payments under our government awards or from our commercial partnership agreements, we could be forced to delay, reduce or eliminate our product development programs.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. Our expenses are likely to increase as we commence and advance our ongoing and planned clinical trials and other studies for our current and future product candidates, as well as determining next steps for SPR720. If we obtain marketing approval for any product candidate, we expect to incur significant expenses related to development, product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Based on our cash and cash equivalents as of June 30, 2025, together with earned and non-contingent development milestone payments from GSK, and the decrease in clinical expense as a result of the PIVOT-PO Phase 3 trial for tebipenem HBr stopping early for efficacy following positive interim analysis results, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditures into 2028. During this period, we plan to prioritize finalizing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement. Beyond this point, or in the event we change our current operating plan, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities, including:

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

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2024, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”) of $165.2 million, $120.6 million and $4.6 million, respectively. $152.0 million of the federal NOLs can be carried forward indefinitely and $13.2 million of the federal NOLs begin to expire in 2034. The state NOLs begin to expire in 2034 and will expire at various dates through 2044. The foreign NOLs do not expire. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Our NOLs, other than the NOLs that can be carried forward indefinitely, could expire unused and be unavailable to offset our future income tax liabilities. Any carryforwards that will expire prior to utilization were removed from deferred tax assets, with a corresponding reduction of the valuation allowance. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We recently completed a Section 382 study and concluded that we underwent several ownership changes as defined by the Code, the last of which occurred during the year ended December 31, 2018. Future ownership changes, some of which may be beyond our control, may limit our ability to utilize our tax attributes.

Under current U.S. federal tax legislation, NOLs arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income (although such NOLs may be carried forward indefinitely).

Risks Related to Our Dependence on Third Parties

We may not achieve the milestones triggering payments to us in our license and collaboration agreements with third parties.

We have and may continue to seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 10 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Our third-party contract manufacturers are based in Asia. In the past, our third-party contract manufacturers have been subject to various supply chain disruptions. These supply chain disruptions have increased the price of certain materials due to the significant increase in costs of raw materials and shipping costs. Our ability to produce and timely deliver our products may be materially impacted in the future if these supply chain disruptions continue or worsen.

Further, a major catastrophe, such as an earthquake or other natural disaster, labor strike, or work stoppage at any of our manufacturing facilities, or a manufacturing facility of our suppliers or customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in shipments of our products and the loss of revenue and customers, which could have a material adverse effect on our financial position, results of operations, and cash flows. Our manufacturer's facilities in Japan are located in seismically-active areas.

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

If we fail to comply with our obligations in the agreements under which we in-license or out-license or acquire development or commercialization rights to products, technology or data from or to third parties, we could lose rights that are important to our business.

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

For example, we have the Meiji License that gives us rights outside of the Meiji Territory to develop, manufacture, and commercialize tebipenem HBr as well as the right to use, cross-reference, file or incorporate by reference any information and relevant Meiji regulatory documentation to support any regulatory filings outside of the Meiji Territory. In addition, we have the right to develop, manufacture and have manufactured tebipenem HBr in the Meiji Territory solely for the purpose of furthering development, manufacturing and commercialization of tebipenem HBr outside of the Meiji Territory. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize tebipenem HBr and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis. The Meiji License requires us to pay future milestone payments of up to $1.0 million upon the achievement of specified regulatory milestones and royalties of 1% of net sales on a product-by-product and country-by-country basis.

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to tebipenem pivoxil and tebipenem HBr, a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023, and are entitled to receive a $95.0 million development milestone payment that is payable in four equal semi-annual installments, of which we received $23.8 million in the first quarter of 2024, the third quarter of 2024, the first quarter of 2025 and the third quarter of 2025. Remaining potential payments under the GSK License Agreement are milestone based and are (i) $25.0 million for GSK’s submission of a NDA with the FDA for tebipenem HBr, (ii) up to $101.0 million in commercial milestone payments, and (iii) up to $225.0 million in sales milestone payments. In addition to the milestones described above, GSK is obligated to pay royalties to us on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000 million each year.

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

U.S. government agencies such as the Department of Health and Human Services (“DHHS”) and the Defense Contract Audit Agency (the “DCAA”) routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

The laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, in the United States, there is an exception for one’s own publication of an invention prior to filing a patent application for the invention. Most other countries have no such exception and any publication prior to filing is an absolute bar to patentability. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of the America Invents Act of 2011, the United States transitioned to a first-inventor-to-file system in March 2013, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, as a result of the lag in the publication of patent applications following filing in the United States, we are still not be able to be certain upon filing that we are the first to file for patent protection for any invention. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of June 30, 2025, we have two registered U.S. trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

We have received fast track designation for tebipenem HBr for the treatment of cUTI, including pyelonephritis, as well as fast track designation for SPR720 for treatment of adult patients with NTM-PD, and we may seek fast track designation for one or more of our other product candidates in the future. If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for fast track designation by the FDA for the particular indication under study. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. If we seek fast track designation for a product candidate, we may not receive it from the FDA. However, even if we receive fast track designation, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures. Additionally, the FDA has designated tebipenem HBr as a Qualified Infectious Disease Product (“QIDP”) for the treatment of cUTI, community-acquired pneumonia (“CABP”) and diabetic foot infections (“DFI”) under the Generating Antibiotic Incentives Now (“GAIN”) Act. Among other benefits of a QIDP designation, the first marketing application for the QIDP-designated indication qualifies for priority review by the FDA. Further, if tebipenem HBr is approved for the treatment of cUTI, CABP or DFI, the FDA’s QIDP designation previously granted to tebipenem HBr for those indications will entitle the drug product to receive a one-time five-year extension to any non-patent exclusivity period awarded to tebipenem HBr in the United States, such as a five-year New Chemical Entity exclusivity granted under the Hatch-Waxman Act, among other possible periods of regulatory exclusivity that would qualify for a GAIN exclusivity extension. The QIDP designation for tebipenem HBr, however, does not guarantee a faster development process or ensure FDA approval.

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

On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher (“CNPV”) Program, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10 to 12 months to one to two months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As with the FDA’s other programs for expediting review and approval of new drug products, even if we were to avail ourselves of this new program, there is no guarantee it would result in approval of our marketing applications or that such approval, if granted, would be on an expedited basis.

While we have negotiated a SPA agreement with the FDA relating to our pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis, this agreement does not guarantee approval of tebipenem HBr or any other particular outcome from regulatory review of the clinical trial or the product candidate.

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

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983 (the “Orphan Drug Act”), the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. There can be no assurance that the FDA will grant orphan designation for any indication for which we apply.

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

Even though we have obtained orphan drug designation for SPR720 and may seek orphan drug designation for other product candidates in the future, there is no assurance that we or any third party partner we may have in the future will be the first to obtain marketing approval for NTM infection or for any particular rare indication. Further, even though we have obtained orphan drug designation for SPR720, or even if we obtain orphan drug designation for other product candidates, such designation may not effectively protect us from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved, the FDA can subsequently approve a competing drug for the same condition for several reasons, including, if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. In Catalyst Pharms, Inc. v. Becerra(“Catalyst”), it was held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

If approved for commercial marketing in the United States, our product candidates may face generic competition sooner than anticipated.

Even if we are successful in achieving regulatory approval to commercialize a product candidate, it may face competition from generic products earlier or more aggressively than anticipated, depending upon how well our future products perform in the U.S. prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (“RLD”) and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD.

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

In order to market and sell our product candidates in the European Union and many other jurisdictions, we or our partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Further, in April 2023, the European Commission issued a proposal to revise and replace the existing general pharmaceutical legislation. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union. The time required to obtain approval from regulatory authorities in other countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our partners may not obtain approvals from regulatory authorities outside the United States on a timely basis or at all.

Further, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the United Kingdom left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level.

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

The pricing and reimbursement environment may become more challenging due to, among other reasons, policies advanced by the presidential administration, federal agencies, new healthcare legislation passed by the U.S. Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the United States and foreign countries, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products for which we obtain marketing approval, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Resulting legislative, administrative, or policy changes from payors may reduce payments for any products for which we obtain marketing approval and could affect future revenues.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. There have been several U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission (“FTC”) in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its finding in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session. During the previous congressional session, numerous bipartisan PBM reforms were considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. In September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. It remains to be seen whether the FTC under the Trump Administration will continue to prioritize the policy issue of “improper” patent listings or whether Congress may take any legislative actions related to this issue. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.

Further, in August 2022, President Biden signed into the law the Inflation Reduction Act (“IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, Centers for Medicare & Medicaid Services (“CMS”) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, DHHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against DHHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, Boehringer Ingelheim, and Teva also filed lawsuits in various courts with constitutional and Administrative Procedure Act claims against the DHHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The DHHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard argument in an additional three cases. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

More recently, on April 15, 2025, President Trump issued an executive order which directs DHHS to take steps to reduce the prices of pharmaceutical products. The order repeats many of the proposals advanced during the first Trump administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the order relate to the 340B program. Specifically, one provision calls on the Secretary of DHHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs DHHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, President Trump issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order directs the Secretary of DHHS to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of DHHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, DHHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organisation for Economic Co-operation and Development (“OECD”) with a gross domestic product (“GDP”), per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the IRA was signed into law in August 2022, and the OBBBA was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes in federal tax legislation.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump’s Executive Order 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of DHHS announced on March 27, 2025, a reorganization and Reduction in Force (“RIF”) across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across DHHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for DHHS and funding of the FDA for the 2026 federal fiscal year.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (“PDUFA”), it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include Executive Order 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; Executive Order 14212, “Establishing the President’s Make America Healthy

Again Commission,” February 13, 2025; and Executive Order 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

If any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs/BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Finally, three decisions from the U.S. Supreme Court issued in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies, including but not limited to the FDA and SEC, and may impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, are unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

We may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (“USMCA”) and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 12, 2025. Several countries including, among others, the European Union, Japan, and the United Kingdom, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. The Trump administration has not definitively indicated the effective date for these deals. As of July 31, 2025, the 10% baseline reciprocal tariff announced in April on all countries remains in effect, in addition to the other tariffs on China (which were a minimum of an additional 20% as of July 15, 2025) and on Canada and Mexico (which were 25% as of July 15, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

In addition, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price, such as the two putative class action lawsuits filed against us and certain of our current and former officers in 2022 and the stockholder derivative action filed against us and certain of our current and former officers in 2023 and 2024. This type of litigation could result, and has in the past resulted, in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

We are cooperating with the SEC and have made a submission in response to the Wells Notice explaining why an enforcement action would not be appropriate. We cannot predict the results of the Investigation and the Wells Notice process and any corresponding enforcement action against us and/or any of the identified individuals, and the costs, timing and other potential consequences of responding and complying therewith with any certainty. The Investigation, and the Wells Notice process continues to be expensive and disruptive, and we are subject to indemnifying each of the individuals for their costs associated with the Wells Notice~~s~~. Our insurance, to the extent maintained, may not cover all claims that may be asserted against us or the specified individuals, and we are unable to predict how long the Investigation will continue. An unfavorable outcome may have an adverse impact on our business, financial condition and results of operations, prospects, or our stock price. Any proceeding could also negatively impact our reputation among our stakeholders.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the Nasdaq GS, there is a risk that an active trading market for our shares may not continue to develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

In the past, we have failed to maintain certain continued listing requirements of the Nasdaq GS and could fail to maintain those requirements again in the future, which could negatively affect the market price of our common stock, our liquidity and our ability to raise capital. Our potential failure to meet the continued listing requirements of Nasdaq GS in the future could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq GS, which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq GS pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. On February 25, 2025, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the preceding 30 consecutive trading days, the closing bid price of our common stock was below the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had until August 25, 2025, to regain compliance with the Bid Price Requirement. On June 12, 2025, we received a letter from Nasdaq notifying us that the closing bid price of our common stock was at least $1.00 per share for a minimum of 10 consecutive trading days and that we had regained compliance with the Bid Price Requirement. Our common stock continues to be eligible for listing on the Nasdaq GS.

There can be no assurance that we will be able to keep the closing bid price above $1.00 per share. If we fail to satisfy the continued listing requirements of Nasdaq GS, including the Bid Price Requirement, Nasdaq will provide us with another deficiency letter regarding the continued listing requirement. If we are unable to regain compliance with the Nasdaq Listing Rules in the future, Nasdaq will take steps to delist our common stock. Such a delisting from the Nasdaq GS could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by the Nasdaq GS, our common stock may be eligible to trade on the Nasdaq Capital Market or an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq GS, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that securities or industry analysts publish about us or our business. If only a few analysts provide coverage of us, the trading price of our stock would likely decline. If one or more of the analysts covering our business downgrade our stock or change their opinion of our stock, our stock price would likely decline. In addition, if one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain a “smaller reporting company” (“SRC”) and non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we do not meet the definition of a SRC and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We could continue to qualify as a SRC and non-accelerated filer if the market value of our common stock held by non-affiliates is below $75.0 million (or $700.0 million if our annual revenue is less than $100.0 million) as of June 30 in any given year.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders.

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

We may become involved in securities litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

Securities litigation often follows certain significant business activities, such as the announcement of a strategic restructuring, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. We have in the past, and may in the future, become subject to securities litigation. For example, two putative class action lawsuits were filed against us and certain of our current and former officers in 2022 and a stockholder derivative action was filed against us and certain of our current and former officers in 2023 and 2024. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to execute on our partnership with GSK to eventually commercialize tebipenem HBr, or the ultimate value our stockholders receive in such partnership or other opportunity.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

3.3	Amended and Restated Bylaws of the Registrant		Form 10-Q (Exhibit 3.1)	11/13/2023	001-38266

10.1#	2017 Stock Incentive Plan, as Amended	X	Form 8-K (Exhibit 10.1)	6/3/2024	001-38266

10.2	Separation Agreement, dated April 28, 2025, by and between the Registrant and Satyavrat Shukla		Form 10-Q (Exhibit 10.5)	5/13/2025	001-38266

10.3	Amended and Restated Employment Agreement, dated April 28, 2025, by and between the Registrant and Esther Rajavelu		Form 10-Q (Exhibit 10.5)	5/13/2025	001-38266

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: August 12, 2025	By:	/s/ Esther Rajavelu
Esther Rajavelu
President, Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)