Form 10-Q
period 2025-09-30
Spero Therapeutics, Inc.
filed 2025-11-13
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 6, 2025, the registrant had 56,339,295 shares of common stock, $0.001 par value per share, outstanding.

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
•
the initiation, timing, design, progress and results, including interim data, of any of our preclinical studies and clinical trials, and our research and development programs;
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
•
our ability to advance future product candidates into, and successfully complete, clinical trials;
•
the timing of regulatory filings and likelihood of approvals for our product candidate;
•
the future development, commercialization, marketing and manufacturing of our product candidates, if approved;
•
the pricing, coverage and reimbursement of our product candidate, if approved;
•
the implementation of our business model and strategic plans for our business and current and future product candidates;
•
the scope of protection we are able to obtain and maintain for intellectual property rights covering our current and future product candidates;
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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and

i

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
As of November 2025, we have ceased development of our SPR720 oral program and have shifted our focus and resources to advancing the clinical development of our tebipenem HBr program, as well as other corporate activities. Consequently, our business and prospects are substantially dependent on our tebipenem program and our collaboration with GSK. If we fail to execute successfully on this re-prioritized strategic focus, or our collaboration with GSK fails to advance the clinical development of the tebipenem HBr program, our business and prospects may be materially adversely affected.
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
•
If we are unable to raise capital when needed, or do not receive payments under our government awards or from our commercial partnership agreements, it could limit our ability to support our operations and explore our growth strategy.
•
We may not achieve the milestones triggering payments to us in our existing, or any future, license and collaboration agreements with third parties.
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
•
In the past, we have failed to maintain certain continued listing requirements of the Nasdaq Global Select Market (“Nasdaq GS”) and could fail to maintain those requirements again in the future, which could negatively affect the market price of our common stock, our liquidity and our ability to raise capital. Our potential failure to meet the continued listing requirements of Nasdaq GS in the future could result in the delisting of our common stock.

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$48,616	$52,889
Collaboration receivable, current - related party	868	49,391
Other receivables	1,591	3,085
Prepaid expenses and other current assets	1,248	1,911
Total current assets	52,323	107,276
Operating lease right of use assets	1,694	3,114
Other assets	153	153
Total assets	$54,170	$110,543

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,395	7,306
Accrued expenses and other current liabilities	7,809	17,724
Operating lease liabilities	1,899	1,746
Income taxes payable	163	174
Deferred revenue, current	—	368
Deferred revenue, current - related party	2,383	21,756
Total current liabilities	13,649	49,074
Non-current operating lease liabilities	1,452	2,551
Deferred revenue, non-current	12,575	12,219
Deferred revenue, non-current - related party	—	576
Total liabilities	27,676	64,420
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 56,311,795 shares issued and outstanding as of September 30, 2025 and 54,593,527 shares issued and outstanding as of December 31, 2024	56	55
Additional paid-in capital	509,024	505,706
Accumulated deficit	(482,586)	(459,638)
Total stockholders' equity	26,494	46,123
Total liabilities and stockholders' equity	$54,170	$110,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Grant revenue	$2,394	$5,650	$5,544	$14,893
Collaboration revenue - related party	3,048	7,754	19,949	17,721
Collaboration revenue	—	65	12	319
Total revenues	5,442	13,469	25,505	32,933

Operating expenses:
Research and development	8,597	26,864	32,875	67,921
General and administrative	4,174	5,198	16,876	16,648
Impairment charges	587	—	587	—
Restructuring	—	—	258	—
Total operating expenses	13,358	32,062	50,596	84,569
Loss from operations	(7,916)	(18,593)	(25,091)	(51,636)
Other income (expense):
Interest income	532	1,182	2,136	3,707
Other income (expense), net	2	(26)	7	(39)
Total other income, net	534	1,156	2,143	3,668
Net loss before income taxes	(7,382)	(17,437)	(22,948)	(47,968)
Income tax benefit	—	290	—	290
Net loss and comprehensive loss	$(7,382)	$(17,147)	$(22,948)	$(47,678)

Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.32)	$(0.41)	$(0.89)

Weighted average shares of common stock outstanding, basic and diluted:	56,280,844	54,124,862	55,866,392	53,869,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,948)	$(47,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2
Non-cash lease cost	834	775
Impairment charges	587	—
Stock-based compensation	3,318	6,290
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	48,523	45,156
Other receivables	1,494	(1,151)
Prepaid expenses and other current assets	663	2,123
Other assets	—	282
Accounts payable	(5,911)	4,712
Accrued expenses and other current liabilities	(9,915)	8,771
Deferred revenue, current and non-current	(12)	(319)
Deferred revenue - related party, current and non-current	(19,949)	(17,721)
Other long-term liabilities	—	(74)
Operating lease liability	(946)	(921)
Income taxes	(11)	(290)
Net cash used in operating activities	(4,273)	(43)
Net decrease in cash and cash equivalents:	(4,273)	(43)
Cash, cash equivalents and restricted cash at beginning of period	52,889	76,333
Cash, cash equivalents and restricted cash at end of period	$48,616	$76,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at June 30, 2025	56,187,308	$56	$507,976	$(475,204)	$32,828
Issuance of common stock upon the vesting of restricted stock units	124,487	—	—	—	—
Stock-based compensation expense	—	—	1,048	—	1,048
Net loss	—	—	—	(7,382)	(7,382)
Balances at September 30, 2025	56,311,795	$56	$509,024	$(482,586)	$26,494

			Additional		Spero Therapeutics, Inc.
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2024	54,593,527	$55	$505,706	$(459,638)	$46,123
Issuance of common stock upon the vesting of restricted stock units	1,718,268	1	—	—	1
Stock-based compensation expense	—	—	3,318	—	3,318
Net loss	—	—	—	(22,948)	(22,948)
Balances at September 30, 2025	56,311,795	$56	$509,024	$(482,586)	$26,494

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at June 30, 2024	54,009,139	$54	$502,049	$(421,603)	$80,500
Issuance of common stock upon the vesting of restricted stock units	305,276	—	—	—	—
Stock-based compensation expense	—	—	2,154	—	2,154
Net loss	—	—	—	(17,147)	(17,147)
Balances at September 30, 2024	54,314,415	$54	$504,203	$(438,750)	$65,507

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	52,999,680	$53	$497,913	$(391,072)	$106,894
Issuance of common stock upon the vesting of restricted stock units	1,314,735	1	—	—	1
Stock-based compensation expense	—	—	6,290	—	6,290
Net loss	—	—	—	(47,678)	(47,678)
Balances at September 30, 2024	54,314,415	$54	$504,203	$(438,750)	$65,507

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

The Company’s clinical-stage product candidate, tebipenem HBr, has completed a Phase 3 trial to treat adult patients with complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms. In May 2025, the Company and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and was stopped early for efficacy. Results from the Phase 3 PIVOT-PO trial were featured in a late breaking oral presentation on October 20, 2025, at IDWeek in Atlanta, GA. GSK plans to submit the data from the trial as part of an FDA filing during the fourth quarter of 2025.

In March 2025, following a reprioritization of its programs, the Company announced that it was no longer pursuing a Phase 2 clinical trial for SPR206, and the Company has ceased further development of the program. Additionally, in November 2025, the Company announced that it ceased development of SPR720, a product candidate for first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease (“NTM-PD”). Following the termination of its earlier stage programs, the Company remains focused on completing its obligations under the GSK License Agreement and other corporate activities.

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, compliance with government regulations, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, the ability to in-license or acquire other products or new technologies and the ability to secure additional capital to fund operations. The Company’s product candidates will require additional preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

To date, the Company has funded its operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. The Company has incurred recurring cash outflows from operating activities and losses in most periods since its inception, including net losses of $7.4 million and $17.1 million for the three months ended September 30, 2025 and 2024, respectively, and $22.9 million and $47.7 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025, the Company had an accumulated deficit of $482.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, based on its current operating plans, the Company expects the decrease in clinical expense as a result of the completion of the PIVOT-PO Phase 3 trial for tebipenem HBr and the decision to cease development of SPR720, and existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. The Company currently expects that it will require additional funding to fund the development of its product candidate(s) through regulatory approval and to support its continued operations. The Company may seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other sources. If the Company's access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, the Company's operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, or product portfolio expansion efforts, which could materially affect its business prospects or its ability to continue operations.

Interim Financial Information

The consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025, and results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs. As of September 30, 2025 and December 31, 2024, the Company had no off-balance sheet risks, including but not limited, to foreign exchange contracts, option contracts, or other hedging arrangements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market instruments.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on its consolidated balance sheets as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize leases on its consolidated balance sheets with terms of one year or less. As of September 30, 2025, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

During the third quarter of 2025, the Company identified indicators resulting in the need for an impairment analysis. The analysis resulted in the identification of multiple lease components, while historically the Company had elected to account for the lease and non-lease components together as a single lease component (see Note 4).

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

Restructuring

The Company made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including one-time termination benefits and other exit costs accounted for upon the announcement of the restructuring in October 2024 (see Note 8).

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2025 and 2024, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The new guidance will reduce the number of contracts (or embedded features within instruments) that are accounted for as derivatives under ASC 815, Derivatives and Hedging. The ASU adds a new scope exception to the derivatives guidance for underlying based on the operations or activities specific to one of the parties to the contract. The ASU also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is “unconditional,” as defined in the ASU. The Company is evaluating ASU 2025-07 to determine its impact on the Company's consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The ASU does not apply to other types of accounts receivable and loans. For all entities, the ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. In addition, entities other than public business entities can also make an accounting policy election to consider subsequent collections of balances received after the balance sheet date through a date selected by the entity. This policy election is available only if the entity elects the practical expedient. The date selected must be when or before financial statements are available to be issued. Under this accounting policy election, no credit loss would be recorded on balances that have been collected through subsequent receipts. Remaining uncollected amounts would be evaluated for credit losses using the practical expedient. The Company is evaluating ASU 2025-05 to determine its impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating ASU 2024-03 to determine its impact on the Company's consolidated financial statements.

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

3.
Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$48,101	$—	$48,101
Total cash equivalents	—	48,101	—	48,101

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$52,258	$—	$52,258
Total cash equivalents	—	52,258	—	52,258

Excluded from the tables above is cash of $0.5 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, there were no transfers between Level 1, Level 2 and Level 3 categories.

4.
Long-lived Assets and Right-of-use Asset Impairment

During the third quarter of 2025, the Company evaluated its real estate lease in light of the sublease agreements entered into in September 2025. This change in the use of the Cambridge, Massachusetts office space led management to test the recoverability of the carrying amount of the asset group related to the sublease. Accordingly, the Company reviewed certain of its right-of-use assets and other lease related assets under the sublease asset group for impairment in accordance with ASC 360 “Property, Plant, and Equipment”.

As of September 30, 2025, the carrying amount of the asset group exceeded the Company’s anticipated undiscounted value of the sublease income over the sublease term. As a result of the evaluation, the Company recorded an impairment charge of $0.6 million associated with the right-of-use asset in the third quarter of 2025. The asset group was written down to its fair value calculated using a discounted cash flow method (income approach). The fair value of the asset group was determined by utilizing projected cash flows from the sublease, discounted by a risk-adjusted discount rates of 11.4% that reflects the level of risk associated with receiving future cash flows. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement”. Refer to Note 9, Commitments and Contingencies, for further information about the sublease. The remaining carrying value of the operating lease right-of-use asset of $1.7 million will be amortized on a straight-line basis over the remaining lease term.

5.
Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and related expenses	$5,643	$5,456
Accrued external research and development expenses	1,483	9,493
Accrued professional fees	601	2,199
Accrued restructuring expenses	—	456
Accrued other	82	120
Total accrued expenses and other current liabilities	$7,809	$17,724

6.
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

During the three and nine months ended September 30, 2025 and 2024, the Company did not sell any shares of its common stock under the Sales Agreement.

7.
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

As of September 30, 2025, an aggregate of 21,345,127 shares of common stock have been authorized and reserved for issuance under the Equity Plans and an aggregate of 8,881,274 shares of common stock were available for future issuance under the Equity Plans.

Stock Options

No options were granted for the nine-month period ended September 30, 2025. The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $1.12 per option for those options granted during the nine months ended September 30, 2024.

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,814,850	$10.71	4.45	$—
Forfeited or cancelled	(414,417)	14.96
Outstanding as of September 30, 2025	2,400,433	$9.98	3.87	$20,880
Outstanding as of September 30, 2025 - vested and expected to vest	2,400,433	$9.98	3.87	$20,880
Exercisable at September 30, 2025	2,370,248	$9.96	3.84	$20,522

As of September 30, 2025, there was approximately $0.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of less than a year.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans during the nine months ended September 30, 2025:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,038,732	$1.97
Granted	3,952,047	0.88
Vested and released	(1,718,268)	2.36
Forfeited or cancelled	(2,822,875)	1.48
Outstanding as of September 30, 2025	5,449,636	$1.31

As of September 30, 2025, there was approximately $5.2 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.57 years.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to incentive stock options, nonqualified stock options, stock grants, and stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$397	$703	$1,321	$2,123
General and administrative expenses	651	1,451	1,997	4,167
Total	$1,048	$2,154	$3,318	$6,290

8.
Restructuring

On October 29, 2024, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce. The Company restructured its operations to reduce costs and reallocate resources in support of the development of tebipenem HBr and other corporate activities. As of September 30, 2025, the Company recognized $1.1 million in expense related to the October 29, 2024 restructuring and does not expect to incur any further charges related to this restructuring.

The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Research and Development	General and Administrative	Total	Research and Development	General and Administrative	Total
Restructuring and other employee costs	$—	$—	$—	$190	$68	$258
Total restructuring charges	$—	$—	$—	$190	$68	$258

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of September 30, 2025. Activity for the period is summarized as follows (in thousands):

As of September 30, 2025
Balance as of December 31, 2024	$456
Charge to expense	258
Payments made	(714)
Balance as of September 30, 2025	$—

Retention Awards

Non-Executive Retention Awards

In connection with the 2024 restructuring, on October 29, 2024, the Board of Directors approved retention awards for non-executive employees of the Company. Subject to remaining actively employed and in good standing with the Company, aggregate retention awards of $4.4 million were approved to be paid as a cash bonus, with one half payable upon the achievement of each of two clinical execution milestones related to facilitating the clinical progress of the PIVOT-PO trial for tebipenem HBr.

The awards contained certain clawback provisions in the event an employee voluntarily terminates his or her employment prior to the achievement of the second clinical execution milestone.

Expenses related to these retention awards were recognized over the employee service period from October 29, 2024 through the third quarter of 2025.

In May 2025, retention awards of $2.2 million were paid to non-executive employees due to the achievement of the first clinical execution milestone. In October 2025, retention awards of $2.2 million were paid to non-executive employees due to the achievement of the second clinical execution milestone.

Executive Retention Awards

On November 8, 2024, the Compensation Committee of the Board of Directors approved a retention program for the Company’s executive team, which included the then-current Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Human Resources Officer. The purpose of the program was to help ensure that the Company retained members of its executive team who were considered critical to the development of tebipenem HBr in its PIVOT-PO, global Phase 3 clinical trial of tebipenem HBr in patients with cUTI. The retention program provided these members of the executive team with the opportunity to earn a cash bonus in an amount equaling 75% of the aggregate of their then-current base salary plus target annual bonus upon achievement of certain performance milestones related to facilitating the progress of PIVOT-PO and certain goals related to the Company’s stock price appreciation or financial stewardship. Specifically, the retention bonus was payable in three equal installments based on each of three milestones, with the first and second installments payable upon the achievement of two separate clinical execution milestones. The remaining installment was payable upon the achievement of the stockholder value added milestone, related to stock price appreciation or financial stewardship milestone by no later than the fourth quarter of 2026.

The program contains certain clawback provisions in the event an executive voluntarily terminates his or her employment prior to the achievement of the second clinical execution milestone. The program also provides for full payment in the event of certain change in control transactions.

Expenses related to the achievement of each of the two clinical milestones were recognized over the employee service period from October 29, 2024 through the third quarter of 2025. Expenses related to the achievement of the Company's stock price appreciation or financial stewardship milestone were fully recognized during the quarter ended June 30, 2025.

The total retention payments aggregate to $1.2 million, adjusted for terminations, of which (i) $0.4 million was paid to executives in May 2025 upon achievement of the first clinical milestone, (ii) $0.4 million was paid to executives in October 2025 upon achievement of the second clinical milestone, and (iii) $0.4 million was paid to executives in November 2025 upon achievement of the stockholder value added milestone.

9.
Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company accrues the estimated loss. Disclosure is provided when a loss is considered probable, but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable. If such a loss is not probable or cannot be reasonably estimated, a liability is not recorded. As of September 30, 2025 and December 31, 2024, no material accruals have been recorded for potential contingencies related to these matters.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts. In September 2025, the Company entered into sublease agreements for a portion of its lease through the remainder of its lease term. The Company recorded sublease income as a reduction of lease expense, in an amount of less than $0.1 million for the three and nine months ended September 30, 2025.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The process surrounding the Investigation and the Wells Notice (both as defined below) has resulted in legal expenses and certain liabilities for the Company and the named individuals, and each of the named individuals, as directors and/or officers of the Company at the time of the initiation of the Investigation and Wells Notice, are entitled to indemnification for certain costs associated with the Investigation and the Wells Notice. The Company maintains a general liability insurance policy that covers certain expenses and liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers (the “D&O Insurance”), however, the total expenses and liabilities in connection with the Investigation and the Wells Notice and the amount that will be covered by such D&O Insurance is unknown at this time. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2025 or December 31, 2024.

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

Through a number of contract modifications and the exercise of additional contract options by BARDA, the committed funding was $65.6 million as of September 30, 2025, and the period of performance is through October 31, 2026.

The Company recognized $2.4 million and $5.6 million of revenue under the BARDA agreement during the three months ended September 30, 2025 and 2024, respectively, and $5.5 million and $14.6 million of revenue under the BARDA agreement during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, of the $65.6 million of committed funding, the Company has cumulatively recognized $63.5 million of grant revenue under the BARDA agreement.

Biodefense Study Option

As of September 30, 2025, uncommitted funding of $12.7 million is outstanding under the award. This uncommitted funding is exercisable by BARDA, subject to the availability of funding as well as progress and results from biodefense studies, if initiated, as part of an inter-agency collaboration between BARDA and the Defense Threat Reduction Agency.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding was to be used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company was to receive up to $27.0 million over a base period and six option periods, including an additional contract modification of $3.4 million executed in August 2024 for SPR206 Phase 2 start up activities under Option 1 of the NIAID agreement. As of September 30, 2025, $10.5 million of funding had been committed under this award and the Company has cumulatively recognized $5.3 million of grant revenue under the NIAID agreement.

In March 2025, following a reprioritization of its programs, the Company announced that it ceased development of SPR206. On April 4, 2025, NIAID communicated that it had terminated the contract for convenience effective immediately.

The Company did not recognize any revenue under the NIAID agreement during the three months ended September 30, 2025, and recognized $0.1 million of revenue under the NIAID agreement during the three months ended September 30, 2024. The Company recognized less than $0.1 million and $0.3 million of revenue under the NIAID agreement during the nine months ended September 30, 2025 and 2024, respectively.

11.
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

In December 2023, the Company commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, the Company is entitled to receive a $95.0 million development milestone that is payable in four equal semiannual installments. The Company received the first installment payment of $23.8 million for such development milestone in the first quarter of 2024, the second installment payment of $23.8 million in the third quarter of 2024, the third installment payment in the first quarter of 2025 and the Company received the final development milestone payment of $23.8 million in the third quarter of 2025.

In May 2025, the Company announced that the PIVOT-PO Phase 3 trial met its primary endpoint and was stopped early for efficacy after a review of data from a pre-specified interim analysis of data from 1,690 patients enrolled in the trial. GSK plans to submit the data from the trial as part of an FDA filing during the fourth quarter of 2025.

Remaining potential payments under the GSK License Agreement, which include milestones and royalties based on future regulatory events, commercial launch, and achievement of pre-specified sales thresholds, are as follows (in millions):

Contingent Event	Milestone Payment
Tebipenem NDA Submission by GSK	$25.0
Total potential commercial milestones based on first commercial sales	$101.0	*
First commercial sale of a product in the United States	—		$51.0
Second anniversary of first commercial sale of a product in the United States	—		$25.0
First commercial sale of a product in two European countries	—		$25.0
Total potential sales milestone payments	$225.0
Net annual sales greater than $200.0	—		$25.0
Net annual sales greater than $300.0	—		$25.0
Net annual sales greater than $400.0	—		$25.0
Net annual sales greater than $500.0	—		$50.0
Net annual sales greater than $750.0	—		$50.0
Net annual sales greater than $1,000.0	—		$50.0

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

In addition to the milestones described above, GSK is obligated to pay royalties to the Company on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000.0 million each year.

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

In October 2024, the Company entered into Amendment 4 to the GSK License Agreement, under which the Company is expected to receive an additional $0.8 million upon completion of activities related to an additional Phase 1 clinical study. The Company received $0.4 million of the milestone payment in January 2025 and anticipates receipt of the remaining milestone payment in the fourth quarter of 2025.

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

The milestone installment payments are classified as collaboration receivable – related party on the Company’s consolidated balance sheet as of September 30, 2025. The Company received the first milestone installment payment of $23.8 million in the first quarter of 2024, the second milestone payment of $23.8 million in the third quarter of 2024, and the third milestone payment of $23.8 million in the first quarter of 2025. The Company received the final development milestone payment of $23.8 million in the third quarter of 2025.

The potential future development milestone payments from the GSK License Agreement will be accounted for as variable consideration under Topic 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2025 and not included in the transaction price. The Company can also earn sales-based royalties.

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

In relation to the May 2025 announcement that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and has stopped early for efficacy, the Company updated the estimated costs to complete its performance obligations under the GSK License Agreement and updated the timeline for completion of performance obligations resulting in the recognition of additional revenue as a cumulative catch-up in the second quarter of 2025. In total and inclusive of the above, the Company recognized $3.0 million and $7.8 million during the three months ended September 30, 2025 and 2024, respectively, and $19.9 million and $17.7 million during the nine months ended September 30, 2025 and 2024, respectively, related to the performance obligations, which were recorded as collaboration revenue – related party on its consolidated statement of operations.

The remaining transaction price balance of approximately $2.4 million from the GSK License Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue - related party in the condensed consolidated balance sheets. As of September 30, 2025, the research and development services related to the performance obligations are expected to be recognized as costs are incurred over the remaining project development timeframe.

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

SPR720 Agreements

Vertex Assignment and License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and nine months ended September 30, 2025 and 2024, the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not probable.

The agreement continues in effect until the expiration of all payment obligations thereunder, with royalty payment obligations continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the date of expiration in such country of the last to expire applicable patent. Further, Vertex has the right to terminate the agreement if provided with notification from the Company of intent to cease all development or if no material development or commercialization efforts occur for one year. In November 2025, the Company announced that it ceased development of SPR720, a product candidate for first-line treatment of NTM-PD.

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.7 million as of September 30, 2025) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. During both the three and nine months ended September 30, 2025 and 2024, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or are probable of being met as of the balance sheet date.

The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents. In March 2025, the Company notified the parties of the Cantab agreement of its decision to cease development of SPR206.

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

On January 15, 2021, the Company entered into an amended and restated license agreement (“the Amended Everest License Agreement”) with Everest and Spero Potentiator, Inc., which amended and restated in its entirety the Original Everest License Agreement. The Amended Everest License Agreement modified the dates and values of certain milestone events related to development and commercialization of SPR206 to allow Everest to make more significant investments in the development of SPR206 beyond what was contemplated at the time of the Original Everest License Agreement. The Original Everest License Agreement provided that the Company could receive up to $59.5 million upon achievement of certain milestones. The Amended Everest License Agreement provides that the Company may receive up to $38.0 million upon achievement of certain milestones, of which $2.0 million has been received to date. In addition, under the Amended Everest License Agreement, the Company assigned patents in the Everest Territory to Everest, rather than licensing such patents to Everest, and the option related to SPR741 and the related provisions have been removed. Under the terms of the Amended Everest License Agreement, the Company is also entitled to receive high single-digit to low double-digit royalties on net sales, if any, of Everest Licensed Products in the Everest Territory following regulatory approval of SPR206. Everest has the right to sublicense to affiliates and third parties in the Everest Territory.

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

As of September 30, 2025, remaining future milestone payments of $34.0 million from Everest are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

The Company did not recognize revenue under this agreement during both the three and nine months ended September 30, 2025 and 2024. The Company notified Everest of its decision to cease development of SPR206 in March 2025.

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

Unless earlier terminated due to certain material breaches of the contract or at Pfizer’s convenience, or otherwise, the Pfizer License Agreement will expire on a jurisdiction-by-jurisdiction and licensed product-by-licensed product basis after ten years from the effective date. The Pfizer License Agreement will automatically renew for an additional ten-year term unless terminated. The Company notified Pfizer of its decision to cease development of SPR206 in March 2025.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement will be accounted for as variable consideration under Topic 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2025 and not included in the transaction price. The Company can also earn sales-based royalties.

The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

In total, and inclusive of the above, the Company did not recognize any revenue from the contract during the three months ended September 30, 2025, and recognized $0.1 million of revenue from the contract during the three months ended September 30, 2024. The Company recognized less than $0.1 million and $0.3 million of revenue from the contract during the nine months ended September 30, 2025 and 2024, respectively.

The remaining transaction price balance of approximately $12.6 million from the Pfizer Purchase Agreement allocated to the research and development services performance obligation has been recorded as deferred revenue in the condensed consolidated balance sheets. In March 2025, following a reprioritization of its programs, the Company announced that it ceased development of SPR206.

12.
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

The accounting policies for the operating segment are consistent with the Company’s policies for the consolidated financial statements. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated profit or loss, as reported on the consolidated statements of operations and comprehensive loss. This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company's reportable segment net revenues, significant segment expenses and consolidated loss for the three and nine months ended September 30, 2025 and 2024, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Grant revenue	$2,394	$5,650	$5,544	$14,893
Collaboration revenue - related party	3,048	7,754	19,949	17,721
Collaboration revenue	—	65	12	319
Total revenues	5,442	13,469	25,505	32,933

Less:
Tebipenem HBr	4,959	18,020	20,321	39,937
SPR720	178	3,879	975	13,087
SPR206	—	157	49	503
Research and development personnel related (including stock-based compensation)	2,244	3,836	8,192	10,768
Facility related and other, research and development	1,216	972	3,338	3,626
General and administrative personnel related (including stock-based compensation)	2,352	3,273	9,838	9,781
Professional and consultant fees	1,185	1,374	5,433	5,183
Facility related and other, general and administrative	637	551	1,605	1,684
Other segment items*	585	26	838	39
Interest income	(532)	(1,182)	(2,136)	(3,707)
Income tax benefit	—	(290)	—	(290)
Consolidated loss	$(7,382)	$(17,147)	$(22,948)	$(47,678)

*Other segment items include impairment charges (see Note 4), restructuring charges (see Note 8), and other income, net.

13.
Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(7,382)	$(17,147)	$(22,948)	$(47,678)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	56,280,844	54,124,862	55,866,392	53,869,824

Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.32)	$(0.41)	$(0.89)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	2,400,433	2,856,663	2,400,433	2,856,663
Unvested RSUs and PSUs	5,449,636	7,490,341	5,449,636	7,490,341
	7,850,069	10,347,004	7,850,069	10,347,004

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

Our clinical-stage product candidate, tebipenem HBr, has completed a Phase 3 trial with the potential to be the first broad-spectrum oral carbapenem to treat adult patients with cUTIs, including pyelonephritis, caused by certain microorganisms. In May 2025, we and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and was stopped early for efficacy. Results from the Phase 3 PIVOT-PO trial were featured in a late breaking oral presentation on October 20, 2025, at IDWeek in Atlanta, GA. GSK plans to submit the data from the trial as part of an FDA filing during the fourth quarter of 2025.

In March 2025, following a reprioritization of our programs, we announced that we were no longer pursuing a Phase 2 clinical trial for SPR206 and we have now ceased further development of the program. Additionally, in November 2025, we announced that we ceased development of SPR720, a product candidate for first-line treatment of NTM-PD. Following the termination of our earlier stage programs, we remain focused on completing our obligations under the GSK License Agreement and other corporate activities.

We have experienced mostly net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of tebipenem HBr, or any product candidate we may develop in the future. As of September 30, 2025, we had an accumulated deficit of $482.6 million, and cash and cash equivalents of $48.6 million. We expect to continue to incur significant expenses and operating losses for at least the next year. Based on our cash and cash equivalents as of September 30, 2025 and the decrease in clinical expense as a result of the completion of the PIVOT-PO Phase 3 trial for tebipenem HBr and the decision to cease development of SPR720, we believe that our cash runway will be sufficient to fund our operating expenses and required capital expenditures into 2028. During this period, we plan to prioritize finalizing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations and explore our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we will have to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our future product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with our continued operation as a public company.

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

The trial met the primary endpoint of non-inferiority of tebipenem HBr compared to intravenous imipenem-cilastatin in hospitalized adult patients with cUTI, including pyelonephritis, on overall response (composite of clinical cure plus microbiological eradication) at the test-of-cure visit. The IDMC review did not identify any new safety concerns beyond what has been reported in other studies with tebipenem, with diarrhea and headache as the two most reported adverse events. Results from the Phase 3 PIVOT-PO trial were featured in a late breaking oral presentation on October 20, 2025, at IDWeek in Atlanta, GA. GSK plans to submit the data from the trial as part of an FDA filing during the fourth quarter of 2025.

Remaining potential payments under the GSK License Agreement, which include milestones and royalties based on future regulatory events, commercial launch, and achievement of pre-specified sales thresholds, are as follows (in millions):

Contingent Event	Milestone Payment
Tebipenem NDA Submission by GSK	$25.0
Total potential commercial milestones based on first commercial sales	$101.0	*
First commercial sale of a product in the United States	—		$51.0
Second anniversary of first commercial sale of a product in the United States	—		$25.0
First commercial sale of a product in two European countries	—		$25.0
Total potential sales milestone payments	$225.0
Net annual sales greater than $200.0	—		$25.0
Net annual sales greater than $300.0	—		$25.0
Net annual sales greater than $400.0	—		$25.0
Net annual sales greater than $500.0	—		$50.0
Net annual sales greater than $750.0	—		$50.0
Net annual sales greater than $1,000.0	—		$50.0

*Under the terms of the GSK License Agreement, the maximum potential milestone amount was revised from $150.0 million after PIVOT-PO was stopped early for efficacy following completion of a pre-specified interim analysis of data from 1,690 patients enrolled in the trial, thereby reducing the overall cost of the trial to us; the maximum potential milestone payment of $150.0 million was contingent upon the trial continuing to full enrollment, with 2,637 patients enrolled in the trial.

In addition to the milestones described above, GSK is obligated to pay royalties to us on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000.0 million each year.

SPR206

In March 2025, following a reprioritization of our programs, we announced that we were no longer pursuing a Phase 2 clinical trial for SPR206 and had ceased further development of the program. On April 4, 2025, the National Institute of Allergy and Infectious Diseases (“NIAID”) informed us that it was canceling the five-year contract, awarded in May 2021, under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206, effective immediately, for its convenience.

SPR720

In November 2025, we announced that we have ceased development of SPR720.

Components of Our Results of Operations

Sales Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our current and future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

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

Impairment Charges

During the third quarter of 2025, we evaluated our real estate lease in light of our new sublease agreements. As a result of the evaluation, we recorded an impairment charge of $0.6 million associated with the right-of-use asset in the third quarter of 2025.

Restructuring

In October 2024, we implemented a strategic restructuring initiative and corresponding reduction in workforce. We restructured our operations to reduce costs and reallocate resources in support of the development of tebipenem HBr and other corporate activities. As of September 30, 2025, we had recognized $1.1 million in expense related to the October 2024 restructuring and do not expect to incur any further charges related to this restructuring.

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) during the three and nine months ended September 30, 2025 and 2024 consists of interest income related to the significant financing component related to the GSK License Agreement and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change
Revenues:
Grant revenue	$2,394	$5,650	$(3,256)
Collaboration revenue - related party	3,048	7,754	(4,706)
Collaboration revenue	—	65	(65)
Total revenues	5,442	13,469	(8,027)

Operating expenses:
Research and development	8,597	26,864	(18,267)
General and administrative	4,174	5,198	(1,024)
Impairment charges	587	—	587
Total operating expenses	13,358	32,062	(18,704)
Loss from operations	(7,916)	(18,593)	10,677
Other income (expense):
Interest income	532	1,182	(650)
Other income (expense), net	2	(26)	28
Total other income (expense), net	534	1,156	(622)
Net loss before income taxes	(7,382)	(17,437)	10,055
Income tax benefit	—	290	(290)
Net loss	$(7,382)	$(17,147)	$9,765

Grant Revenue

	Three Months Ended September 30,
	2025	2024	$ Change
BARDA Contract (Tebipenem HBr)	$2,394	$5,567	$(3,173)
NIAID Contract (SPR206)	—	83	(83)
Total grant revenue	$2,394	$5,650	$(3,256)

Grant revenue recognized during the three months ended September 30, 2025 and 2024 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in grant revenue during the three months ended September 30, 2025 was primarily due to a decrease of $3.2 million under our BARDA contract for tebipenem HBr, and a decrease of $0.1 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

	Three Months Ended September 30,
	2025	2024	$ Change
GSK (Tebipenem HBr)	$3,048	$7,754	$(4,706)
Pfizer (SPR206)	—	65	(65)
Total collaboration revenue	$3,048	$7,819	$(4,771)

During the three months ended September 30, 2025, we recognized $3.0 million in collaboration revenue related to our agreement with GSK and no revenue related to our agreement with Pfizer. During the three months ended September 30, 2024, we recognized $7.8 million in collaboration revenue related to our agreement with GSK and $0.1 million in collaboration revenue related to our agreement with Pfizer. The decrease in revenue under the GSK License Agreement was directly related to the adjusted service period due to the pivotal Phase 3 PIVOT-PO trial stopping early for efficacy in the first half of 2025 following the pre-specified interim analysis.

Research and Development Expenses

	Three Months Ended September 30,
	2025	2024	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$4,959	$18,020	$(13,061)
SPR720	178	3,879	(3,701)
SPR206	—	157	(157)
Unallocated expenses:
Personnel related (including stock-based compensation)	2,244	3,836	(1,592)
Facility related and other	1,216	972	244
Total research and development expenses	$8,597	$26,864	$(18,267)

Direct costs related to our tebipenem HBr program decreased by $13.1 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to a decrease in clinical activities related to our pivotal Phase 3 PIVOT-PO trial, which met its primary endpoint and was stopped early for efficacy during the first half of 2025.

Direct costs related to our SPR720 program decreased by $3.7 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to decreased clinical activity during the period related to our Phase 2a clinical trial of SPR720. Subsequently, in November 2025, we announced that we ceased development of SPR720.

Direct costs related to our SPR206 program decreased by $0.2 million during the three months ended September 30, 2025, primarily due to decreased preclinical activity. In March 2025, following a reprioritization of our programs, we announced that we ceased development of SPR206.

The decrease in personnel-related costs of $1.6 million was primarily a result of reduced headcount costs as a result of the restructuring in the fourth quarter of 2024. Personnel-related costs for the three months ended September 30, 2025 and 2024 included stock-based compensation expense of $0.4 million and $0.7 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	$ Change
Personnel related (including stock-based compensation)	$2,352	$3,273	$(921)
Professional and consultant fees	1,185	1,374	(189)
Facility related and other	637	551	86
Total general and administrative expenses	$4,174	$5,198	$(1,024)

The decrease in personnel-related costs of $0.9 million was primarily a result of reduced headcount costs as a result of the restructuring in the fourth quarter of 2024. Personnel-related costs for the three months ended September 30, 2025 and 2024 included stock-based compensation expense of $0.7 million and $1.5 million, respectively.

The decrease in professional and consultant fees of $0.2 million was primarily due to a decrease in legal and consulting expenses incurred in the three months ended September 30, 2025.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Impairment Charges

Impairment charges related to our right of use asset were $0.6 million for the three months ended September 30, 2025, compared to no charges for the three months ended September 30, 2024.

Other Income (Expense), Net

Other income (expense), net was $0.5 million for the three months ended September 30, 2025, compared to $1.2 million for the three months ended September 30, 2024. Total other income for the three months ended September 30, 2025, included $0.5 million of interest income, of which $0.2 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the three months ended September 30, 2024, included $1.2 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Revenues:
Grant revenue	$5,544	$14,893	$(9,349)
Collaboration revenue - related party	19,949	17,721	2,228
Collaboration revenue	12	319	(307)
Total revenues	25,505	32,933	(7,428)

Operating expenses:
Research and development	32,875	67,921	(35,046)
General and administrative	16,876	16,648	228
Impairment charges	587	—	587
Restructuring	258	—	258
Total operating expenses	50,596	84,569	(33,973)
Loss from operations	(25,091)	(51,636)	26,545
Other income (expense):
Interest income	2,136	3,707	(1,571)
Other income (expense), net	7	(39)	46
Total other income, net	2,143	3,668	(1,525)
Net loss before income taxes	(22,948)	(47,968)	25,020
Income tax benefit	—	290	(290)
Net loss	$(22,948)	$(47,678)	$24,730

Grant Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change
BARDA Contract (Tebipenem HBr)	$5,515	$14,577	$(9,062)
NIAID Contract (SPR206)	29	316	(287)
Total grant revenue	$5,544	$14,893	$(9,349)

Grant revenue recognized during the nine months ended September 30, 2025 and 2024 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in grant revenue during the nine months ended September 30, 2025 was primarily due to a decrease of $9.1 million under our BARDA contract for tebipenem HBr, and a decrease of $0.3 million under our NIAID agreement relating to SPR206.

Collaboration Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change
GSK (Tebipenem HBr)	$19,949	$17,721	$2,228
Pfizer (SPR206)	12	319	(307)
Total collaboration revenue	$19,961	$18,040	$1,921

During the nine months ended September 30, 2025, we recognized $19.9 million in collaboration revenue related to our agreement with GSK and less than $0.1 million in collaboration revenue related to our agreement with Pfizer. During the nine months ended September 30, 2024, we recognized $17.7 million in collaboration revenue related to our agreement with GSK and $0.3 million in collaboration revenue related to our agreement with Pfizer. The increase in revenue under the GSK License Agreement was directly related to the adjusted service period due to the pivotal Phase 3 PIVOT-PO trial stopping early for efficacy in the first half of 2025 following the pre-specified interim analysis.

Research and Development Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$20,321	$39,937	$(19,616)
SPR720	975	13,087	(12,112)
SPR206	49	503	(454)
Unallocated expenses:
Personnel related (including stock-based compensation)	8,192	10,768	(2,576)
Facility related and other	3,338	3,626	(288)
Total research and development expenses	$32,875	$67,921	$(35,046)

Direct costs related to our tebipenem HBr program decreased by $19.6 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to a decrease in clinical activities related to our pivotal Phase 3 PIVOT-PO trial which met its primary endpoint and was stopped early for efficacy during the first half of 2025.

Direct costs related to our SPR720 program decreased by $12.1 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to decreased clinical activity during the period related to our Phase 2a clinical trial of SPR720. Subsequently, in November 2025, we announced that we ceased development of SPR720.

Direct costs related to our SPR206 program decreased by $0.5 million during the nine months ended September 30, 2025, primarily due to decreased preclinical activity. In March 2025, following a reprioritization of our programs, we announced that we ceased development of SPR206.

The decrease in personnel-related costs of $2.6 million was primarily a result of reduced headcount costs as a result of the restructuring in the fourth quarter of 2024. Personnel-related costs for the nine months ended September 30, 2025 and 2024 included stock-based compensation expense of $1.3 million and $2.1 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change
Personnel related (including stock-based compensation)	$9,838	$9,781	$57
Professional and consultant fees	5,433	5,183	250
Facility related and other	1,605	1,684	(79)
Total general and administrative expenses	$16,876	$16,648	$228

The increase in personnel-related costs of $0.1 million was primarily a result of retention bonus and executive severance expense in our general and administrative functions during the period offsetting reduced headcount costs as a result of the restructuring in the fourth quarter of 2024. Personnel-related costs for the nine months ended September 30, 2025 and 2024 included stock-based compensation expense of $2.0 million and $4.2 million, respectively.

The increase in professional and consultant fees of $0.3 million was primarily due to an increase in legal and consulting expenses incurred in the nine months ended September 30, 2025.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Impairment Charges

Impairment charges related to our right of use asset were $0.6 million for the nine months ended September 30, 2025, compared to no charges for the nine months ended September 30, 2024.

Other Income (Expense), Net

Total other income (expense), net was $2.1 million for the nine months ended September 30, 2025, compared to $3.7 million for the nine months ended September 30, 2024. Total other income for the nine months ended September 30, 2025, included $2.1 million of interest income, of which $0.9 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the nine months ended September 30, 2024, included $3.7 million of interest income, of which $1.2 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the U.S. Department of Defense, NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any product candidates and we may not generate revenue from sales of any product candidate. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. As of September 30, 2025, we had cash and cash equivalents of $48.6 million.

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

During the three and nine months ended September 30, 2025, we did not sell any shares of our common stock under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(4,273)	$(43)
Net decrease in cash and cash equivalents	$(4,273)	$(43)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was $4.3 million, primarily resulting from our net loss of $22.9 million, adjusted for an increase to non-cash items of $4.7 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $13.9 million and consisted primarily of a $48.5 million decrease in the collaboration receivable-related party, due to the receipt of the third and fourth installment payments from GSK (see Note 11), a $20.0 million decrease in deferred revenue, a $9.9 million decrease in accrued expenses, a $5.9 million decrease in accounts payable, a $0.7 million increase in prepaid expenses and other assets, a $1.5 million net increase in other receivables, and a $0.9 million decrease in operating lease liability and other liabilities.

Net cash used in operating activities for the nine months ended September 30, 2024, was less than $0.1 million, primarily resulting from our net loss of $47.7 million, adjusted for an increase to non-cash items of $7.1 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $40.6 million and consisted primarily of a

$45.2 million decrease in our related party collaboration receivable, due to the receipt of the first and second installment payments from GSK (see Note 11), a $18.0 million decrease in deferred revenue, a $1.2 million net increase in receivables, a $4.7 million increase in accounts payable, a $2.4 million increase in prepaid expenses and other assets, an increase of $8.8 million in accrued expenses, and a $1.3 million decrease in operating lease liability and other liabilities.

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

Investing Activities

We did not undertake any investing activities during the nine months ended September 30, 2025 or 2024.

Financing Activities

We did not undertake any financing activities during the nine months ended September 30, 2025 or 2024.

Funding Requirements

Our future use of operating cash and capital requirements, and the timing and amount thereof, will depend largely on:

•
the timing and costs of any ongoing and planned clinical trials;
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

As of September 30, 2025, we had cash and cash equivalents of $48.6 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on such cash and cash equivalents as of September 30, 2025 and the decrease in clinical expense as a result of the completion of the PIVOT-PO Phase 3 trial for tebipenem HBr and the decision to cease development of SPR720, we believe that our cash runway will enable us to fund our operating expenses and required capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report and into 2028.

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

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2025, there have been no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, we had cash and cash equivalents of $48.6 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. Treasury interest rates. We did not have any assets classified as marketable securities as of September 30, 2025. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Product Development and Commercialization

As of November 2025, we have ceased development of our SPR720 oral program and have shifted our focus and resources to advancing the clinical development of our tebipenem HBr program, as well as other corporate activities. Consequently, our business and prospects are substantially dependent on our tebipenem program and our collaboration with GSK. If we fail to execute successfully on this re-prioritized strategic focus, or our collaboration with GSK fails to advance the clinical development of the tebipenem HBr program, our business and prospects may be materially adversely affected.

As of November 2025, we have ceased development of our SPR720 oral program and have shifted our focus and resources to advancing the clinical development of our tebipenem HBr program, as well as other corporate activities. Additionally, in March 2025, we announced that we ceased development of SPR206. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of identifying and developing novel treatments for rare diseases and diseases caused by MDR bacterial infections with high unmet need. However, there is no assurance that we will successfully execute this strategy. As described below, there are risks inherent in the clinical development process, especially for earlier-stage programs. If we are unable to execute successfully on this re-prioritized strategic focus, our business and prospects may be materially adversely affected.

As a result, we are currently substantially dependent on our tebipenem program and our collaboration with GSK. As described under Note 11 to our consolidated financial statements, GSK has the right to terminate the GSK License Agreement (1) at any time upon a specified number of days’ notice, (2) upon a material breach by us or (3) upon a bankruptcy of Spero. Alternatively, in the case of a material breach by Spero, GSK may, in lieu of terminating the GSK License Agreement, elect to reduce any commercial milestone payments to Spero by 50%. In addition, in such circumstance, GSK may assume the responsibility and expense of development of tebipenem HBr in the United States, in which case no development milestone payments would be payable to Spero (including unpaid installments of any earned milestone payments). In the case of a Change of Control (as defined in the GSK License Agreement) of Spero, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem HBr in the United States and no development milestones would be payable to Spero, as described above. Any termination of the GSK License Agreement or any failure to earn, or reduction in, milestone payments may materially adversely affect our business and prospects.

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

If our clinical trials fail to produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any of our product candidates.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The initiation, continuation and completion of our clinical trials relies on our ability to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for any of our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed.

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

In June 2024, as mandated by the FDCA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because Food and Drug Omnibus Reform Act of 2022 (“FDORA”) specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025 on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of marketing applications.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, as of November 2025, we have ceased development of our SPR720 oral program and have shifted our focus and resources to advancing the clinical development of our tebipenem HBr program, as well as other corporate activities. Additionally, in March 2025, we announced that we have ceased development of SPR206.

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

We intend to use collaborators to assist with the commercialization of any of our current and future product candidates, including the GSK License Agreement for the development and commercialization of tebipenem HBr. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we likely would have little control over such third parties, and any of them might fail to devote the necessary resources and attention to sell and market our products effectively.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including Avycaz (ceftazidime-avibactam) from Allergan plc and Pfizer, Zerbaxa (ceftolozane-tazobactam) from Merck & Co., imipenem/cilastatin and Recarbrio (relebactam) from Merck & Co., Zemdri (plazomicin) from Cipla Therapeutics, Inc., Fetroja (cefiderocol) from Shionogi & Co. Ltd., and Vabomere (meropenem-vaborbactam) from CorMedix Inc., and Exblifep (cefepime/enmetazobactam) from Allecra Therapeutics.

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

Although a substantial amount of our efforts are currently focused on our potential approval of our product candidate, tebipenem HBr, a key element of our strategy is to develop and commercialize a portfolio of therapeutics to treat drug resistant bacterial infections. We are exploring, and intend to explore in the future, strategic partnerships for the development of new product candidates.

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

We have not generated any revenue from the sale of our products and have incurred losses in most years since our inception in 2013. Our net loss was $7.4 million and $22.9 million during the three and nine months ended September 30, 2025, respectively. We have yet to have a product candidate approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our cash and cash equivalents as of September 30, 2025 and the decrease in clinical expense as a result of the completion of the PIVOT-PO Phase 3 trial for tebipenem HBr and the decision to cease development of SPR720, we believe that our cash runway will be sufficient to fund our operating expenses and required capital expenditures into 2028. During this period, we plan to prioritize finalizing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement. Beyond this point, or in the event we change our current operating plan, we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or additional grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

We currently have no products approved for sale and have historically invested a significant portion of our efforts and financial resources in the development of our product candidates, including tebipenem HBr, SPR206, and SPR720. Although we decided to cease further development of SPR206 and SPR720, our business remains heavily dependent on the successful development, regulatory approval, and, if approved, commercialization of tebipenem HBr and any future product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval.

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

If we are unable to raise capital when needed, or do not receive payments under our government awards or from our commercial partnership agreements, it could limit our ability to support our operations and explore our growth strategy.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. Our expenses are likely to increase if we commence and advance additional studies for any future product candidates. If we obtain marketing approval for any product candidate, we expect to incur significant expenses related to development, product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Based on our cash and cash equivalents as of September 30, 2025, and the decrease in clinical expense as a result of the completion of the PIVOT-PO Phase 3 trial for tebipenem HBr and the decision to cease development of SPR720, we believe that our cash runway will be sufficient to fund our operating expenses and capital expenditures into 2028. During this period, we plan to prioritize finalizing the Phase 3 clinical trial activities for tebipenem HBr under our GSK License Agreement. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations and explore our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities, including:

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

Risks Related to Our Dependence on Third Parties

We may not achieve the milestones triggering payments to us in our existing, or any future, license and collaboration agreements with third parties.

We have and may continue to seek third-party collaborators for development and commercialization of certain of our product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 11 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We contract with third parties for the manufacture of clinical supplies of tebipenem HBr and expect to continue to do so in connection with any future commercialization and for any future clinical trials and commercialization of any potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

We are a party to agreements with Meiji and GSK for tebipenem HBr, and have legacy agreements with Vertex Pharmaceuticals for SPR720 and Pfizer, Everest and PBB Distributions Limited for SPR206, and we may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

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

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to tebipenem pivoxil and tebipenem HBr, a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023, and are entitled to receive a $95.0 million development milestone payment that is payable in four equal semi-annual installments, of which we received $23.8 million in the first quarter of 2024, the third quarter of 2024, the first quarter of 2025 and the third quarter of 2025. Remaining potential payments under the GSK License Agreement are milestone based and are (i) $25.0 million for GSK’s submission of a NDA with the FDA for tebipenem HBr, (ii) up to $101.0 million in commercial milestone payments, and (iii) up to $225.0 million in sales milestone payments. In addition to the milestones described above, GSK is obligated to pay royalties to us on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000.0 million each year.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of September 30, 2025, we have two registered U.S. trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

While we have negotiated an SPA agreement with the FDA relating to our pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis, this agreement does not guarantee approval of tebipenem HBr or any other particular outcome from regulatory review of the clinical trial or the product candidate.

On July 31, 2023, the Company announced that it received written agreement from the FDA, under an SPA, on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis. The FDA’s SPA process is designed to allow the FDA to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy, among other eligible protocols. Upon specific written request by a clinical trial sponsor, the FDA will evaluate the planned protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis. The FDA ultimately assesses whether the protocol design and planned analysis of the trial adequately address scientific and regulatory requirements for the particular purposes identified by the sponsor, which in this case was that the PIVOT-PO protocol can be considered an adequate and well-controlled study in support of our future resubmission of the tebipenem HBr marketing application. All agreements between the FDA and the sponsor regarding an SPA must be clearly documented in writing, either in the form of an SPA letter or minutes of a meeting between the sponsor and the FDA at which the SPA agreement was reached.

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

We may seek orphan drug designation for one or more of our product candidates. We may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to take advantage of the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

In March 2020, the FDA granted orphan drug designation for SPR720. However, in November 2025, we announced that we were ceasing development of SPR720. Even though we may seek orphan drug designation for other product candidates in the future, there is no assurance that we or any third party partner we may have in the future will obtain orphan drug designation and/or be the first to obtain marketing approval for any particular rare indication. Further, even if we obtain orphan drug designation for other product candidates, such designation may not effectively protect us from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved, the FDA can subsequently approve a competing drug for the same condition for several reasons, including, if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

Changes in and uncertainty surrounding U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (“USMCA”) and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several countries including the European Union, Japan, South Korea and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the Administration had now “begun preparing” tariffs on manufacturers that don’t build in the U.S. or enter into an MFN drug pricing agreement with the Trump administration.

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

In October 2024, we implemented a restructuring plan that reduced our workforce by approximately 39%. While we have confidence in our remaining employees, and our leadership team, including our current President, Chief Executive Officer and Chief Financial Officer, Ms. Rajavelu, who was appointed President and Chief Executive Officer effective as of May 2, 2025 following our separation with Mr. Shukla, the inherent uncertainty following this restructuring may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Continued disruption caused by the transition or by the loss of ongoing services of any qualified scientific and management personnel could delay or prevent the successful development of our product candidates.

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

In October 2024, we announced a restructuring plan and implemented a workforce reduction. There can be no assurance that our restructuring will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. Further, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations.

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

In addition, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price, such as the two putative class action lawsuits filed in 2022 against us and certain of our former officers and the stockholder derivative actions filed in 2023 and 2024 against us and certain of our former officers. This type of litigation could result, and has in the past resulted, in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

In the past, we have failed to maintain certain continued listing requirements of the Nasdaq GS and could fail to maintain those requirements again in the future, which could negatively affect the market price of our common stock, our liquidity and our ability to raise capital. Our potential failure to meet the continued listing requirements of Nasdaq GS in the future could result in the delisting of our common stock.

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

Securities litigation often follows certain significant business activities, such as the announcement of a strategic restructuring, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. We have in the past, and may in the future, become subject to securities litigation. For example, two putative class action lawsuits were filed in 2022 against us and certain of our former officers and stockholder derivative actions were filed in 2023 and 2024 against us and certain of our former officers. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to execute on our partnership with GSK to eventually commercialize tebipenem HBr, or the ultimate value our stockholders receive in such partnership or other opportunity.

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

SPERO THERAPEUTICS, INC.

Date: November 13, 2025	By:	/s/ Esther Rajavelu
Esther Rajavelu
President, Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)