Form 10-K
period 2025-12-31
Spero Therapeutics, Inc.
filed 2026-03-26
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $160.3 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). As of March 20, 2026, there were 57,891,493 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2026 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
the initiation, timing, design, progress and results of any preclinical studies and clinical trials, and our research and development programs;
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
•
the future development, commercialization, marketing and manufacturing of our current and future product candidates, if approved;
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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
As of March 2025, we have ceased development of our SPR206 program, and as of November 2025, we have ceased development of our SPR720 oral program, and have shifted our focus and resources to advancing the development of the tebipenem HBr program, as well as other corporate activities. Consequently, our business and prospects are substantially dependent on our tebipenem program and our collaboration with GSK. If we fail to execute successfully on this re-prioritized strategic focus, or our collaboration with GSK fails to advance the development of the tebipenem HBr program, our business and prospects may be materially adversely affected.
•
Our ability to realize the value of tebipenem HBr depends on obtaining FDA approval. Even if such approval is obtained, the timeline of, and any requirements imposed as part of, such approval may impact the attractiveness of commercialization of tebipenem HBr through our partnership with GSK.
•
Analyses of preliminary or interim data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
Serious adverse events or undesirable side effects or other unexpected properties of any product candidates may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.
•
Even if a product candidate does obtain regulatory approval, it may never achieve the market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community that is necessary for commercial success and the market opportunity may be smaller than we estimate.
•
If we or our collaborators are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing any product candidates if such product candidates are approved.
•
We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.
•
We have not generated any revenue from the sale of our products, have a history of losses and expect to incur future losses. If we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted, and that could have a material adverse effect on our business, results of operations and financial condition.
•
If we are unable to raise capital when needed, or do not receive payments from our collaboration partnership agreements, it could limit our ability to support our operations.
•
We may not achieve the milestones triggering payments to us in our existing, or any future, license and collaboration agreements with third parties.
•
We contracted with third parties for the manufacture of clinical supplies of tebipenem HBr and expect to continue to do so in connection with any future clinical trials and commercialization of any potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our existing and future product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
•
If we are unable to obtain and maintain sufficient patent protection for our technology or our existing or future product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be adversely affected.
•
We have registered trademarks and pending trademark applications. Failure to enforce our registered marks or secure registration of our pending trademark applications could adversely affect our business.
•
If we or our collaboration partners are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our existing and future product candidates, and our ability to generate revenue will be materially impaired.
•
The price of our common stock has been and, in the future, may continue to be volatile whether related or unrelated to our operations, which could result in a decline in value for our stockholders.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases with high unmet need. Since our inception in 2013, we have focused our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

Our clinical-stage product candidate, tebipenem HBr, has completed a second Phase 3 trial, and has the potential to be the first oral carbapenem to treat adult patients with complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms. In September 2022, we entered into an exclusive license agreement with GSK for the development, manufacture and commercialization of tebipenem HBr, which includes the transfer of the IND and the NDA ownership to GSK. In May 2025, we and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and was stopped early for efficacy. Results from the Phase 3 PIVOT-PO trial were featured in a late breaking oral presentation in October 2025, at IDWeek. GSK submitted the data from the trial as part of a New Drug Application (“NDA”) Class 2 resubmission to the FDA in December 2025, which has been accepted by the FDA. GSK reported that the Prescription Drug User Fee Act (“PDUFA”) date has been set as June 18, 2026. We believe that tebipenem HBr, if approved, could provide a new oral treatment option for adult patients with cUTI, including pyelonephritis, caused by certain microorganisms.

In March 2025, following a reprioritization of our programs, we announced that we were no longer pursuing a Phase 2 clinical trial for SPR206, an investigational product candidate designed to treat hospital-acquired and ventilator-associated bacterial pneumonia (“HABP/VABP”) caused by carbapenem-resistant pathogens, and we have since ceased further development of the program. Additionally, in November 2025, we announced that we ceased development of SPR720, a product candidate for first-line treatment of NTM-PD. Following the termination of these earlier stage programs, we remain focused on supporting GSK in the FDA approval process pursuant to our obligations under the GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow our portfolio of clinical-stage product candidates.

Our Current Program

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

Growing Antibiotic Resistance in the Hospital and Community Settings

Antibiotic resistance poses a grave threat to global health as resistance rates among various bacteria are increasing. In a systematic analysis examining the global burden of bacterial resistance published in The Lancet, there were an estimated 4.71 million deaths associated with drug-resistant infections in 2021. The Centers for Disease Control and Prevention (“CDC”) estimates that the annual impact of antibiotic-resistant infections on the U.S. economy is at least $20 billion annually in excess direct health care costs, with an additional $35 billion in lost productivity.

Both Gram-positive and Gram-negative pathogens harbor resistance mechanisms and contribute to the global threat. According to the CDC, Gram-negative pathogens are particularly worrisome because they are increasingly developing resistance to currently used drugs. In 2019, the CDC designated antibiotic-resistant Gram-negative bacteria such as carbapenem-resistant Acinetobacter baumannii (“CRAB”), multi-drug resistant (“MDR”) Pseudomonas aeruginosa (“MDR PA”), carbapenem-resistant Enterobacterales (“CRE”), and extended-spectrum-β-lactamase (“ESBL”)-producing Enterobacterales as urgent or serious threats. These pathogens are associated with significant mortality because of the increased incidence of antibiotic resistance and the lack of effective treatment options. One reason these ESBL-producing pathogens are deemed a serious threat is their ability to spread within the community. This, and their ability to break down commonly used antibiotics, such as penicillins and cephalosporins, make treating cUTI infections more challenging.

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

Limitations of Current Therapies

Currently, fluoroquinolones are the most widely used antibiotic class in treating community and hospital-acquired Gram-negative infections, including UTIs; however, they have encountered increasing resistance among MDR Gram-negative bacteria and are associated with significant adverse effects. Co-resistance further compounds the issue of antibiotic resistance. For instance, more than 40% of Escherichia coli (“E. coli”) isolates with trimethoprim/sulfamethoxazole resistance were co-resistant to levofloxacin.

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

Tebipenem HBr Key Attributes

Tebipenem HBr is designed to be the first oral carbapenem-class antibiotic to treat cUTI, including pyelonephritis caused by certain microorganisms in adults who have limited oral treatment options. Unlike other carbapenems on the U.S. market, which are only available as IV-administered infusions, tebipenem HBr is an orally administered tablet. Oral administration may potentially allow physicians to avoid IV-administered antibiotics for otherwise healthy or stable patients, and the avoidance of IV administration could lead to reduced healthcare resource utilization.

Target Patient Population

We believe tebipenem HBr is well positioned to meet the unmet need for an oral therapy for patients with cUTI, including pyelonephritis, caused by certain microorganisms, who have limited oral treatment options. With an estimated 3.4 million cases each year in the United States, cUTI is a leading cause of infection-related hospitalization. In a nationwide cohort study, the total median 30-day post index all-cause total healthcare costs for cUTI care ranged from $1,531 for patients initially identified in the outpatient setting to $13,028 for patients initially identified in the inpatient setting. While drugs such as trimethoprim / sulfamethoxazole and fluoroquinolones (levofloxacin, ciprofloxacin) have been the primary oral options for treatment of UTIs caused by Gram-negative organisms, nearly 30% to 35% of UTIs are caused by resistant bacteria, which has led to increased use of IV-administered therapeutics such as carbapenems. Carbapenems have been utilized for more than 30 years and are considered the standard of care for many serious MDR Gram-negative bacterial infections but have only been available as IV-administered formulations. Currently, there are no commercially available oral carbapenems for use in cUTI in adults.

The growing challenges, including the increasing resistance rates amongst uropathogens, place a significant burden on both patients and the healthcare system, in terms of recurrent infections, hospitalizations, and cost. Given the observed activity of tebipenem HBr against a broad spectrum of bacterial pathogens, if approved, tebipenem HBr could be used in the hospital setting to transition appropriate patients hospitalized for cUTI to an oral therapy.

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

Under the GSK License Agreement, we were responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK is responsible for the execution and costs of any additional further development, including additional Phase 3 regulatory filing and commercialization activities for tebipenem HBr in the GSK Territory (as defined below). See “Collaboration, License and Service Agreements - Tebipenem HBr Agreements - GSK License Agreement” below for additional information.

Completed Clinical Trials

PIVOT-PO

On July 31, 2023, we announced that we received written agreement from the FDA, under a Special Protocol Assessment (“SPA”), on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis (“AP”).

PIVOT-PO was a global, randomized, double-blind, pivotal Phase 3 clinical trial of oral tebipenem HBr vs. IV imipenem cilastatin, in hospitalized adult patients with cUTI/AP. Patients were randomized 1:1 to receive tebipenem HBr (600 mg) orally every six hours, or imipenem cilastatin (500 mg) IV every six hours, for a total of seven to ten days. The primary efficacy endpoint was overall response (composite of clinical cure plus microbiological eradication) at the test-of-cure visit. The primary analysis for the trial was an assessment of non-inferiority (“NI”) in the microbiological intention-to-treat population, based on a 10% NI margin. Randomization was stratified by age, baseline diagnosis (cUTI or AP), and the presence or absence of urinary tract instrumentation.

In December 2023, we commenced enrollment in PIVOT-PO. The pre-planned interim analysis of PIVOT-PO was completed in May 2025. Following review of the interim analysis data from 1,690 patients enrolled in the trial, the trial was stopped early for efficacy, as recommended by an Independent Data Monitoring Committee (“IDMC”). The trial met the primary endpoint of non-inferiority of tebipenem HBr compared to intravenous imipenem-cilastatin in hospitalized adult patients with cUTI, including pyelonephritis, on overall response (composite of clinical cure plus microbiological eradication) at the test-of-cure visit. The IDMC review did not identify any new safety concerns beyond what has been reported in other studies with tebipenem, with diarrhea and headache as the two most reported adverse events.

In December 2025, the data from the trial was used for an NDA Class 2 resubmission for tebipenem HBr by GSK. The NDA was accepted by the FDA, and GSK reported that the PDUFA date has been set as June 18, 2026.

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

Our Discontinued Programs

SPR206: IV-Administered Investigational Phase 2 Ready Product Candidate Designed to Treat MDR Gram-Negative Bacterial Infections in the Hospital Setting

SPR206 was developed as a treatment for high-risk HABP/VABP caused by carbapenem-resistant pathogens in patients with suspected or known Gram-negative infections such as CRE, CRAB and MDR PA to prevent mortality and reduce the length of stay in the hospital setting.

SPR206 appeared to be well-tolerated and less nephrotoxic compared to Polymyxin B and Colistin according to data currently available and exhibited potent antibacterial activity against four major pathogens identified by the CDC as being particularly challenging. SPR206 was granted QIDP designation and fast track designation by the FDA for the treatment of cUTI and HABP/VABP, due to carbapenem-resistant Acinetobacter baumannii-calcoaceticus complex and carbapenem-resistant Pseudomonas aeruginosa. SPR206 benefited from strong intellectual property protection, with a composition of matter patent valid through 2039, as well as QIDP and fast track designations.

In March 2025, following a reprioritization of our programs, we announced that we were no longer pursuing a Phase 2 clinical trial for SPR206. We have since ceased further development of the program.

SPR720: Novel Oral Antibiotic for First-Line Treatment of NTM Pulmonary Disease

SPR720 was developed as an oral product candidate for the treatment of lung infections caused by nontuberculous mycobacteria and for the treatment of lung infections caused by M. tuberculosis. SPR720 also was awarded fast track designation by the FDA for treatment of adult patients with NTM pulmonary disease.

In October 2024, we suspended development of the SPR720 oral program for the treatment of NTM-PD, following a planned interim analysis of the Phase 2a proof-of-concept study of SPR720, which demonstrated the study did not meet its primary endpoint. While data showed antimicrobial activity associated with SPR720, the analysis did not show sufficient separation from placebo and highlighted potential dose limiting safety issues in patients dosed at 1,000 mg orally once daily, including three cases of reversible grade 3 hepatotoxicity. After assessing next steps for SPR720, we announced that we ceased development of SPR720 in November 2025.

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

Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to the GSK Licensed Products, and GSK also invested $9.0 million in our common stock.

In July 2023, we received written agreement from the FDA, under a SPA, on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including AP. Under the terms of the GSK License Agreement, we received a $30.0 million development milestone payment during the third quarter of 2023.

In December 2023, we commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, we were entitled to receive a $95.0 million development milestone that is payable in four equal semiannual installments. We received the first installment payment of $23.8 million for such development milestone in the first quarter of 2024, the second installment payment in the third quarter of 2024, the third installment payment in the first quarter of 2025 and we received the final development milestone installment in the third quarter of 2025.

In May 2025, we announced that the PIVOT-PO Phase 3 trial met its primary endpoint and was stopped early for efficacy after a review of data from a pre-specified interim analysis of data from 1,690 patients enrolled in the trial. GSK submitted the data from the trial as part of an NDA Class 2 resubmission for tebipenem HBr to the FDA in December 2025, which has been accepted by the FDA. We became entitled to receive a $25.0 million milestone payment upon the filing of the NDA with the FDA, which we received in February 2026.

Remaining potential payments under the GSK License Agreement, which include milestones and royalties based on commercial launch and achievement of pre-specified sales thresholds, are as follows (in millions):

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

In addition to the milestones described above, GSK is obligated to pay us royalties on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000.0 million each year.

Amendments to the GSK License Agreement

In July 2023, we entered into Amendment 1 to the GSK License Agreement, which updated the timeframe for technology transfer in the GSK License Agreement.

In December 2023, we entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO enrollment. Under the terms of Amendment 2 we are entitled to an additional $4.3 million in milestones based on activities in such country. We received the first milestone payment of $1.2 million in August 2024 and received the second milestone payment of $1.3 million in October 2024. The third milestone of $0.7 million was achieved in December 2024 and payment was received in February 2025. Given the PIVOT-PO trial evaluating tebipenem HBr was stopped early for efficacy, the fourth milestone of $1.1 million will not be achieved.

In March 2024, we entered into Amendment 3 to the GSK License Agreement, which assigns our rights to Product Trademarks (as defined in Amendment 3) to GSK.

In October 2024, we entered into Amendment 4 to the GSK License Agreement, under which we received an additional $0.8 million upon completion of activities related to an additional Phase 1 clinical study. We received $0.4 million of the milestone in January 2025 and received the remaining balance in February 2026.

Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

We were responsible for the execution and costs of the Phase 3 clinical trial of tebipenem HBr. GSK is responsible for the execution and costs of any additional further development, including additional Phase 3 trials, regulatory filings and commercialization activities for tebipenem HBr in the GSK Territory. Additionally, we were responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr. A joint development committee has been established between GSK and us to coordinate and review development activities for tebipenem HBr in the United States.

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

Under the Meiji License, we have paid Meiji a one-time non-refundable upfront fee of $0.6 million, a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in our Phase 1 clinical trial of tebipenem HBr in October 2017 and a $1.0 million milestone payment upon submission of the NDA for tebipenem HBr in October 2021. We are obligated to pay Meiji future clinical and regulatory milestone payments up to an aggregate of $1.0 million and royalties of a low single-digit percentage based on net sales of tebipenem HBr. Additionally, we were obligated to pay Meiji a percentage of certain amounts received from any sublicensees, up to an aggregate of $7.5 million, which we fully satisfied in the fourth quarter of 2023. We recorded these amounts as research and development expenses in our consolidated statement of operations.

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

SPR206 Agreements

Cantab Agreements

In June 2016, we entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, we are obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.7 million as of December 31, 2025) upon the achievement of a specified commercial milestone for SPR206. In addition, we agreed to pay to PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

During both years ended December 31, 2025 and 2024, we did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or were probable of being met as of the balance sheet date. In March 2025, we notified the parties to the Cantab Agreement of our decision to cease development of SPR206 and as such, we will not be liable for any milestones or royalties under the agreement. As of July 2025, PBB has entered liquidation and is in the process of being wound up by the English courts.

Everest Medicines License Agreement

On January 4, 2019, we, through our wholly owned subsidiary New Pharma License Holdings Limited (“NPLH”), entered into a license agreement (the “Original Everest License Agreement”) with Everest, which Original Everest License Agreement also included an option granted by our wholly-owned subsidiary, Spero Potentiator, Inc., a Delaware corporation. Under the terms of the Original Everest License Agreement, we granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (“Everest Licensed Products”) in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries, collectively referred to as the “Everest Territory.” We retained development, manufacturing and commercialization rights with respect to SPR206 and Everest Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Everest Licensed Products in the Everest Territory for use outside the Everest Territory. In addition to the license grant to SPR206, we granted Everest a 12-month exclusive option to negotiate with us for an exclusive license to develop, manufacture and commercialize SPR741 in the Everest Territory. For the reasons discussed above, following an evaluation of the potentiator product candidates, we discontinued the development of SPR741, effective January 1, 2020, and decided to move forward with SPR206 as our lead potentiator product candidate. In addition, on October 29, 2019, Everest notified us that it did not intend to exercise its option with respect to SPR741 under the Original Everest License Agreement. Accordingly, effective January 1, 2020, we no longer have any intellectual property rights with respect to SPR741 and we no longer have any obligations for the cost of maintaining such intellectual property.

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

As of the date of the filing of this Annual Report on Form 10-K, all of our performance obligations under the contract were fully satisfied.

As of December 31, 2025, remaining future milestone payments of $34.0 million from Everest are fully constrained, and will be recognized when and if achievement of those milestones becomes probable.

We did not recognize revenue under the Amended Everest License Agreement during the years ended December 31, 2025 and 2024. In March 2025, we notified Everest of our decision to cease development of SPR206.

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

We were responsible for all costs related to developing and obtaining regulatory approval of SPR206 and Pfizer Licensed Products in the Pfizer Territory, with a focus on the European market, and were obligated to use commercially reasonable efforts, including to achieve certain specified diligence milestones within agreed-upon periods. A joint development committee was established between Pfizer and us to coordinate and review the development, manufacturing and commercialization plans with respect to Pfizer Licensed Products in the Pfizer Territory. Pfizer was responsible for commercializing SPR206 and the Licensed Products in the Pfizer Territory.

In March 2025, we notified Pfizer of our decision to cease development of SPR206.

On December 31, 2025, we mutually agreed with Pfizer to terminate the Pfizer License Agreement. Under the terms of the termination agreement, (i) in the event that a product is ever commercialized in the Pfizer Territory by us or any successor-in-interest to SPR206, such party will pay Pfizer royalties on the net sales in the Pfizer Territory at the rates set forth in the Pfizer License Agreement and (ii) we are liable to Pfizer for up to $5 million from any future sale, divestiture, license, transfer or partnering of SPR206.

SPR720 Agreements

In May 2016, we entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) (the “Vertex Assignment and License Agreement”) whereby Vertex granted us certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials, including the oral prodrug SPR720, a product candidate for first-line treatment of NTM-PD. In exchange for the know-how, sublicense and materials, we paid Vertex an upfront, one-time, non-refundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, we were obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the years ended December 31, 2025 and 2024, we did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not probable.

In November 2025, we announced that we ceased development of SPR720 and Vertex contemporaneously terminated the license granted under the Vertex Assignment and License Agreement.

Government Awards

Through December 31, 2025, we received committed funding support of up to an aggregate of $91.7 million in non-dilutive funding from the United States Biomedical Advanced Research and Development Authority (“BARDA”) and from concluded awards from the United States National Institute of Allergy and Infectious Diseases (“NIAID”), the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) a public-private partnership funded by BARDA within the United States Department of Health and Human Services, the United States Small Business Innovation Research fund (“SBIR”) and the United States Department of Defense (“DoD”). The awards are subject to termination for convenience at any time by the granting government agency, and the granting government agency is not obligated to provide funding to us beyond the base period amounts from Congressionally approved annual appropriations. These awards are structured in the following manner:

BARDA award to support the clinical development of tebipenem HBr. The BARDA award provided total reimbursement to us of up to $78.4 million for qualified expenses for tebipenem HBr development through a series of options exercised between 2018 and 2025.

As of December 31, 2025 the total amount of committed funding under the BARDA award was $65.6 million of which the Company has cumulatively recognized and received $65.1 million in grant revenue. We do not anticipate receiving any additional funding under the BARDA contract.

NIAID funding for SPR206. In May 2021, we were awarded a five-year contract from NIAID under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support development of SPR206. We were eligible to receive up to $27.0 million over a base period and six option periods.

In March 2025, we announced that we ceased development of SPR206 and in April 2025, NIAID communicated to us that it had terminated the contract for convenience effective immediately.

As of December 31, 2025, the total amount of committed funding under the NIAID award was $10.5 million and the Company has cumulatively recognized and received $5.3 million in grant revenue. We do not anticipate receiving any additional funding under the NIAID contract.

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

Spero-Owned Intellectual Property Relating to Compounds Under Development

We have both issued and pending patent applications directed to the composition of matter, formulation and/or use of tebipenem HBr, SPR720 and SPR206 pending in the United States, Europe, Japan and other countries. As of December, 31, 2025, in connection with our decisions to cease development of SPR720 and SPR206, we are no longer maintaining patents or pursuing patent applications for SPR720 and SPR206 though some issued patents and patent applications to SPR720 and SPR206 remain in effect.

Tebipenem HBr Oral Carbapenem (Tebipenem Pivoxil Hydrobromide)

Our tebipenem HBr program contains multiple issued patents and pending United States patent applications, and issued patents and pending foreign patent applications covering novel solid forms of tebipenem pivoxil hydrobromide and novel pharmaceutical formulations of tebipenem pivoxil hydrobromide as of December 31, 2025, all wholly owned by us. Foreign patents are issued in Australia, Brazil, Canada, the Eurasian Patent Office (which includes Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Russia, Tajikistan and Turkmenistan) Indonesia, Israel, Japan, Mexico, New Zealand, South Korea, and South Africa. Foreign patent applications are pending in Australia, Canada, China, Egypt, India, the Philippines, and Thailand. U.S. and foreign patents covering our tebipenem pivoxil hydrobromide preparations will have statutory expiration dates of December 2037, February 2038, and November 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

In January 2021, the USPTO issued U.S. Patent No, 10,889,587, which is directed to the crystalline form of tebipenem pivoxil HBr, our oral carbapenem in development for the treatment of cUTI and AP. This patent covers a crystalline form of tebipenem pivoxil HBr, pharmaceutical compositions of tebipenem pivoxil HBr, and methods of use. The ‘587 patent expires in February 2038. The USPTO issued U.S. Patent No. 11,718,621 in August 2023, directed to another crystalline form of tebipenem pivoxil HBr. U.S. Patent No. 12,048,691 issued in July 2024 and U.S. Patent No. 12,226,403 in February 2025, both directed to tebipenem pivoxil HBr tablet formulations.

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

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, and generic drug companies. Many of our potential competitors have greater financial, technical, and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our potential competitors may be more successful than us in obtaining FDA approval of drugs and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our existing and future product candidates non-competitive or obsolete.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions such as the European Union (the “EU”), extensively regulate, among other things, the research, development, clinical trials, testing, manufacture, including any manufacturing changes, authorization, pharmacovigilance, adverse event reporting, recalls, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products and product candidates such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a sponsor to a variety of administrative or judicial sanctions, such as the FDA’s refusal to accept and approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with Good Laboratory Practices (“GLPs”) and other applicable regulations;
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
•
submission to the FDA of an NDA and payment of user fees under the PDUFA;
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
•
FDA review and approval of the NDA; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and the potential requirement to conduct any post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the PHSA that required animal testing in support of an NDA or BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies.

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

Information about certain clinical trials and clinical trial results must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on the Clinicaltrials.gov registry. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. As of January 31, 2026, the FDA had issued eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors.

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

In December 2022, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, and to design and submit a diversity action plan (“DAP”) for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a DAP to the FDA by the time the sponsor submits the relevant clinical trial protocol to the FDA for review. The FDA may grant a waiver for some or all of the requirements for a DAP. If the FDA objects to a sponsor’s DAP or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial. In June 2024, the FDA issued draft guidance outlining the general requirements for DAPs. Following withdrawal of the draft guidance from its website, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.”

In September 2025, the FDA issued final guidance with updated recommendations for cGCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials. Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials.

In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with cGCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. cGCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

The fee required for the submission and review of an application under the PDUFA is substantial (for example, for fiscal year 2026 this application fee is over $4.6 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $442,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review. Congress is required to reauthorize the agency’s user fee programs every five years, and current legislative provisions supporting the PDUFA program are set to expire on September 30, 2027.

The application review process begins upon receipt of the application. The PDUFA time clock begins on the FDA receipt date except for eligible products (i.e., new molecular entity (“NME”) NDAs and original new drug applications (“NDAs”)). For these applications, the PDUFA time clock begins 60 days after the application receipt date if the application is filed; however, the review timeline for all applications begins on the day of submission. The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.

Review of NDAs

After the submission of the NDA is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. In February 2026, however, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an extension to respond and resubmit. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

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

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs within 30 days of approval of such products. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the agency announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

FDA Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs, however, changes the standards for approval but each may help expedite the development or approval process governing product candidates.

•
Fast Track Designation. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, this designation enables a company to petition FDA to initiate review of sections of a BLA before the application is complete, a process known as rolling review.
•
Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
•
Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. FDA aims to complete its review of priority review applications within six months as opposed to ten months for standard review.
•
Regenerative Medicine Advanced Therapy designation. With the passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

•
Commissioner’s National Priority Voucher Program. On June 17, 2025, the FDA announced the creation of the Commissioner’s National Priority Voucher (“CNPV”) Program. Vouchers issued under this program can reportedly be redeemed by sponsors to shorten the review time of a BLA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities.
•
Rare Disease Evidence Principles. In September 2025, the FDA introduced a framework intended to streamline the approval of new therapies for ultrarare diseases. The Rare Disease Evidence Principles (“RDEP”) is intended to allow sponsors to rely on a single-arm trial in support of approval of biologics that treat rare diseases with very small patient populations and where the disease is linked to a known genetic defect and characterized by progressive functional deterioration leading to disability or death in a short period of time. The targeted diseases should also lack adequate alternative therapies.

Accelerated Approval

In addition to programs that allow for expedited review of BLAs, the FDA is authorized to approve new products through an accelerated approval pathway. Under this pathway, a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing studies or clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of all promotional materials.

In 2022, Congress directed the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDA was authorized to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act (“PIE Act”) in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the PIE Act explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or the PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act became effective in the U.S., mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. For wholesale drug distributors, the final DSCSA deadline was August 27, 2025 ,marking the date for mandatory transition to a fully electronic, interoperable system for tracking prescription drugs at the package level throughout the United States.

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

Qualified Infectious Disease Product Exclusivity

Under the Generating Antibiotic Incentives Now (“GAIN”) Act, the FDA may designate a qualified product as a QIDP. In order to qualify for designation as a QIDP, the drug product candidate must be an antibiotic or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (i) an antibiotic or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (ii) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA. We obtained a QIDP designation for the oral formulation of tebipenem HBr for cUTI in November 2016 and for CABP and DFI in April 2017. In addition to the expedited review benefits for which a QIDP-designated drug candidate may be eligible, such a drug that is approved for the use for which the QIDP designation was granted will receive a five-year extension to any non-patent marketing exclusivity period for which the drug qualified upon approval, such as five-year NCE exclusivity, three-year new clinical data exclusivity, seven-year orphan exclusivity, or six-month pediatric exclusivity. This so-called GAIN exclusivity extension is not available to a QIDP-designated drug that has previously received the five-year extension period, such as when an applicant is seeking approval for a new indication or new strength of an FDA-approved and commercially marketed drug.

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

The FDA and the U.S. Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the Eleventh Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the Eleventh Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. Under the Best Pharmaceuticals for Children Act (“BPCA”), certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product candidate in children. The data does not need to show the product to be effective in the pediatric population studied; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. The issuance of a Written Request does not require the sponsor to undertake the described trials. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the EU and Australia, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product authorization, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

European Union

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 (“CTR”) became effective in the E.U. and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the E.U. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the E.U. (“E.U. Member State”) will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the E.U. Member States and the public.

Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all E.U. Member States in which an application for authorization of a clinical trial has been submitted, which we refer to as the Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State concerned. However, overall related timelines will be defined by the CTR.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the E.U. Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different E.U. Member States, the competent authorities in each of these E.U. Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion. As of January 31, 2025, all clinical trials in the EU (including those which are ongoing) are subject to the CTR.

As in the U.S., clinical trial information must be posted in the E.U. at the EudraCT website: https://eudract.ema.europa.eu.

Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU Member States within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

In November 2020, the European Commission launched a review of the EU’s pharmaceutical legislation, including its provisions governing regulatory exclusivity. The EC’s proposal for revision of several legislative measures was published in April

2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory exclusivity protection. On December 11. 2025, the European Parliament and Council reached a provisional political agreement on the legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory exclusivity to a new system with eight years of data exclusivity and a reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled up to a maximum of 11 years. This measure, and others, are expected to be adopted by mid-2026 and, following a transition period of 24 months, will likely take effect in mid-2028.

United Kingdom

The U.K.’s withdrawal from the E.U., commonly referred to as Brexit, took place on January 31, 2020. The E.U. and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) is responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the “HMR”), as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing medicinal products that existed prior to the United Kingdom’s withdrawal from the EU. On April 28, 2025, the Parliament adopted amendments to improve and strengthen the clinical trials regulatory regime in the United Kingdom. These revisions will take effect on April 28, 2026, and were needed since the then existing requirements in the United Kingdom were based upon the now-repealed CTD, which has been replaced by the CTR. Since the United Kingdom left the EU prior to the date on which the EU CTR took effect, the legal framework in the United Kingdom did not benefit from the same revisions as occurred at the EU level.

As of January 1, 2024, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

In addition, the containment of healthcare costs has become a priority for federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for any our product candidates or a decision by a third-party payor to not cover any of our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.

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

Healthcare Reform

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the U.S.

In March 2010, the U.S. Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013.

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to four percent.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed an action challenging the constitutionality of the ACA after finding that the plaintiffs do not have standing to bring the action. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Pharmaceutical Pricing Reform

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs and reduce the costs of pharmaceuticals under Medicare and Medicaid.

For example, on August 16, 2022, the Inflation Reduction Act, or IRA, was signed into law. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the Inflation Reduction Act of 2022 (the “IRA”) requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the United States Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. The Center for Medicare & Medicaid Services (“CMS”) was directed to negotiate prices for ten high-cost drugs paid for by Medicare Part D, beginning in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation but, with passage of the One Big Beautiful Bill Act on July 3, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

The IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most-favored-nation (“MFN”) pricing in the United States. Thereafter, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any of our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payors are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

Antimicrobial Policy

Efforts to respond to the growth of antimicrobial resistance (“AMR”) have taken various forms, from non-dilutive financing of discovery, research, and development to proposals to reward innovation and enhance reimbursement. Several previous efforts in the U.S. Congress include the: Pioneering Antimicrobial Subscriptions to End Upsurging Resistance (“PASTEUR”) Act that would direct large federal payments for critical need antimicrobials and the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms (“DISARM”) Act that would provide for separate market-rate payments for antimicrobials used in hospital settings; as well as additional funding streams provided in pandemic response efforts linked to the coronavirus. AMR remains a focus of the many policymakers internationally as well, including efforts in the United Kingdom to discover new antibacterial and a recent G7 Finance Ministers statement supporting new product development.

Manufacturing

We do not own or operate manufacturing facilities for the production of any existing or future product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We have historically relied on a limited number of third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. We currently employ internal resources to manage our manufacturing.

Human Capital

As of December 31, 2025, we had 25 employees, including a total of 6 employees with M.D. or Ph.D. degrees. Of these employees, 13 were primarily engaged in research and development activities, and 12 provided administrative, business and operations support. All our employees are based in the United States. None of our employees are represented by labor unions (guilds) or are covered by collective bargaining agreements.

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

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K, including the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected, and the trading price of our securities could decline. Our actual results could differ materially from those contained in the forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Product Development and Commercialization

As of March 2025, we have ceased development of our SPR206 program, and as of November 2025, we have ceased development of our SPR720 oral program, and have shifted our focus and resources to advancing the development of the tebipenem HBr program, as well as other corporate activities. Consequently, our business and prospects are substantially dependent on our tebipenem program and our collaboration with GSK. If we fail to execute successfully on this re-prioritized strategic focus, or our collaboration with GSK fails to advance the development of the tebipenem HBr program, our business and prospects may be materially adversely affected.

As of March 2025, we have ceased development of SPR206. Additionally, as of November 2025, we have ceased development of our SPR720 oral program and have shifted our focus and resources to advancing the clinical development of our tebipenem HBr program, as well as other corporate activities. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of identifying and developing novel treatments for rare diseases and diseases with high unmet need. However, there is no assurance that we will successfully execute this strategy. As described below, there are risks inherent in the clinical development process, especially for earlier-stage programs. If we are unable to execute successfully on this re-prioritized strategic focus, our business and prospects may be materially adversely affected.

As a result, we are currently substantially dependent on our tebipenem program and our collaboration with GSK. As described under Note 13 to our consolidated financial statements, GSK has the right to terminate the GSK License Agreement (1) at any time upon a specified number of days’ notice, (2) upon a material breach by us or (3) upon a bankruptcy of Spero. Alternatively, in the case of a material breach by Spero, GSK may, in lieu of terminating the GSK License Agreement, elect to reduce any commercial milestone payments to Spero by 50%. In addition, in such circumstance, GSK may assume the responsibility and expense of development of tebipenem HBr in the United States, in which case no development milestone payments would be payable to Spero. In the case of a Change of Control (as defined in the GSK License Agreement) of Spero, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem HBr in the United States and no development milestones would be payable to Spero, as described above. Any termination of the GSK License Agreement or any failure to earn, or reduction in, milestone payments may materially adversely affect our business and prospects.

Our ability to realize the value of tebipenem HBr depends on obtaining FDA approval. Even if such approval is obtained, the timeline of, and any requirements imposed as part of, such approval may impact the attractiveness of commercialization of tebipenem HBr through our partnership with GSK.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of tebipenem HBr as a product candidate for the treatment of bacterial infections causing cUTI. Our ability to realize the value of tebipenem HBr, currently our only product candidate, depends on the potential FDA approval, and the expected timeline and other requirements that would affect the attractiveness of commercialization of tebipenem HBr through our partnership with GSK. Further, as part of any approval, the FDA could impose labeling requirements restricting the use of tebipenem HBr, which could reduce its commercial prospects, unless such requirements are subsequently modified to reduce such restrictions. If any of these outcomes occur, our business could be materially harmed.

If our clinical trials fail to produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any existing and future product candidates.

We may not commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency (“EMA”), and we may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of any product candidates in humans before we will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome.

The clinical development of any existing or future product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. The results of preclinical and other nonclinical studies and/or early clinical trials of any product candidates may not be predictive of the results of later-stage clinical trials. Notwithstanding any promising results in early nonclinical studies or clinical trials, we cannot be certain that we will not face similar setbacks.

In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our existing or future product candidates.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants, among others. It is possible that even if one or more of our existing or future product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one of the factors listed or otherwise. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity or intolerability of our existing or future product candidates or may determine that one of our existing or future product candidates are toxic or not well tolerated when that is not in fact the case. In the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot make assurances that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market any product candidates.

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for any product candidates, including:

•
the FDA or other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•
we may be delayed in or fail to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trials of any product candidates may produce unfavorable or inconclusive results;
•
we may decide, or regulators may cause us, to conduct additional clinical trials or abandon product development programs;
•
the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or we may fail to recruit suitable patients to participate in clinical trials;
•
our third-party contractors, including those manufacturing any product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
the FDA or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials of any product candidates for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;

•
the supply or quality of any product candidates or other materials necessary to conduct clinical trials of any product candidates may be insufficient or inadequate; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

If we are required to conduct additional clinical trials or other testing of any existing or future product candidates beyond the trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our existing or future product candidates, if the results of these trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with any existing or future product candidates, we may:

•
incur additional unplanned costs;
•
be delayed in obtaining marketing approval for any product candidates;
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

Our failure to successfully initiate and complete clinical trials of any product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any existing or future product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or marketing approvals and we may be required to obtain additional funds to complete clinical trials. We cannot make assurances that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize any product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of any product candidates.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for any existing or future product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed.

Congress also amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan (“DAP”) for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. In the future, we will be required to submit a DAP to the FDA by the time we submit a Phase 3 clinical trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a DAP. It is unknown at this time how the DAP may affect the planning and timing of any future Phase 3 clinical trial for any product candidates. However, initiation of such trials may be delayed if the FDA objects to our proposed DAPs for any future Phase 3 clinical trial for any product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved DAP.

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

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate through well-controlled clinical trials that our existing or future product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.

Analyses of preliminary or interim data from our clinical studies are not necessarily predictive of analyses of final data. Analyses of preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change, as more patient data become available and we issue our final clinical study report. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, analyses of interim and preliminary data should be viewed with caution until the analyses of final data are available. Adverse differences between preliminary or interim data and final data could affect our planned clinical path for any product candidates we advance into clinical trials, including potentially increasing cost and/or causing delay in such development.

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

We therefore do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our existing or future product candidates.

Serious adverse events or undesirable side effects or other unexpected properties of any product candidates may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our existing or future product candidates could cause us, an IRB, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If any of our other product candidates are associated with serious or unexpected adverse events or undesirable side effects, the FDA, the IRBs responsible for overseeing our studies, or a DSMB, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our existing or future product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

If unexpected adverse events occur in any of our ongoing or planned clinical trials, we may need to abandon development of any product candidates, or limit development to lower doses or to certain uses or subpopulations in which the undesirable side effects or other unfavorable characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

Undesirable side effects or other unexpected adverse events or properties of any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or could deny approval of any product candidates. If such an event occurs after such product candidates are approved, a number of potentially significant negative consequences may result, including:

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
•
we could be sued and held liable for harm caused to patients exposed to or taking our existing or future product candidates;
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

Even if we obtain FDA or other regulatory approvals and are able to launch any product candidates commercially, the approved product candidate may nonetheless fail to gain sufficient market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of coverage and reimbursement for existing therapies. If an approved product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

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

Any failure of any product candidates that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

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

If we or our collaborators are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing any product candidates if such product candidates are approved.

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

If we or our collaborators do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates.

If we engage in future acquisitions or strategic collaborations, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic collaboration may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
the assumption of additional indebtedness or contingent liabilities;
•
assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•
the diversion of our management’s attention from any existing product candidates and initiatives in pursuing such acquisition or strategic collaboration;
•
retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•
our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or collaboration or even to offset transaction costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition or collaboration opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any product candidates that we may seek to develop and commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of resistant infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our existing or future product candidates obsolete and noncompetitive.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including Emblaveo (Aztreonam-avibactam) from Allergan, Avycaz (ceftazidime-avibactam) from Allergan and Pfizer, Zerbaxa (ceftolozane-tazobactam) from Merck & Co., imipenem/cilastatin and Recarbrio (relebactam) from Merck & Co., Zemdri (plazomicin) from Cipla Therapeutics, Inc., Fetroja (cefiderocol) from Shionogi & Co. Ltd., and Vabomere (meropenem-vaborbactam) from CorMedix Inc., and Exblifep (cefepime/enmetazobactam) from Allecra Therapeutics.

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

Even if we or our partners are able to commercialize our existing or future product candidates, the product may become subject to unfavorable pricing regulations, or third-party payor coverage and reimbursement policies that could harm our business.

Marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which may negatively affect the revenues that we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our existing or future product candidates obtain marketing approval.

We currently expect that our product candidate, if approved, will be administered in a hospital inpatient setting. In the United States, governmental and other third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidate in light of the additional associated cost. If we are forced to lower the price we charge for our product candidate, if approved, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business.

To the extent any product candidates we develop are used in an outpatient setting, the commercial success of our existing or future product candidates will depend substantially, both domestically and abroad, on the extent to which coverage and reimbursement for these products and related treatments are available from government health programs and third-party payors. If coverage is not available, or reimbursement is limited, we may not be able to successfully commercialize our existing or future product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investments. Government authorities and third-party payors, such as health insurers and managed care organizations, publish formularies that identify the medications they will cover and the related payment levels. The healthcare industry is focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our existing or future product candidates profitably.

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

We cannot predict whether bacteria may develop resistance to our product candidate, if approved, which could affect its revenue potential.

Tebipenem HBr is designed to treat bacterial infections, including drug-resistant infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. We cannot predict whether or when bacterial resistance to tebipenem HBr may develop.

For example, as a carbapenem, tebipenem HBr is not active against organisms expressing a resistance mechanism mediated by enzymes known as carbapenemases. Although occurrence of this resistance mechanism is currently rare, we cannot predict whether carbapenemase-mediated resistance will become widespread in regions where tebipenem HBr may be marketed if it is approved. The growth of drug-resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of our product candidate outside of controlled hospital settings, could contribute to the rise of resistance. If resistance to our product candidate becomes prevalent, our ability to generate revenue could suffer.

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
•
competitors may develop alternatives that render our existing or future product candidates obsolete;

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

We face an inherent risk of product liability claims as a result of the clinical testing of any product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we obtain marketing approval for and commercially sell any product candidates. For example, we may be sued if any product that we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•
reduced resources for our management to pursue our business strategy;
•
decreased demand for any product candidates or products that we may develop;
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

Although we maintain general liability insurance and clinical trial liability insurance, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we receive marketing approval for and begin selling any product candidates. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of any product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, malware, including ransomware, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. Our measures to prevent, respond to, and minimize such risks may be unsuccessful. While we have not, to our knowledge, experienced any significant system failure, accident or material cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations, as well as our financial condition. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such a loss could also expose us to regulatory enforcement, civil liability and reputational damage. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, in addition to incurring liability, the further development of any of our product candidates could be delayed or our competitive position could be compromised. Additionally, such disruptions or cybersecurity incidents could result in enforcement actions by U.S. or foreign regulatory authorities, regulatory penalties, and other legal liabilities such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, all of which could harm our business and operations.

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.

We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act (“CCPA”), which went into effect in January of 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally in 2020, California voters passed the California Privacy Rights Act (“CPRA”), which went into full effect on January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas took effect in 2024. Laws in a number of other U.S. states took effect, or are set to take effect, in 2026, and beyond, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

In addition, other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington state passed the “My Health My Data” Act in 2024 to regulate “consumer health data,” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in connection with certain research activities, including data subject to 45 C.F.R. Parts 46, 50 and 56. Notably, the “My Health My Data” Act contains a private right of action. In addition, Nevada recently enacted a consumer health data privacy bill, SB 370, which also took effect in 2024, and regulates “consumer health data.” SB 370 shares many similarities with Washington’s “My Health My Data” Act, and Connecticut recently amended its comprehensive privacy law to include heighted regulation of “consumer health data.” Additional states may adopt health-specific privacy laws that could impact our business activities and our collection and handling of health-related data.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have not generated any revenue from the sale of our products, have a history of losses and expect to incur future losses. If we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted, and that could have a material adverse effect on our business, results of operations and financial condition.

We have not generated any revenue from the sale of our products and have incurred losses in most years since our inception in 2013. Our net income was $8.6 million during the year ended December 31, 2025 and our net loss was $68.6 million during the year ended December 31, 2024. We have yet to have a product candidate approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2025 will be sufficient to fund our operating expenses and required capital expenditures into 2028. During this period, we remain focused on supporting GSK in the FDA approval process pursuant to our obligations under our GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow our portfolio of clinical-stage product candidates. Beyond this point, or in the event we change our current operating plan, we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. If we are unable to achieve commercialization, revenue from product sales, and, ultimately, profitability, the market value of our common stock will likely decline.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our existing and future product candidates through preclinical and clinical development and marketing approval for such candidates whose clinical trials are successful. Our expenses will also increase substantially if and as we:

•
conduct additional clinical trials and studies of our existing or future product candidates;
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

We currently have no products approved for sale and have historically invested a significant portion of our efforts and financial resources in the development of any of our product candidates, including tebipenem HBr, SPR206, and SPR720. Although we decided to cease further development of SPR206 and SPR720, our business remains heavily dependent on the successful development, regulatory approval, and, if approved, commercialization of tebipenem HBr and any future product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval.

If any of our product candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

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

If we are unable to raise capital when needed, or do not receive payments from our collaboration partnership agreements, it could limit our ability to support our operations.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2025 will be sufficient to fund our operating expenses and required capital expenditures into 2028. During this period, we remain focused on supporting GSK in the FDA approval process pursuant to our obligations under our GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow our portfolio of clinical-stage product candidates. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities, including:

•
the timing and terms of the potential FDA approval of tebipenem HBr;
•
the timing, costs and results potential clinical trials for any of our existing and future product candidates;
•
the amount of funding that we receive under our government awards;
•
the number and characteristics of product candidates that we pursue;
•
the outcome, timing and costs of seeking regulatory approvals;
•
the costs of commercialization activities for our existing and future product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to any of our technologies or product candidates.

Unless and until we can generate a substantial amount of revenue from our existing and future product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

We filed a universal shelf registration statement on Form S-3 (Registration No. 333-277998) with the SEC on March 15, 2024, which became effective on March 22, 2024 and pursuant to which we registered for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including up to $75.0 million of our common stock available for issuance pursuant to the Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Under the Sales Agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement.

We may seek to raise additional capital at any time. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our then existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely affect our ability to conduct our business. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our existing or future product candidates.

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

Our operations to date have been limited to financing and staffing our company, and performing research and development activities to advance our existing or future product candidates. We have not yet demonstrated an ability to successfully obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

As of December 31, 2025, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”) of $226.1 million, $184.8 million and $4.7 million, respectively. $212.8 million of the federal NOLs can be carried forward indefinitely and $13.2 million of the federal NOLs begin to expire in 2034. The state NOLs begin to expire in 2035 and will expire at various dates through 2045. The foreign NOLs do not expire. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $6.7 million and $1.7 million, respectively, and federal orphan drug tax credit carryforwards of $3.1 million, which may be available to offset future income tax liabilities. The federal and state research and development tax credits begin to expire in 2035 and the federal orphan drug credits begin to expire in 2044. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Other than the NOLs that can be carried forward indefinitely, our NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. We recently completed a Section 382 study and concluded that we underwent several ownership changes as defined by the Code, the last of which occurred during the year ended December 31, 2018. Any NOL carryforwards that will expire prior to utilization have been removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Future ownership changes, some of which may be beyond our control, may limit our ability to utilize our tax attributes.

Under current U.S. federal tax law, NOLs arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income (although such NOLs may be carried forward indefinitely).

Risks Related to Our Dependence on Third Parties

We may not achieve the milestones triggering payments to us in our existing, or any future, license and collaboration agreements with third parties.

We have and may continue to seek third-party collaborators for development and commercialization of certain of our existing or future product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 11 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We face significant competition in seeking and obtaining appropriate collaborators. Collaborations involving any of our existing or future product candidates may pose a number of risks, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development and commercialization of any of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may not be able to develop, manufacture, market and sell any of our product candidates and use our intellectual property without infringing or misappropriating the intellectual property and other proprietary rights of third parties;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of any of our product candidates;
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

We will require additional funds to complete the development and potential commercialization of our existing and future product candidates. For any of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. Moreover, we intend to utilize a variety of types of collaboration arrangements for the potential commercialization of our existing or future product candidates outside the United States. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include:

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our existing and future product candidates or bring them to market and our business may be materially and adversely affected.

We rely on third parties to conduct all of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any product candidates. If they do not perform satisfactorily, our business may be materially harmed.

We do not independently conduct nonclinical studies that comply with good laboratory practice (“GLP”) requirements. We also do not have the ability to independently conduct clinical trials of any product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials of our existing and future product candidates and potential product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and increase our costs.

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of any product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and applicable regulatory requirements. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our GLP-compliant nonclinical studies and clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions also require us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCP standards, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any of our product candidates, which would delay the regulatory approval process. We cannot make assurances that, upon inspection, the FDA will determine that any of our clinical trials comply with GCP. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for any of our product candidates. If that occurs, we may not be able to, or may be delayed in our efforts to, successfully commercialize any of our product candidates. In such an event, our financial results and the commercial prospects for any of our product candidates could be harmed, our costs could increase and our ability to generate revenue could be delayed, impaired or foreclosed.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

We contracted with third parties for the manufacture of clinical supplies of tebipenem HBr and expect to continue to do so in connection with any future clinical trials and commercialization of any potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our existing and future product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture our existing or future product candidates for use in the conduct of our preclinical research, our clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture supplies of our existing or future product candidates, and we expect to rely on third-party contract manufacturers to manufacture commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities, if any. Reliance on third-party manufacturers entails risks, including:

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

We currently rely on a small number of third-party contract manufacturers and one supplier for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any existing or future product candidates. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements.

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

If any existing or future product candidates are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing practices (“cGMPs”) that are capable of manufacturing our existing or future product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our existing or future product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our existing or future product candidates. The inability or failure of our manufacturers to successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, may require us to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our existing or future product candidates and have a material adverse effect on our business, financial condition and results of operations.

Our current and anticipated future dependence upon others for the manufacture of our existing or future product candidates and potential product candidates may adversely affect our future profit margins and our ability to commercialize any products for which we receive marketing approval on a timely and competitive basis.

If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products, technology or data from or to third parties, we could lose such rights that are important to our business.

We are a party to agreements with Meiji and GSK for tebipenem HBr and we may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

For example, the Meiji License gives us rights outside of the Meiji Territory to develop, manufacture, and commercialize tebipenem HBr as well as the right to use, cross-reference, file or incorporate by reference any information and relevant Meiji regulatory documentation to support any regulatory filings outside of the Meiji Territory. In addition, we have the right to develop, manufacture and have manufactured tebipenem HBr in the Meiji Territory solely for the purpose of furthering development, manufacturing and commercialization of tebipenem HBr outside of the Meiji Territory. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize tebipenem HBr and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis. The Meiji License requires us to pay future milestone payments of up to $1.0 million upon the achievement of specified regulatory milestones and royalties of 1% of net sales on a product-by-product and country-by-country basis.

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to tebipenem pivoxil and tebipenem HBr, a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023, and are entitled to receive a $95.0 million development milestone payment that is payable in four equal semi-annual installments, of which we received $23.8 million in each of the first quarter of 2024, the third quarter of 2024, the first quarter of 2025 and the third quarter of 2025. Remaining potential payments under the GSK License Agreement are milestone based and are (i) $25.0 million for GSK’s submission of an NDA with the FDA for tebipenem HBr, which was received in February 2026 (ii) up to $101.0 million in commercial milestone payments, and (iii) up to $225.0 million in sales milestone payments. In addition to the milestones described above, GSK is obligated to pay royalties to us on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000.0 million each year.

We were responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK is responsible for the execution and costs of additional further development, including commercialization activities for tebipenem HBr in the balance of the GSK Territory outside of the United States. Additionally, we were responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for our technology or our existing or future product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be adversely affected.

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

If we are sued for infringing intellectual property rights of third parties, or otherwise become involved in disputes regarding our intellectual property rights, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our existing or future product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our existing or future product candidates and use our proprietary chemistry technology without infringing the intellectual property and other proprietary rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. If any of their patents or patent applications cover our existing or future product candidates or technologies, we may not be free to manufacture or market our existing or future product candidates as planned.

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

If we are found to infringe a third party’s intellectual property rights, we or our third-party collaborators could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we or they may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we or such collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our existing or future product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our third-party collaborators have misappropriated the intellectual property, confidential information or trade secrets of third parties could have a similar negative effect on our business.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of December 31, 2025, we have two registered U.S. trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

We have applied to register our product candidate name as a trademark in the United States, where it has been allowed for registration, and have applied to register the mark in three foreign jurisdictions. We have also applied to register additional product candidate names as trademarks in the United States. When we file trademark applications for our existing or future product candidates, those applications may not be allowed for registration, and registered trademarks may not be obtained, maintained, or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If we or our collaboration partners are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our existing and future product candidates, and our ability to generate revenue will be materially impaired.

Our existing or future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities, with regulations differing from country to country. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and have relied on third-party contract research organizations to assist us in this process.

The time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing or future product candidates we seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborators are permitted to market any existing or future product candidates in the United States until we or they receive regulatory approval of an NDA from the FDA.

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the nonclinical or clinical data for any of our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for any of our product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply with prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory bodies can delay, limit or deny approval of any of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials;
•
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to any of our product candidates;
•
our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our product candidates are safe and effective for the proposed indication;
•
the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical studies or clinical trials;
•
our inability to demonstrate the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
•
the FDA’s or the applicable foreign regulatory agency’s requirement for additional nonclinical studies or clinical trials;
•
the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling and/or the specifications for any of our product candidates; or
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Even if we eventually receive approval of an NDA or foreign marketing application for any of our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, often referred to as Phase 4 clinical trials, and the FDA may require the implementation of a REMS which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

A fast track designation may not actually lead to a faster development or regulatory review or approval process.

We received fast track designation for tebipenem HBr for the treatment of cUTI, including pyelonephritis, and we may seek fast track designation for one or more of our future product candidates. If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for fast track designation by the FDA for the particular indication under study. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. If we seek fast track designation for a product candidate, we may not receive it from the FDA. However, even if we receive fast track designation, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures. Additionally, the FDA has designated tebipenem HBr as a Qualified Infectious Disease Product (“QIDP”) for the treatment of cUTI, community-acquired pneumonia (“CABP”) and diabetic foot infections (“DFI”) under the Generating Antibiotic Incentives Now (“GAIN”) Act. Among other benefits of a QIDP designation, the first marketing application for the QIDP-designated indication qualifies for priority review by the FDA. Further, if tebipenem HBr is approved for the treatment of cUTI, the FDA’s QIDP designation previously granted to tebipenem HBr for this indication will entitle the drug product to receive a one-time five-year extension to any non-patent exclusivity period awarded to tebipenem HBr in the United States, such as a five-year New Chemical Entity exclusivity granted under the Hatch-Waxman Act, among other possible periods of regulatory exclusivity that would qualify for a GAIN exclusivity extension. The QIDP designation for tebipenem HBr, however, does not guarantee a faster development process or ensure FDA approval.

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

While we negotiated a SPA agreement with the FDA relating to our pivotal Phase 3 clinical trial of tebipenem HBr in patients with cUTI, including acute pyelonephritis, this agreement does not guarantee approval of tebipenem HBr or any other particular outcome from regulatory review of the clinical trial or the product candidate.

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

We may seek orphan drug designation for one or more of our future product candidates. We may not be able to obtain or maintain orphan drug designations for any product candidates, and we may be unable to take advantage of the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

The FDA and the U.S. Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the Eleventh Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the Eleventh Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

If approved for commercial marketing in the United States, our existing or future product candidates may face generic competition sooner than anticipated.

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

If we or our partners are unable to obtain marketing approval in international jurisdictions, we will not be able to market our existing or future product candidates abroad.

In order to market and sell our existing or future product candidates in the European Union and many other jurisdictions, we or our partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Moreover, the time required to obtain approval from regulatory authorities in other countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our partners may not obtain approvals from regulatory authorities outside the United States on a timely basis or at all.

In addition, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the EU adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. The new framework is expected to be adopted by mid-2026 and there will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, the Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance.

Since the United Kingdom left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level.

At the same time, a new international recognition procedure (“IRP”) will apply, which is intended to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include the EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or any of our future collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for any product candidates, which could significantly and materially harm our business.

If we receive regulatory approval for any product candidates, we will be subject to ongoing obligations and continuing regulatory review, which may result in significant additional expense. Our existing or future product candidates, if approved, could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our existing or future product candidates, when and if approved.

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

In addition, even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, may be subject to significant conditions of approval or may impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA may also require a REMS as a condition of approval of any of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA also imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing.

For example, on September 9, 2025, the President issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer (“DTC”) prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of any of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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
•
the federal Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the HHS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

Recently enacted and future policies and legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any of our product candidates and may affect the reimbursement made for any product candidate for which we receive marketing approval.

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

Beginning on April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2%, or automatic spending reductions, required by the Budget Control Act of 2011 (“BCA”), as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. As long as these cuts remain in effect, they could adversely affect payment for any of our product candidates, if approved for commercial marketing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any of our product candidates or additional pricing pressures.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. There have been several U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission (“FTC”) in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its finding in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session. During the previous congressional session, numerous bipartisan PBM reforms were considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. In September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. Currently, the FTC under the Trump Administration appears to be sticking to the prior administration’s policy of issuing warning letters for “improper” patent listings with a goal of enhancing competition between brand-name and generic pharmaceuticals in an effort to lower healthcare costs. It remains to be seen whether Congress will take any legislative actions related to this issue. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

On April 15, 2025, President Trump issued an executive order which directs HHS to take steps to reduce the prices of pharmaceutical products. The order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, President Trump issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order directs the Secretary of HHS to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organisation for Economic Co-operation and Development (“OECD”) with a gross domestic product (“GDP”), per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

Thereafter, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. Since that time, virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

On December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). Comments are due on the proposed pilot program rules on or before February 23, 2026, and the pilot programs are proposed to go into effect beginning October 1, 2026.

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

Additionally, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, which includes a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to HHS beginning on January 1, 2022, subject to enforcement via civil money penalties. Increasingly there are state laws and regulations that require prescription drug price reporting or impose other restrictions designed to control pharmaceutical product pricing, such as price or patient reimbursement constraints and discounts.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of any of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of any of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of any of our product candidates could be impacted in a negative manner.

For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of any of our product candidates. Pursuant to President Trump’s Executive Order 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force (“RIF”) across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. In November 2025, a Congressional Continuing Resolution ended the government shutdown, providing full-year funding for the FDA for Fiscal Year 2026 through September 30, 2026 at approximately $7 billion with a slight increase in user fees for drug and device companies.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (“PDUFA”), it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review any of our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

In addition, government funding of the government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the federal government shut down on October 1, 2025, and did not reopen for 43 days. With the shutdown, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it did not have legal authority to accept user fees assessed for Fiscal Year 2026 until a Fiscal Year 2026 appropriation or Continuing Resolution for the FDA was enacted. As a result, the FDA was not able to accept any regulatory submissions for Fiscal Year 2026 that required a fee payment and that was submitted during the lapse period. In addition, the FDA indicated that some of its regulatory science research, crucial for advancing product innovation, safety, and quality, would be curtailed during the lapse period.

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

Changes in and uncertainty surrounding U.S. and international trade policies may adversely impact our business and operating results.

In the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, an executive order announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the U.S. government had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (“USMCA”) and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Shortly before that expiration date, the United States and China reached a one-year agreement with an expiration of November 10, 2026, that includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms.

Since the April reciprocal tariffs announcement, the European Union, Japan, South Korea, Switzerland and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, the U.S. administration issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The deals with the European Union, Japan, South Korea, Switzerland (and Liechtenstein), the United Kingdom and others cap pharmaceutical tariffs at 15%. In addition, an agreement with Malaysia provides a zero percent tariff exemption for pharmaceutical products that are not patented in the U.S. and are used in pharmaceutical applications and an agreement with Switzerland and Lichenstein caps tariffs on pharmaceuticals imported from those two countries at 15%. Finally, an agreement with Taiwan concluded on January 15, 2026 eliminates tariffs on generic pharmaceuticals and their active ingredients imported from Taiwan.

The reciprocal tariffs and the fentanyl tariffs were imposed pursuant to the International Emergency Economic Powers Act (the “IEEPA”). These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the Supreme Court held that IEEPA does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, the President issued a new Executive Order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs as of 12:01 am on February 24, 2026. At the same time, however, the Trump

Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Pursuant to the statute, absent an extension by Congress, these tariffs will expire in 150 days on July 24, 2026. For those countries that have concluded trade deals with the United States, the tariff rates agreed to – including with regard to pharmaceuticals and pharmaceutical ingredients – have now reverted to 10% until July 24, 2026.

Like the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients are exempt from the Section 122 tariffs along with a list of other products. The Administration has announced that it also plans to initiate new investigations on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.

Neither the Supreme Court’s decision nor the Executive Order revoking the IEEPA tariffs addressed refunds, leaving the issue to renewed proceedings before the U.S. Court of International Trade, where importers may need to pursue administrative remedies and/or litigation amid continued uncertainty.

Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, the U.S. administration announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, the administration indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the administration delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the administration.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the research, development, testing and clinical trials of any product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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
•
the timing of clinical trials of any of our product candidates;
•
results of clinical trials of any existing or future product candidates;
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
•
the level of expenses related to any existing or future product candidates or clinical development programs;
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

If the disruption and volatility persist or heighten, it may impact our ability to raise sufficient additional capital on agreeable terms, if at all. If we are unable to raise sufficient additional capital, our business, financial condition, stock price and results of operations could be adversely affected, and we will need to implement cost reduction strategies, which could include delaying, reducing or altogether terminating both internal and external costs related to our operations and research and development programs. In addition, political developments impacting government spending and international trade, including changes in trade agreements, trade disputes, tariffs and investment restrictions, such as the ongoing trade dispute between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions. These global economic and political factors could also strain certain of our suppliers and manufacturers, possibly resulting in supply disruptions or increased raw material or manufacturing costs, or adversely impacting their ability to manufacture clinical trial materials for any of our product candidates. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic and geopolitical climate and financial market conditions could adversely impact our business.

We have broad discretion in the use of our cash reserves and may not use them effectively.

Our management has broad discretion in the application of our cash reserves and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of any of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

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

Item 2. Properties.

Our headquarters are located in Cambridge, Massachusetts, where we lease approximately 23,400 square feet of office space. Our lease extends through July 2027. In September 2025, we entered into sublease agreements for a portion of our lease through the remainder of its lease term. We believe that our existing facilities will be sufficient to meet our current needs.

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

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the Staff of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and a former member of its Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer and President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem HBr based on feedback from the FDA, and whether the Company’s disclosures may have violated the federal securities laws.

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

On January 16, 2026, acting pursuant to an offer of settlement submitted by each of Dr. Mahadevia and Mr. Shukla, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing Dr. Mahadevia and Mr. Shukla to cease and desist from committing or causing any violations of Section 17(a)(2) of the 1933 Act, 15 U.S.C. § 77q(a)(2) (the “SEC Order”). In the SEC Order, the SEC made findings that, from March 31, 2022 to May 3, 2022, Dr. Mahadevia and Mr. Shukla, violated Section 17(a)(2) of 1933 Act, which provides that it is unlawful for any person, in the offer or sale of a security, to “obtain money or property by means of any untrue statement of material fact” or a material omission necessary to make statements made not misleading. A violation of this provision does not require scienter and may rest on a finding of negligence. Dr. Mahadevia and Mr. Shukla consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

On January 20, 2026, the Company received a letter (the “Letter”) from the SEC advising the Company that the SEC has concluded its investigation into the Company and that, based on the information as of the date of the Letter, the SEC does not intend to recommend an enforcement action against the Company at this time. The Letter was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

The Company and Mr. Shukla mutually decided to separate, and Mr. Shukla resigned from the Board of Directors, in each case effective as of May 2, 2025. On January 30, 2026, Dr. Mahadevia resigned from the Board of Directors, including from his service on the Development Committee of the Board and from all officer and director positions he then held with any and all subsidiaries of the Company, effective as of January 30, 2026.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SPRO”.

Holders of Record

As of March 20, 2026, we had approximately eight stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

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

Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases with high unmet need.

Our clinical-stage product candidate, tebipenem HBr, has completed a second Phase 3 trial, and we believe has the potential to be the first oral carbapenem to treat adult patients with cUTIs, including pyelonephritis, caused by certain microorganisms. In September 2022, we entered into an exclusive license agreement with GSK for the development, manufacture and commercialization of tebipenem HBr, which includes the transfer of the IND and the NDA ownership to GSK. In May 2025, we and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and was stopped early for efficacy. GSK has submitted the data from the trial as part of an NDA Class 2 resubmission for tebipenem HBr to the FDA in December 2025, which has been accepted by the FDA. GSK reported that the PDUFA date has been set as June 18, 2026.

Following the termination of our earlier stage programs (SPR206 and SPR720), we remain focused on supporting GSK in the FDA approval process pursuant to our obligations under the GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow our portfolio of clinical-stage product candidates.

We have experienced mostly net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of tebipenem HBr, or any product candidate we may develop in the future. As of December 31, 2025, we had an accumulated deficit of $451.1 million, and cash and cash equivalents of $40.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2025 will be sufficient to fund our operating expenses and required capital expenditures into 2028. During this period, we remain focused on supporting GSK in the FDA approval process pursuant to our obligations under our GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow our portfolio of clinical-stage product candidates. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we will have to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for any of our product candidates. If we obtain regulatory approval for any of our future product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with our continued operation as a public company.

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

Recent Developments

Tebipenem HBr

In May 2025, we and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr, an investigational oral treatment for cUTIs, including pyelonephritis, caused by certain microorganisms, met its primary endpoint and the trial was stopped early for efficacy. The decision followed a recommendation from an IDMC that completed a pre-specified interim analysis of data from 1,690 patients enrolled in the trial.

Following the review of the interim analysis data by the IDMC, it was determined that the Phase 3 PIVOT-PO trial met the primary endpoint of non-inferiority of tebipenem HBr compared to intravenous imipenem-cilastatin in hospitalized adult patients with cUTI, including pyelonephritis, on overall response (composite of clinical cure plus microbiological eradication) at the test-of-cure visit. The IDMC review did not identify any new safety concerns beyond what has been reported in other studies with tebipenem, with diarrhea and headache as the two most reported adverse events. In December 2025, GSK resubmitted the NDA for tebipenem HBr to the FDA. In accordance with the terms of the GSK License Agreement, we became entitled to receive a $25.0 million milestone payment upon the filing of the NDA with the FDA, which we received in February 2026.

Remaining potential payments under the GSK License Agreement, which include milestones and royalties based on commercial launch and achievement of pre-specified sales thresholds, are as follows (in millions):

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

SPR206

In March 2025, following a reprioritization of our programs, we announced that we were no longer pursuing a Phase 2 clinical trial for SPR206 and had ceased further development of the program. On December 31, 2025, we mutually agreed with Pfizer to terminate the Pfizer License Agreement. Under the terms of the termination agreement, (i) in the event that a product is ever commercialized in the Pfizer Territory by Spero or any successor-in-interest to SPR206, such party will pay Pfizer royalties on the net sales in the Pfizer Territory at the rates set forth in the Pfizer License Agreement and (ii) we are liable to Pfizer for up to $5 million from any future sale, divestiture, license, transfer or partnering of SPR206.

SPR720

In November 2025, we announced that we ceased development of SPR720 and Vertex subsequently exercised its right to terminate the Vertex Assignment and License Agreement.

Components of Our Results of Operations

Sales Revenue

To date, we have not generated any revenue from product sales. If our development efforts for any of our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates. We may never succeed in obtaining regulatory approval for any existing or future product candidates.

Grant Revenue

A portion of our revenue may be derived from payments under any government awards that we may receive in the future.

Collaboration Revenue

Collaboration revenue relates to our agreements with Pfizer and GSK.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of any of our product candidates, which include:

•
employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;
•
expenses incurred in connection with the preclinical and clinical development of any of our product candidates, including under agreements with contract research organizations (“CROs”);
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

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any existing or future product candidates. The successful development and commercialization of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

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
•
launch of commercial sales of any of our product candidates, if approved, whether alone or in collaboration with others;
•
acceptance of any of our product candidates, if approved, by patients, the medical community and third-party payors;
•
competition with other therapies; and
•
a continued acceptable safety profile of any of our product candidates, if approved.

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

Impairment Charges

In the third quarter of 2025, we evaluated our real estate leases in light of our new sublease agreements. As a result of the evaluation, we recorded an impairment charge of $0.6 million associated with the right-of-use asset in the third quarter of 2025.

Restructuring

In October 2024, we implemented a strategic restructuring initiative and corresponding reduction in workforce. We restructured our operations to reduce costs and reallocate resources in support of the development of tebipenem HBr and other corporate activities. During the years ended December 31, 2025 and 2024, we recognized $0.3 million and $0.9 million, respectively, in expense related to the restructuring. We do not expect to incur any further charges related to this restructuring.

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

Income Taxes

Except for year ended December 31, 2022, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2025, we had United States federal, state and foreign net operating loss carryforwards ("NOLs") of $226.1 million, $184.8 million and $4.7 million, respectively. $212.8 million of the federal NOLs can be carried forward indefinitely and $13.2 million of NOLs begin to expire in 2034. The state NOLs begin to expire in 2035 and will expire at various dates through 2045. The foreign NOLs do not expire. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $6.7 million and $1.7 million, respectively, and federal orphan drug tax credit carryforwards of $3.1 million, which may be available to offset future income tax liabilities. The federal and state research and development tax credits begin to expire in 2035 and the federal orphan drug credits begin to expire in 2044. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Government Contracts

We have generated revenue from government contracts that reimburse us for certain allowable costs for funded projects. For contracts with government agencies, when we have concluded that we are the principal in conducting the research and development expenses and where the funding arrangement is considered central to our ongoing operations, we classify the recognized funding received as revenue. Revenue from government grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as unbilled receivables, a component of prepaid expenses and other current assets, in the consolidated balance sheet.

We recognize funding received from BARDA and the NIAID of the NIH, as revenue, rather than as a reduction of research and development expenses, because we are the principal in conducting the research and development activities and these contracts are central to our ongoing operations. We recognize revenue only after the qualifying expenses related to the contracts have been incurred, we are reasonably assured that the expenses will be reimbursed and the revenue is collectible. We record revenue recognized upon incurring qualifying expenses in advance of billing as unbilled revenue, which is included in other receivables in our consolidated balance sheet. The related costs incurred by us are included in research and development expense in our consolidated statements of operations and comprehensive loss. In March 2025, we announced that we ceased development of SPR206 and in April 2025, NIAID communicated to us that it had terminated the contract for convenience effective immediately. We do not anticipate receiving any additional funding under the BARDA contract.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
Revenues:
Grant revenue	$7,183	$20,581	$(13,398)
Collaboration revenue - related party	47,033	27,025	20,008
Collaboration revenue	12,586	371	12,215
Total revenues	66,802	47,977	18,825

Operating expenses:
Research and development	38,467	96,757	(58,290)
General and administrative	21,176	23,704	(2,528)
Restructuring	258	877	(619)
Impairment of long-term asset	587	—	587
Total operating expenses	60,488	121,338	(60,850)
Income (loss) from operations	6,314	(73,361)	79,675
Other income:
Interest income	2,512	4,735	(2,223)
Other income (expense), net	7	60	(53)
Total other income, net	2,519	4,795	(2,276)
Net income (loss) before income taxes	8,833	(68,566)	77,399
Income tax expense	(261)	—	(261)
Net income (loss)	$8,572	$(68,566)	$77,138

Grant Revenue (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
BARDA Contract (Tebipenem HBr)	$7,154	$20,200	$(13,046)
NIAID Contract (SPR206)	29	381	(352)
Total revenue	$7,183	$20,581	$(13,398)

Grant revenue recognized during the years ended December 31, 2025 and 2024 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in grant revenue during 2025 was primarily due to a decrease of $13.0 million in funding under our BARDA contract related to the conclusion of the Phase 3 clinical trial of tebipenem HBr, and a decrease of $0.4 million in qualified expenses incurred under our NIAID award relating to SPR206 as we ceased development of SPR206 and the NIAID award was terminated in April 2025.

Collaboration Revenue - Related Party

During the years ended December 31, 2025 and 2024, collaboration revenue - related party related to revenue recognized under the GSK License Agreement. During the year ended December 31, 2025, we recognized $47.0 million in collaboration revenue - related party under the GSK License Agreement, of which $25.0 million was recognized upon GSK's filing of an NDA for tebipenem HBr with the FDA in December 2025, one of the milestones under the agreement. We received payment in February 2026. During the year ended December 31, 2024, we recognized $27.0 million in collaboration revenue - related party under the GSK License Agreement.

Collaboration Revenue

During the year ended December 31, 2025 we recognized $12.6 million in collaboration revenue related to our agreement with Pfizer, all of which was recognized upon termination of our agreement with Pfizer in December 2025. During the year ended December 31, 2024 we recognized $0.4 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$22,562	$60,502	$(37,940)
SPR720	985	16,626	(15,641)
SPR206	49	570	(521)
Unallocated expenses:
Personnel related (including share-based compensation)	9,631	14,111	(4,480)
Facility related and other	5,240	4,948	292
Total research and development expenses	$38,467	$96,757	$(58,290)

Direct costs related to our tebipenem HBr program decreased by $37.9 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, due to decreased clinical activities related to our Phase 3 clinical trial of tebipenem HBr, which met its primary endpoint and was stopped early for efficacy during the first half of 2025. In December 2025, GSK resubmitted the NDA for tebipenem HBr to the FDA. Direct costs related to our tebipenem HBr program during the years ended December 31, 2025 and 2024, reflect a $0.5 million and $3.6 million reduction to expense related to a purchase of drug substance material by GSK, respectively.

Direct costs related to our SPR720 program decreased by $15.6 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, due to decreased clinical activity during the period and the cessation of development on the program announced in November 2025.

Direct costs related to our SPR206 program decreased by $0.5 million during the year ended December 31, 2025, primarily due to decreased preclinical activity and the cessation of development of the program announced in March 2025.

The decrease in personnel-related costs of $4.5 million was primarily a result of decreased headcount costs in our research and development functions between the periods. Personnel-related costs for the years ended December 31, 2025 and 2024 included share-based compensation expenses of $1.7 million and $2.6 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
Personnel related (including share-based compensation)	$11,792	$13,188	$(1,396)
Professional and consultant fees	7,435	8,198	(763)
Facility related and other	1,949	2,318	(369)
Total general and administrative expenses	$21,176	$23,704	$(2,528)

The decrease in personnel-related costs of $1.4 million was primarily a result of decreased headcount costs in our general and administrative functions between the periods. Personnel-related costs for the years ended December 31, 2025 and 2024 included share-based compensation expense of $2.6 million and $5.2 million, respectively.

The decrease in professional and consultant fees was primarily due to decreased legal and consulting expenses incurred during the year ended December 31, 2025.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Restructuring

During the years ended December 31, 2025 and 2024, we incurred restructuring expenses of $0.3 million and $0.9 million, respectively, related to our strategic restructuring that we announced in October 2024. Restructuring expenses for both periods were primarily comprised of severance and other employee costs. For further information, refer to Note 9 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Impairment Charges

In September 2025 as a result of our review of our space needs and our existing lease agreements, we concluded that we had an impairment of our right of use asset (further described in Note 5 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K). Charges related to our right of use asset were $0.6 million for the year ended December 31, 2025, compared to no charges for the year ended December 31, 2024.

Income Tax Expense

During the year ended December 31, 2025, we recorded $0.3 million of income tax expense primarily to reserve any exposure related to our Massachusetts income tax return for the year ended December 31, 2022, which is under examination by the Massachusetts Department of Revenue.

Other Income, Net

Other income, net was $2.5 million during the year ended December 31, 2025, compared to $4.8 million during the year ended December 31, 2024. Total other income for the year ended December 31, 2025 included $2.5 million of interest income, of which $0.9 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the year ended December 31, 2024 included $4.7 million of interest income, of which $1.5 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the DoD, NIAID, CARB-X and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and government contracts and from the proceeds of multiple common stock offerings. As of December 31, 2025, we had cash and cash equivalents of $40.3 million. In February 2026, we received a $25.0 million milestone payment under the GSK agreement, which we were entitled to receive upon GSK’s filing of an NDA for tebipenem HBr with the FDA.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cash used in operating activities	$(12,624)	$(23,444)
Net decrease in cash and cash equivalents	$(12,624)	$(23,444)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $12.6 million, primarily resulting from our net income of $8.6 million, adjusted for net non-cash items of $6.0 million (primarily due to share-based compensation). Net cash provided by changes in our operating assets and liabilities was $27.2 million and consisted primarily of a $24.0 million decrease in our related party collaboration receivable, primarily due to the receipt of the third and fourth installments of the development milestone payments from GSK, offset by the addition of the milestone for submission of an NDA for tebipenem HBr (see Note 13 to the consolidated financial statements), a $34.7 million net decrease in deferred revenue, and a net decrease of $18.8 million in accrued expenses and accounts payable.

Net cash used in operating activities for the year ended December 31, 2024 was $23.4 million, primarily resulting from our net loss of $68.6 million, adjusted for net non-cash items of $8.8 million (primarily due to share-based compensation). Net cash provided by changes in our operating assets and liabilities was $36.3 million and consisted primarily of a $46.4 million decrease in our related party collaboration receivable, primarily due to the receipt of the first and second installments of the development milestone payments from GSK (see Note 13 to the consolidated financial statements), a $26.6 million net decrease in deferred revenue, offset by an increase of $17.1 million in accrued expenses and accounts payable.

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

Investing Activities

We did not undertake any investing activities during either of the years ended December 31, 2025 or 2024.

Financing Activities

We did not undertake any financing activities during either of the years ended December 31, 2025 or 2024.

Funding Requirements

Our future use of operating cash and capital requirements, and the timing and amount thereof, will depend largely on:

•
the initiation, progress, timing, costs and results of any preclinical studies and clinical trials of any of our product candidates and potential new product candidates;
•
the amount of funding that we receive under government contracts that we may apply for in the future;
•
the number and characteristics of product candidates that we may pursue;
•
the outcome, timing and costs of seeking regulatory approvals;
•
the costs of commercialization activities for our future product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
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

As of December 31, 2025, we had cash and cash equivalents of $40.3 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2025 will enable us to fund our operating expenses and required capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report and into 2028.

This timeline is uncertain and subject to change as we explore opportunities to grow our pipeline. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$3,112	$1,956	$1,156	$—	$—
Total	$3,112	$1,956	$1,156	$—	$—

(1)
Reflects payments due for our lease of office space under an operating lease agreement that expires in 2027.

In the third quarter of 2025, we entered into agreements to sublease a portion of our office space through the remainder of our lease agreement that expires in 2027.

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

Under an agreement we entered into with PBB, Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited, we are obligated to make milestone payments of up to $5.8 million upon the achievement of specified clinical milestones and a payment of £5.0 million ($6.7 million as of December 31, 2025) upon the achievement of a specified commercial milestone for SPR206. In addition, we have agreed to pay PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement. In March 2025, we notified the parties to the Cantab Agreement of our decision to cease development of SPR206 and as such we will not be liable for any milestones or royalties under the agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2025, we had cash and cash equivalents of $40.3 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. Treasury interest rates. We did not have any assets classified as marketable securities as of December 31, 2025. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spero Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

External Research and Development Costs

As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. The Company’s research and development expense for the year ended December 31, 2025 was $38.5 million, a significant portion of which relates to external research and development costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs.

The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing external research and development costs on a sample basis, by obtaining and inspecting source documentation such as the underlying contract research organization agreements, purchase orders, invoices received, and information received from certain third-party service providers, where applicable.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2026

We have served as the Company’s auditor since 2016.

SPERO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit, share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$40,265	$52,889
Collaboration receivable, current - related party	25,359	49,391
Other receivables	28	3,085
Prepaid expenses and other current assets	1,634	1,911
Total current assets	67,286	107,276
Operating lease right-of-use assets	1,480	3,114
Other assets	153	153
Total assets	$68,919	$110,543

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$693	$7,306
Accrued expenses and other current liabilities	5,578	17,724
Operating lease liabilities	1,956	1,746
Income taxes payable	383	174
Deferred revenue, current	—	368
Deferred revenue, current - related party	258	21,756
Total current liabilities	8,868	49,074
Non-current operating lease liabilities	939	2,551
Deferred revenue, non-current	—	12,219
Deferred revenue, non-current - related party	—	576
Other long-term liabilities	91	—
Total liabilities	9,898	64,420
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2025 and 2024; 56,414,657 shares issued and outstanding as of December 31, 2025 and 54,593,527 shares issued and outstanding as of December 31, 2024	56	55
Additional paid-in capital	510,031	505,706
Accumulated deficit	(451,066)	(459,638)
Total stockholders' equity	59,021	46,123
Total liabilities and stockholders' equity	$68,919	$110,543

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Grant revenue	$7,183	$20,581
Collaboration revenue - related party	47,033	27,025
Collaboration revenue	12,586	371
Total revenues	66,802	47,977

Operating expenses:
Research and development	38,467	96,757
General and administrative	21,176	23,704
Impairment charges	587	—
Restructuring	258	877
Total operating expenses	60,488	121,338
Income (loss) from operations	6,314	(73,361)
Other income:
Interest income	2,512	4,735
Other income (expense), net	7	60
Total other income, net	2,519	4,795
Net income (loss) before income taxes	8,833	(68,566)
Income tax expense	(261)	—
Net income (loss) and comprehensive income (loss)	$8,572	$(68,566)

Net income (loss) per share attributable to common stockholders, basic	$0.15	$(1.27)
Net income (loss) per share attributable to common stockholders, diluted	$0.15	$(1.27)

Weighted average common shares outstanding, basic:	56,020,363	54,037,917
Weighted average common shares outstanding, diluted:	59,039,225	54,037,917

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except unit and share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	52,999,680	$53	$497,913	$(391,072)	$106,894
Issuance of common stock upon the vesting of restricted stock units and performance stock units	1,593,847	2	—	—	2
Share-based compensation expense	—	—	7,793	—	7,793
Net loss	—	—	—	(68,566)	(68,566)
Balances at December 31, 2024	54,593,527	$55	$505,706	$(459,638)	$46,123
Issuance of common stock upon the vesting of restricted stock units	1,821,130	1	—	—	1
Share-based compensation expense	—	—	4,325	—	4,325
Net income	—	—	—	8,572	8,572
Balances at December 31, 2025	56,414,657	$56	$510,031	$(451,066)	$59,021

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$8,572	$(68,566)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	2
Non-cash lease cost	1,048	1,043
Impairment of assets	587	—
Share-based compensation	4,325	7,793
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	24,032	46,351
Other receivables	3,057	(1,540)
Prepaid expenses and other current assets	277	2,267
Other assets	—	282
Accounts payable	(6,613)	5,928
Accrued expenses and other current liabilities	(12,146)	11,167
Deferred revenue	(12,587)	(370)
Deferred revenue - related party	(22,074)	(26,255)
Other long-term liabilities	91	(87)
Operating lease liabilities	(1,402)	(1,246)
Income taxes payable	209	(213)
Net cash used in operating activities	(12,624)	(23,444)
Net decrease in cash and cash equivalents	(12,624)	(23,444)
Cash and cash equivalents at beginning of period	52,889	76,333
Cash and cash equivalents at end of period	$40,265	$52,889

The accompanying notes are an integral part of these consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

The Company is a clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases with high unmet need.

In September 2022, the Company entered into an exclusive licensing agreement with GSK for tebipenem HBr which includes transfer of IND and NDA ownership to GSK. In May 2025, the Company and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and was stopped early for efficacy. GSK submitted the data from the trial as part of a New Drug Application (“NDA”) Class 2 resubmission to the FDA in December 2025, and it has been accepted by the FDA. GSK reported that the Prescription Drug User Fee Act (“PDUFA”) date has been set as June 18, 2026.

In March 2025, following a reprioritization of its programs, the Company announced that it was no longer pursuing a Phase 2 clinical trial for SPR206 and the Company has ceased further development of the program. Additionally, in November 2025, the Company announced that it ceased development of SPR720, a product candidate for first-line treatment of nontuberculous mycobacterial (“NTM”) pulmonary disease (“NTM-PD”). Following the termination of its earlier stage programs, the Company remains focused on completing its obligations under the GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow the Company's portfolio of clinical-stage product candidates.

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, the ability to in-license or acquire other products or new technologies, and the ability to secure additional capital to fund operations. The Company’s product candidates will require additional preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

To date, the Company has funded its operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. The Company has incurred recurring cash outflows from operating activities and losses in most periods since its inception. During the years ended December 31, 2025 and 2024, the Company had net income of $8.6 million and a net loss of $68.6 million, respectively. In addition, as of December 31, 2025, the Company had an accumulated deficit of $451.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of the issuance date of these annual consolidated financial statements, based on its current operating plans, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these annual consolidated financial statements. The Company currently expects that it will require additional funding to fund the development of any future product candidate(s) through regulatory approval and to support its continued operations. The Company may seek additional funding through public or private financings, debt financing, collaboration agreements, government grants or other sources. If the Company's access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, the Company's operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, or product portfolio expansion efforts, which could materially affect its business prospects or its ability to continue operations.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains most of its cash and cash equivalents at two accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

As of December 31, 2025 and 2024, the Company had no off-balance sheet risks, including but not limited to, foreign exchange contracts, option contracts, or other hedging arrangements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market instruments.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheets as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of December 31, 2025 and 2024, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

During the third quarter of 2025, the Company identified changes in business circumstance resulting in the need for an impairment analysis. The analysis resulted in the identification of multiple lease components, while historically the Company had elected to account for the lease and non-lease components together as a single lease component (see Note 4).

Other Assets

Other assets consist of long-term prepayments and deposits.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring

The Company made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including one-time termination benefits and other exit costs accounted for upon the announcement of the restructuring in October 2024 (see Note 9).

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

The Company issues stock-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its stock-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC 718, Compensation—Stock Compensation, and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. If the service condition is not met or not expected to be met, any compensation expense previously recognized to date associated with the awards will be reversed. The Company has also granted certain awards subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025 and 2024, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net income (loss).

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Under the OBBBA provisions, effective with tax years beginning on or after January 1, 2025, taxpayers can expense qualified domestic research and development expenditures, including all direct, indirect, overhead and software development costs. Taxpayers are still required to capitalize and amortize these costs over fifteen years if conducted outside the United States. The Company evaluated OBBBA to determine its impact on the Company's consolidated financial statements and determined there is no material impact.

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in IFRS, specifically IAS 20, Accounting for Government Grants and Disclosure of Government Assistance; makes certain targeted improvements; and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. The new guidance is effective for public business entities in annual periods beginning after December 15, 2028 (including interim periods within) and one year later for all other entities, with early adoption permitted in any period for which financial statements have not yet been issued. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company is evaluating ASU 2025-10 to determine its impact on the Company's consolidated financial statements but does not expect there will be a material impact.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The new guidance will reduce the number of contracts (or embedded features within instruments) that are accounted for as derivatives under ASC 815, Derivatives and Hedging. The ASU adds a new scope exception to the derivatives guidance for underlying based on the operations or activities specific to one of the parties to the contract. The ASU also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is “unconditional,” as defined in the ASU. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is evaluating ASU 2025-07 to determine its impact on the Company's consolidated financial statements but does not expect there will be a material impact.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The ASU does not apply to other types of accounts receivable and loans. For all entities, the ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. In addition, entities other than public business entities can also make an accounting policy election to consider subsequent collections of balances received after the balance sheet date through a date selected by the entity. This policy election is available only if the entity elects the practical expedient. The date selected must be when or before financial statements are available to be issued. Under this accounting policy election, no credit loss would be recorded on balances that have been collected through subsequent receipts. Remaining uncollected amounts would be evaluated for credit losses using the practical expedient. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is evaluating ASU 2025-05 to determine its impact on the Company's consolidated financial statements but does not expect there will be a material impact.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating ASU 2024-03 to determine its impact on the Company's consolidated financial statements but does not expect there will be a material impact.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for the annual reporting periods in fiscal years beginning after December 15, 2024. See Note 10, Income Taxes, for further information on the Company's adoption of ASU 2023-09 for its 2025 annual reporting.

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$39,672	$—	$39,672
Total cash equivalents	—	39,672	—	39,672

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$52,258	$—	$52,258
Total cash equivalents	—	52,258	—	52,258

Excluded from the tables above is cash of $0.6 million and $0.6 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3 categories.

4. Long-lived Assets and Right-of-use Asset Impairment

During the third quarter of 2025, the Company evaluated its real estate leases in light of the sublease agreements entered into in September 2025. This change in the use of the Cambridge, Massachusetts office space led management to test the recoverability of the carrying amount of the asset group related to the sublease. Accordingly, the Company reviewed certain of its right-of-use assets and other lease related assets under the sublease asset group for impairment in accordance with ASC 360 “Property, Plant, and Equipment”.

As of September 30, 2025, the carrying amount of the asset group exceeded the Company’s anticipated undiscounted value of the sublease income over the sublease term. As a result of the evaluation, the Company recorded an impairment charge of $0.6 million associated with the right-of-use asset in the third quarter of 2025. The asset group was written down to its estimated fair value calculated using a discounted cash flow method (income approach). The fair value of the asset group was determined by utilizing projected cash flows from the sublease, discounted by a risk-adjusted discount rates of 11.4% that reflects the level of risk associated with receiving future cash flows. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement”. Refer to Note 9, Commitments and Contingencies, for further information about the sublease. The remaining carrying value of the operating lease right-of-use asset of $1.5 million will be amortized on a straight-line basis over the remaining lease term of 1.6 years.

5. Leases

Operating Leases

The Company has entered into, and subsequently amended, an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts where the Company leases approximately 23,400 square feet of office space. The Company's lease extends through July 2027.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024, the components of operating lease expense were as follows (in thousands):

Operating lease expense	Statement of Operations Location	December 31, 2025	December 31, 2024
Fixed operating lease expense	Research and development expense	$723	$757
	General and administrative expense	668	757

Variable operating lease expense	Research and development expense	(86)	35
	General and administrative expense	(80)	35

Total operating lease expense		$1,225	$1,584

Supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2025 and 2024, was as follows (in thousands):

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,746	$1,718

The following table presents the lease balances within the consolidated balance sheet, weighted average remaining lease term, and the weighted average discount rates related to the Company’s operating leases as of December 31, 2025 and 2024 (in thousands, except for the weighted average remaining lease term and the weighted average discount rate):

Lease Assets and Liabilities	Classification	December 31, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$1,480	$3,114
Total leased assets		$1,480	$3,114

Liabilities
Current
Operating	Operating lease liabilities	$1,956	$1,746
Non-Current
Operating	Non-current operating lease liabilities	939	2,551
Total lease liabilities		$2,895	$4,297

Weighted average remaining lease term (in years)		1.6	2.6
Weighted average discount rate		9.8%	9.8%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2025 (in thousands):

Years Ending December 31,
2026	$1,956
2027	1,156
Total future minimum lease payments	3,112
Less imputed interest	(217)
Total operating lease liabilities	$2,895

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued payroll and related expenses	$3,060	$5,456
Accrued external research and development expenses	1,741	9,493
Accrued professional fees	644	2,199
Accrued restructuring expenses	—	456
Accrued other	133	120
Total accrued expenses and other current liabilities	$5,578	$17,724

7. Equity

Common Stock

“At-the-Market” Offering

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

Under the Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

During the years ended December 31, 2025 and 2024, and through the issuance date of these consolidated financial statements, the Company did not sell any shares of its common stock under the Sales Agreement.

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

Subsequently, the Company’s stockholders approved amendments to the 2017 Plan, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 18,188,627 and made certain other amendments to the plan.

As of December 31, 2025, there were 7,587,662 shares remaining available to be issued under the 2017 Plan, as amended.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequently, the Board of Directors approved amendments to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance from 331,500 to 3,156,500 shares.

As of December 31, 2025, there were 1,203,612 shares remaining available to be issued under the 2019 Inducement Plan, as amended.

The Equity Plans

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) during the year ended December 31, 2025:

	2017 Plan	2019 Inducement Plan	Total Number of Stock Options
Outstanding as of December 31, 2024	2,558,586	256,264	2,814,850
Forfeited or cancelled	(202,320)	(212,097)	(414,417)
Outstanding as of December 31, 2025	2,356,266	44,167	2,400,433

As of December 31, 2025, a total of 21,345,127 shares of common stock have been authorized and reserved for issuance under the Equity Plans and 8,791,274 shares of common stock were available for future issuance under such plans.

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

There were no options granted during the year ended December 31, 2025. For the year ended December 31, 2024, the assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted to employees and directors were as follows, presented on a weighted average basis:

Year Ended December 31,
2024
Risk-free interest rate	3.8%
Expected term (in years)	5.5
Expected volatility	90.2%
Expected dividend yield	0.0%

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,814,850	$10.71	4.45	$0
Forfeited or cancelled	(414,417)	14.96
Outstanding as of December 31, 2025	2,400,433	$9.98	3.62	$58
Outstanding as of December 31, 2025 - vested and expected to vest	2,400,433	$9.98	3.62	$58
Exercisable at December 31, 2025	2,388,377	$9.97	3.62	$58

No stock options were granted during the year ended December 31, 2025. The weighted average grant-date fair value of awards granted during the year ended December 31, 2024 was $1.12 per share. No stock options were exercised during both the years ended December 31, 2025 and 2024. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of December 31, 2025, total unrecognized compensation cost related to unvested stock option grants was less than $0.1 million. This amount is expected to be recognized over a weighted average period of less than one year.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans (excluding performance-based RSUs) during the year ended December 31, 2025:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,038,732	$1.97
Granted	4,042,047	0.91
Vested and released	(1,821,130)	2.29
Forfeited or cancelled	(2,822,875)	1.48
Outstanding as of December 31, 2025	5,436,774	$1.33

As of December 31, 2025, there was approximately $4.6 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

Share-Based Compensation Expense

The Company recorded share-based compensation expense, for both RSUs and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024

Research and development expenses	$1,704	$2,605
General and administrative expenses	2,621	5,188
Total	$4,325	$7,793

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Restructuring

On October 29, 2024, the Company implemented a strategic restructuring initiative and corresponding reduction in workforce. The Company restructured its operations to reduce costs and reallocate resources in support of the development of tebipenem HBr and other corporate activities. As of December 31, 2025, the Company recognized $1.1 million in expense related to the October 29, 2024 restructuring and does not expect to incur any further charges related to this restructuring.

The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
	Research and development	General and administrative	Total
Severance and other employee costs	$190	$68	$258
Total restructuring charges	$190	$68	$258

The following tables summarize the restructuring related charges by line item within the Company’s consolidated statements of operations where they were recorded during the year ended December 31, 2024 (in thousands):

Year Ended December 31, 2024
	Research and development	General and administrative	Total
Severance and other employee costs	$660	$217	$877
Total restructuring charges	$660	$217	$877

The restructuring charge was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of December 31, 2025. Activity for the period is summarized as follows (in thousands):

As of December 31, 2025
Balance as of December 31, 2024	$456
Charge to expense	258
Payments made	(714)
Balance as of December 31, 2025	$—

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. Income Taxes

The Company’s provision for income taxes is comprised of the following for the periods ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	261	—
Foreign	—	—
	261	—

Provision for income taxes	$261	$—

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$8,833	$(68,566)
Foreign	-	-
Income (loss) before income taxes	$8,833	$(68,566)

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the income tax provision at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance recorded on all deferred tax assets. A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
U.S. Federal statutory income tax rate	$1,855	21.0%
State and local income taxes, net of federal income tax effect*	261	3.0%
Tax credits
Research and development tax credits	(480)	(5.4)%
Orphan drug tax credit	485	5.5%
Changes in valuation allowances	(3,042)	(34.4)%
Nontaxable or nondeductible items
Stock compensation	1,194	13.5%
Other adjustments	(12)	(0.2)%
Effective income tax rate	$261	3.0%

*Massachusetts accounts for the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31,
2024
U.S. Federal statutory income tax rate	(21.0)
Federal tax credits	(4.3)
State taxes, net of federal benefit	1.6
Nondeductible stock compensation	0.8
Other	(1.0)
Increase in deferred tax asset valuation allowance	21.0
Deferred true-up	2.9
Effective income tax rate	—%

Temporary differences that give rise to significant deferred tax assets (liabilities) as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$60,314	$43,310
Deferred revenue	26,229	41,745
Research and development and orphan drug tax credit carryforwards	11,153	10,952
Capitalized research and development expenses	17,563	21,149
Lease liability	760	1,126
Other	3,400	4,791
Total gross deferred tax assets	119,419	123,073
Valuation allowance	(119,031)	(122,257)
Total deferred tax assets	388	816
Deferred tax liabilities
Right of use assets	(388)	(816)
Total gross deferred tax liabilities	(388)	(816)
Total net deferred tax assets	$—	$—

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2025, the Company did not have any material cash payments or refunds for income taxes.

As of December 31, 2025, the company had United States federal, state and foreign net operating loss carryforwards ("NOLs") of $226.1 million, $184.8 million and $4.7 million, respectively. $212.8 million of the federal NOLs can be carried forward indefinitely and $13.2 million of NOLs begin to expire in 2034. The state NOLs begin to expire in 2035 and will expire at various dates through 2045. The foreign NOLs do not expire. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards of $6.7 million and $1.7 million, respectively, and federal orphan drug tax credit carryforwards of $3.1 million, which may be available to offset future income tax liabilities. The federal and state research and development tax credits begin to expire in 2035 and the federal orphan drug credits begin to expire in 2044.

Utilization of the U.S. net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If the Company experiences a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. The Company recently completed a Section 382 study and concluded that it underwent several ownership changes as defined by the Code, the last of which occurred during the year ended December 31, 2018. Any carryforwards that will expire prior to utilization were removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Future ownership changes may limit our ability to utilize remaining tax attributes.

The Company has not conducted a full study of its research and development credit carryforwards since 2023. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations at this time, if an adjustment were required.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been recorded at December 31, 2025 and December 31, 2024, respectively.

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2025 primarily relates to the increase in pre-tax income and the impact of stock compensation cancellations. Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2024 primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards partially offset by a reduction in deferred revenue, and were as follows (in thousands):

	December 31,
	2025	2024
Valuation allowance as of beginning of year	$(122,257)	$(107,878)
Decreases (increases) recorded to income tax provision	3,226	(14,379)
Valuation allowance as of end of year	$(119,031)	$(122,257)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2025 or 2024. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2025 or 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statement of operations and comprehensive loss.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had filed separate U.S. income tax returns return for each of its subsidiaries prior to its reorganization in 2015. The Company now files U.S. income tax returns as a U.S. consolidated group. In Massachusetts, the Company files income tax returns as a combined group except for its Massachusetts Securities Corporation subsidiary, which is a separate income tax filing. The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities remains open for tax years 2022 and forward. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities to the extent utilized in a future period.

As of December 31, 2025, the Company’s Massachusetts income tax return for the year ended December 31, 2022 is under examination by the Massachusetts Department of Revenue. The Company has reserved any exposure related to this audit in its 2025 financial statements.

11. Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company accrues the estimated loss. Disclosure is provided when a loss is considered probable, but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable. If such a loss is not probable or cannot be reasonably estimated, a liability is not recorded. As of December 31, 2025 and 2024, no material accruals have been recorded for potential contingencies related to these matters.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 13).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts (see Note 5). In September 2025, the Company entered into sublease agreements for a portion of its lease through the remainder of its lease term. The Company recorded sublease income as a reduction of lease expense, in an amount of $0.2 million for the year ended December 31, 2025.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The process surrounding the Investigation and the Wells Notice (both as defined below) has resulted in legal expenses and certain liabilities for the Company and the named individuals, and each of the named individuals, as directors and/or officers of the Company at the time of the initiation of the Investigation and Wells Notice, are entitled to indemnification for certain costs associated with the Investigation and the Wells Notice. The Company maintains a general liability insurance policy that covers certain expenses and liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers (the “D&O Insurance”), however, the total expenses and liabilities in connection with the Investigation and the Wells Notice and the amount that will be covered by such D&O Insurance is unknown at this time. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or December 31, 2024.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the staff of the Boston Regional Office (the “Staff”) of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and former member of the Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer, President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem HBr based on feedback from the FDA, and whether the Company’s disclosures may have violated the federal securities laws (the “Investigation”).

On January 16, 2026, acting pursuant to an offer of settlement submitted by Dr. Mahadevia and Mr. Shukla, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing Dr. Mahadevia and Mr. Shukla to cease and desist from committing or causing any violations of Section 17(a)(2) of the 1933 Act, 15 U.S.C. § 77q(a)(2) (the “SEC Order”). In the SEC Order, the SEC made findings that, from March 31, 2022 to May 3, 2022, Dr. Mahadevia and Mr. Shukla, violated Section 17(a)(2) of 1933 Act, which provides that it is unlawful for any person, in the offer or sale of a security, to “obtain money or property by means of any untrue statement of material fact” or a material omission necessary to make statements made not misleading. A violation of this provision does not require scienter and may rest on a finding of negligence. Dr. Mahadevia and Mr. Shukla consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

On January 20, 2026, the Company received a letter (the “Letter”) from the SEC advising the Company that the SEC has concluded its investigation into the Company and that, based on the information as of the date of the Letter, the SEC does not intend to recommend an enforcement action against the Company at this time. The Letter was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and Mr. Shukla mutually decided to separate, and Mr. Shukla also resigned from the Board of Directors, in each case effective as of May 2, 2025. On January 30, 2026, Dr. Mahadevia resigned from the Board of Directors, including from his service on the Development Committee of the Board and from all officer and director positions he then held with any and all subsidiaries of the Company, effective as of January 30, 2026. On January 31, 2026, the Company entered into a consulting agreement with Dr. Mahadevia, through which he will be available to provide consulting services to the Company, as may be requested from time to time by management.

12. Government Contracts

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of cUTI caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The original award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. Through a number of contract modifications and the exercise of additional contract options by BARDA, the committed funding was increased to $65.6 million as of December 31, 2025, and the period of performance extended through October 31, 2026.

During the years ended December 31, 2025 and 2024, the Company recognized $7.2 million and $20.2 million of grant revenue under the BARDA agreement, respectively.

As of December 31, 2025, of the $65.6 million of committed funding, the Company has cumulatively recognized $65.1 million of grant revenue under the BARDA agreement. The Company does not anticipate receiving the remaining funding from BARDA.

NIAID

In May 2021, the Company was awarded a five-year contract from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) under the Agency’s Omnibus Broad Agency Announcement No. HHS-NIH-NIAID-BAA2020-1 award mechanism to support further development of SPR206. Funding was used to offset certain expenses related to manufacturing, clinical, non-clinical and regulatory activities. The Company was to receive up to $27.0 million over a base period and six option periods, including an additional contract modification of $3.4 million executed in August 2024 for SPR206 Phase 2 start up activities under Option 1 of the NIAID agreement. As of December 31, 2025, $10.5 million of funding had been committed under this award and the Company has cumulatively recognized $5.3 million of grant revenue under the NIAID agreement.

The Company recognized less than $0.1 million and $0.4 million of grant revenue under this agreement during the years ended December 31, 2025 and 2024, respectively.

In March 2025, following a reprioritization of its programs, the Company announced that it ceased development of SPR206 and on April 4, 2025, NIAID communicated that it had terminated the contract for convenience effective immediately.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tebipenem HBr Agreements

GSK License Agreement

On November 7, 2022, the Company closed the transactions contemplated by the License Agreement (the “GSK License Agreement”), with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”), which was entered into on September 21, 2022. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under the Company’s intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji Seika Pharma Co. Ltd. (“Meiji”) and Meiji’s regulatory documents to develop, manufacture and commercialize tebipenem pivoxil and tebipenem HBr and products that contain tebipenem pivoxil and tebipenem HBr (the “GSK Licensed Products”) in all territories, except certain Asian countries previously licensed to Meiji (Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam (the “Meiji Territory”)) (the “GSK Territory”). If the Company’s license with Meiji is terminated, or if Meiji forfeits or loses its rights to develop, manufacture and commercialize tebipenem HBr and products that contain tebipenem HBr in any countries in the Meiji Territory, then GSK will have an exclusive first right to negotiate with the Company to add any such countries to the GSK Territory.

Under the terms of the GSK License Agreement, in November 2022, the Company received an upfront payment of $66.0 million for GSK to secure rights to the GSK Licensed Products.

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

In December 2023, the Company commenced enrollment in PIVOT-PO with its first patient, first visit. Under the terms of the GSK License Agreement, the Company was entitled to receive a $95.0 million development milestone payable in four equal semiannual installments. The Company received the first installment payment for such development milestone in the first quarter of 2024, the second installment payment in the third quarter of 2024, the third installment payment in the first quarter of 2025 and received the final development milestone installment payment in the third quarter of 2025.

In May 2025, the Company announced that the PIVOT-PO Phase 3 trial met its primary endpoint and was stopped early for efficacy after a review of data from a pre-specified interim analysis of data from 1,690 patients enrolled in the trial.

In December 2025, GSK resubmitted the NDA for tebipenem HBr to the FDA. The Company became entitled to receive a $25.0 million milestone payment upon the filing of the NDA with the FDA, which the Company received in February 2026.

Remaining potential payments under the GSK License Agreement, which include milestones and royalties based on commercial launch and achievement of pre-specified sales thresholds, are as follows (in millions):

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2023, the Company entered into Amendment 2 to the GSK License Agreement, which added a country to the locations for PIVOT-PO enrollment. Under the terms of Amendment 2, the Company may receive up to an additional $4.3 million in milestones based on activities in such country. The Company received the first milestone payment under Amendment 2 of $1.2 million in August 2024, the second milestone payment of $1.3 million in October 2024 and the third milestone payment of $0.7 million in February 2025. Since the PIVOT-PO trial was stopped early for efficacy, the fourth milestone of $1.1 million will not be achieved.

In March 2024, the Company entered into Amendment 3 to the GSK License Agreement, which assigns its rights to Product Trademarks (as defined in Amendment 3 to the GSK License Agreement) to GSK.

In October 2024, the Company entered into Amendment 4 to the GSK License Agreement, under which the Company received an additional $0.8 million upon completion of activities related to an additional Phase 1 clinical study. The Company received $0.4 million of the milestone in January 2025 and received the remaining payment of $0.4 million in February 2026.

Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

The Company was responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem HBr. GSK is responsible for the execution and costs of any additional further development, including additional Phase 3 regulatory filing and commercialization activities for tebipenem HBr in the GSK Territory. Additionally, the Company was responsible for providing and paying for the clinical supply of tebipenem HBr while GSK will be responsible for the costs of the commercial supply of tebipenem HBr. A joint development committee has been established between GSK and the Company to coordinate and review development activities for tebipenem HBr in the United States.

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

The $30.0 million milestone payment received by the Company under the GSK License Agreement was accounted for as variable consideration under ASC 606 and was added to the transaction price in the third quarter of 2023. Of this $30.0 million milestone, $21.2 million was recognized upon achievement of the milestone and the remaining $8.6 million was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered, on a cumulative catch-up basis.

The Company was entitled to receive the $95.0 million milestone payment in four equal semiannual installments under the GSK License Agreement. This milestone was accounted for as variable consideration under ASC 606 and was added to the transaction price in the fourth quarter of 2023. The Company determined that a significant financing component of $2.5 million exists related to extended payment terms granted to GSK. The Company presents the effects of the financing component separately from collaboration revenue – related party as a component of interest income in its consolidated statement of operations. Of the $95.0 million milestone, $64.7 million was recognized upon achievement of the milestone in the fourth quarter of 2023, and the remaining amount after the $2.5 million significant financing component was allocated to the research and development services performance obligation and will be recognized over time as the services are delivered, on a cumulative catch-up basis.

The Company received the first milestone installment payment of $23.8 million in the first quarter of 2024, the second milestone payment in the third quarter of 2024, the third milestone payment in the first quarter of 2025 and the Company received the final development milestone payment in the third quarter of 2025. The Company could also earn sales-based royalties.

Pursuant to Amendment 2 to the GSK License Agreement, the Company allocated $3.2 million of the total potential additional milestones of $4.3 million to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under ASC 606 and were added to the transaction price in the fourth quarter of 2023 and will be recognized over time as services are delivered. The remaining $1.1 million milestone is not probable of being achieved as the PIVOT-PO trial ended early for efficacy.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to Amendment 4 to the GSK License Agreement, the Company allocated $0.8 million of the total potential additional milestones to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under ASC 606 and were added to the transaction price in the fourth quarter of 2024 and are recognized over time as services are delivered.

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

In December 2025, GSK resubmitted the NDA Class 2 resubmission for tebipenem HBr to the FDA, which has been accepted by the FDA. GSK reported that the PDUFA date has been set as June 18, 2026. The Company received the $25.0 million milestone payment in February 2026. In total and inclusive of the above, the Company recognized $47.0 million and $27.0 million during the years ended December 31, 2025 and 2024, respectively, related to the performance obligations, which were recorded as collaboration revenue – related party on its consolidated statement of operations.

The remaining transaction price balance of approximately $0.3 million from the GSK License Agreement allocated to the research and development services performance obligation is recorded as deferred revenue – related party in the consolidated balance sheets. As of December 31, 2025, the research and development services related to the performance obligations are expected to be recognized as costs are incurred in 2026.

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

SPR720 Agreements

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) (the “Vertex Assignment and License Agreement”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, nonrefundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net sales of products licensed under the agreement. During the years ended December 31, 2025 and 2024, the Company did not record any research and development expense under this agreement and the next milestone under this agreement is not accrued because it is not yet probable.

In November 2025, the Company announced that it ceased development of SPR720 and Vertex contemporaneously terminated the license granted under the Vertex Assignment and License Agreement.

SPR206 Agreements

Cantab License Agreement

In June 2016, the Company entered into a stock purchase agreement (the “Cantab Agreement”) with Pro Bono Bio PLC, a corporation organized under the laws of England, and its affiliates, including PBB Distributions Limited (“PBB”), Cantab Anti-Infectives Ltd. and New Pharma License Holdings Limited. Under the Cantab Agreement, the Company is obligated to make future milestone payments of up to $5.8 million upon the achievement of specified clinical and regulatory milestones and a payment of £5.0 million ($6.7 million as of December 31, 2025) upon the achievement of a specified commercial milestone. In addition, the Company agreed to pay PBB royalties, on a product-by-product and country-by-country basis, of a low single-digit percentage based on net sales of products licensed under the agreement.

The Cantab Agreement continues indefinitely, with royalty payment obligations thereunder continuing on a product-by-product and country-by-country basis until the later of ten years after the first commercial sale of such product in such country or the expiration in such country of the last to expire valid claim of any of the applicable patents.

During both the years ended December 31, 2025 and 2024, the Company did not record any research and development expense related to the achievement of regulatory milestones for SPR206, as no milestones were met or were probable of being met as of the balance sheet date. In March 2025, the Company notified the parties to the Cantab Agreement of its decision to cease development of SPR206 and as such the Company does not expect to incur any milestones or royalties under the agreement.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During both the years ended December 31, 2025 and 2024, the Company did not recognize revenue under this agreement. In March 2025, the Company notified Everest of its decision to cease development of SPR206.

As of December 31, 2025, remaining future milestone payments of $34.0 million are fully constrained, and would be recognized when and if achievement of those milestones becomes probable.

Pfizer License and Share Purchase Agreements

On June 30, 2021, the Company and Pfizer Inc. (“Pfizer”) entered into a License Agreement (the “Pfizer License Agreement”) and a Share Purchase Agreement (the “Pfizer Purchase Agreement”). Under the terms of the Pfizer License Agreement, the Company granted Pfizer an exclusive royalty-bearing license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Pfizer Licensed Products”) globally with some territorial exceptions (the “Pfizer Territory”). The Pfizer Territory excludes the United States and the Everest Territory.

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

On December 31, 2025, the Company mutually agreed with Pfizer to terminate the Pfizer License Agreement. Under the terms of the termination agreement, (i) in the event that a product is ever commercialized in the Pfizer Territory by the Company or any successor-in-interest to SPR206, such party will pay Pfizer royalties on the net sales in the Pfizer Territory at the rates set forth in the Pfizer License Agreement and (ii) the Company is liable to Pfizer for up to $5 million from any future sale, divestiture, license, transfer or partnering of SPR206.

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

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At contract inception, $1.4 million of the then transaction price of $12.5 million was allocated to the license and know-how transfer performance obligations, which was fully satisfied and recognized as revenue upon delivery of the license. The additional $11.1 million was allocated to the research and development services obligation and was being recognized over time as services are delivered.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement were accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of December 31, 2024 and not included in the transaction price. The Company could also earn sales-based royalties.

The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

On December 31, 2025, the Company mutually agreed with Pfizer to terminate the Pfizer License Agreement. As a result of the termination of the Pfizer License Agreement, all rights and obligations of each party ceased. As no future performance research and development obligations existed as of the Pfizer License Agreement termination date, the remaining deferred revenue balance of $12.6 million was recognized as revenue. In total, and inclusive of the above, the Company recognized $12.6 million and $0.4 million of revenue from the contract during the years ended December 31, 2025 and 2024, respectively. Under the terms of the termination agreement, the Company is liable to Pfizer for up to $5 million from any future sale, divestiture, license, transfer or partnering of SPR206.

14. Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, resulting in a single reportable segment. The Company’s singular focus is on identifying and developing novel treatments for rare diseases and diseases with high unmet need. The Company earns revenue from collaboration agreements with third parties and grant revenue in connection with various government awards. The Company has determined that its Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM reviews the Company’s financial information on a consolidated basis for the purpose of allocating resources and assessing financial performance. The measure of segment assets is reported on the balance sheet as total consolidated assets. All the Company’s tangible assets are held in the United States.

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies for the operating segment are consistent with the Company’s policies for the consolidated financial statements. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated profit or loss, as reported on the consolidated statements of operations and comprehensive loss. This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company's reportable segment net revenues, significant segment expenses and consolidated profit (loss) for the years ended December 31, 2025 and 2024, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Revenues:
Grant revenue	$7,183	$20,581
Collaboration revenue - related party	47,033	27,025
Collaboration revenue	12,586	371
Total revenues	66,802	47,977

Less:
Tebipenem HBr	22,562	60,502
SPR720	985	16,626
SPR206	49	570
Research and development personnel related (including share-based compensation)	9,631	14,111
Facility related and other, research and development	5,240	4,948
General and administrative personnel related (including share-based compensation)	11,792	13,188
Professional and consultant fees	7,435	8,198
Facility related and other, general and administrative	1,949	2,318
Other segment items*	838	817
Interest income	(2,512)	(4,735)
Income tax expense	261	-
Consolidated profit (loss)	$8,572	$(68,566)

*Other segment items include restructuring charges (see Note 9), impairment of long-term asset and other income, net.

15. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024

Numerator:
Net income (loss)	$8,572	$(68,566)
Denominator:
Basic weighted average common shares outstanding	56,020,363	54,037,917
Effect of dilutive securities	3,018,862	—
Diluted weighted-average common shares outstanding	59,039,225	54,037,917

Net income (loss) per share, basic	$0.15	$(1.27)
Net income (loss) per share, diluted	$0.15	$(1.27)

SPERO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	2,530,535	2,814,850
Unvested RSUs	195,029	6,038,732
Total	2,725,564	8,853,582

16. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax or post-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company made matching contributions to the 401(k) Plan of $0.2 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

On December 17, 2025, Esther Rajavelu, President, Chief Executive Officer, Chief Financial Officer, Chief Business Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) (the “Trading Agreement”). The Trading Agreement will terminate on December 17, 2026 unless terminated earlier pursuant to the terms of the Trading Agreement. The aggregate number of shares to be sold under the Trading Agreement is 78,412.

None of our other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters” and “Code of Conduct and Ethics” in the Company’s proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance Matters - Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance Matters” in our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accounting Firm” in our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

3.3	Amended and Restated Bylaws of the Registrant		Form 10-Q (Exhibit 3.1)	11/13/2023	001-38266

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	7/17/2018	001-38266

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	11/16/2018	001-38266

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	2/28/2020	001-38266

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	9/14/2020	001-38266

4.1	Form of Common Stock Certificate		Form S-1 (Exhibit 4.1)	10/6/2017	333-220858

4.2	Description of Registrant’s Securities		Form 10-K (Exhibit 4.2)	3/30/2023	001-38266

10.1#	2017 Stock Incentive Plan, as amended		Form 10-Q (Exhibit 10.1)	8/12/2025	001-38266

10.2#	Form of Stock Option Agreement under the 2017 Stock Incentive Plan, as amended		Form S-8 (Exhibit 4.6)	9/20/2021	333-259662

10.3#	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/30/2021	001-38266

10.4#	2019 Inducement Equity Incentive Plan, as amended		Form 10-K (Exhibit 10.4)	3/13/2024	001-38266

10.5#	Form of Stock Option Agreement under the 2019 Inducement Equity Incentive Plan, as amended		Form S-8 (Exhibit 4.6)	8/10/2023	333-273880

10.6#	Form of Restricted Stock Unit Agreement under the 2019 Inducement Equity Incentive Plan, as amended		Form S-8 (Exhibit 4.7)	8/10/2023	333-273880

10.7#	Form of Director and Officer Indemnification Agreement	Form S-1 (Exhibit 10.4)	10/6/2017	333-220858

10.8#	Non-Employee Director Compensation Policy, as amended	Form 10-K (Exhibit 10.8)	3/13/2024	001-38266

10.9#	Employment Agreement, dated January 1, 2020, by and between the Registrant and Timothy Keutzer.	Form 10-K (Exhibit 10.12)	3/16/2020	001-38266

10.10#	Amendment to Employment Agreement, dated November 10, 2022, by and between the Registrant and Timothy Keutzer	Form 10-Q (Exhibit 10.9)	11/14/2022	001-38266

10.11#	Second Amendment to Employment Agreement, dated as of February 1, 2023, by and between the Registrant and Timothy Keutzer	Form 10-Q (Exhibit 10.1)	5/11/2023	001-38266

10.12#	Employment Agreement, dated October 31, 2023, by and between the Registrant and Esther Rajavelu	Form 10-Q (Exhibit 10.1)	5/15/2024	001-38266

10.13#	Interim Period Agreement, dated January 10, 2025, by and between the Registrant and Esther Rajavelu	Form 8-K (Exhibit 10.2)	1/10/2025	001-38266

10.14#	Amended and Restated Employment Agreement, dated April 28, 2025, by and between the Registrant and Esther Rajavelu	Form 10-Q (Exhibit 10.10)	5/13/2025	001-38266

10.15#	Amended and Restated Consulting Agreement, effective as of January 29, 2025, by and between the Registrant and John C. Pottage, Jr., M.D.	Form 10-K (Exhibit 10.28)	3/27/2025	001-38266

10.16	Lease Agreement, dated August 24, 2015, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC	Form S-1 (Exhibit 10.11)	10/6/2017	333-220858

10.17	First Amendment to Lease Agreement, dated January 17, 2018, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC	Form 8-K (Exhibit 99.1)	1/23/2018	001-38266

10.18	Second Amendment to Lease Agreement, dated December 16, 2019, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC	Form 8-K (Exhibit 99.1)	12/19/2019	001-38266

10.19	Third Amendment to Lease Agreement, dated May 4, 2020, by and between the Registrant and U.S. REIF Central Plaza Massachusetts, LLC	Form 10-Q (Exhibit 10.4)	8/6/2020	001-38266

10.20†

Stock Purchase Agreement, dated June 6, 2016, by and among Spero Cantab, Inc., the Registrant, Spero Cantab UK Limited, PBB Distributions Limited, New Pharma License Holdings Limited, Cantab Anti-Infectives Ltd and Pro Bono Bio PLC, as amended by Amendment to Stock Purchase Agreement, dated July 18, 2017

		Form S-1 (Exhibit 10.13)	10/6/2017	333-220858

10.21†	License Agreement, dated June 14, 2017, by and between the Registrant and Meiji Seika Pharma Co., Ltd., as supplemented by Addendum to License Agreement, dated June 14, 2017	Form S-1 (Exhibit 10.15)	10/6/2017	333-220858

10.22†	Contract Award, dated July 12, 2018, issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services	Form 10-Q (Exhibit 10.1)	11/8/2018	001-38266

10.23††	Amended and Restated License Agreement, dated January 15, 2021, by and between the Registrant and Everest Medicines II Limited		Form 10-K (Exhibit 10.25)	3/11/2021	001-38266

10.24†	License Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.		Form 10-Q (Exhibit 10.1)	8/5/2021	001-38266

10.25†	Share Purchase Agreement, dated June 30, 2021, by and between the Registrant and Pfizer Inc.		Form 10-Q (Exhibit 10.2)	8/5/2021	001-38266

10.26††	Termination Letter, dated December 31, 2025, by and between Registrant and Pfizer Inc. regarding termination of License Agreement	X

10.27††	Exclusive License Agreement, dated September 21, 2022, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.3)	11/14/2022	001-38266

10.28††	Amendment 1 to Exclusive License Agreement, dated July 4, 2023, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-K (Exhibit 10.34)	3/13/2024	001-38266

10.29††	Amendment 2 to Exclusive License Agreement, dated December 20, 2023, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-K (Exhibit 10.35)	3/13/2024	001-38266

10.30††	Amendment 3 to Exclusive License Agreement, dated March 4, 2024, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.4)	5/15/2024	001-38266

10.31††	Amendment 4 to Exclusive License Agreement, dated October 28, 2024, by and between the Registrant and GlaxoSmithKline Intellectual Property (No. 3) Limited		Form 10-Q (Exhibit 10.4)	11/14/2024	001-38266

10.32	Controlled Equity Offering Sales Agreement, dated March 11, 2021, by and between the Registrant and Cantor Fitzgerald & Co.		Form 10-K (Exhibit 10.28)	3/11/2021	001-38266

19.1	Spero Therapeutics, Inc. Insider Trading Policy, effective as of June 5, 2023		Form 10-K (Exhibit 19.1)	3/27/2025	001-38266

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/16/2020	001-38266

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

97.1	Clawback Policy, effective as of November 12, 2023		Form 10-K (Exhibit 97.1)	3/13/2024	001-38266

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

* The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Spero Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: March 26, 2026	By:	/s/ Esther Rajavelu
Esther Rajavelu
President, Chief Executive Officer, Chief Financial Officer, Chief Business Officer and Treasurer

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

Name	Title	Date

/s/ Esther Rajavelu	President, Chief Executive Officer, Chief Financial Officer, Chief Business Officer, Treasurer, and Director	March 26, 2026
Esther Rajavelu	(Principal Executive, Financial and Accounting Officer)

/s/ Milind Deshpande, Ph.D.	Director	March 26, 2026
Milind Deshpande, Ph.D.

/s/ Scott Jackson	Director	March 26, 2026
Scott Jackson

/s/ John C. Pottage, M.D.	Director	March 26, 2026
John C. Pottage, M.D.

/s/ Cynthia Smith	Director	March 26, 2026
Cynthia Smith

/s/ Frank E. Thomas	Director	March 26, 2026
Frank E. Thomas

/s/ Kathleen Tregoning	Director	March 26, 2026
Kathleen Tregoning

/s/ Patrick Vink, M.D.	Director	March 26, 2026
Patrick Vink, M.D.