Form 10-Q
period 2026-03-31
Spero Therapeutics, Inc.
filed 2026-05-13
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026, the registrant had 57,901,493 shares of common stock, $0.001 par value per share, outstanding.

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

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$56,129	$40,265
Collaboration receivable, current - related party	—	25,359
Other receivables	44	28
Prepaid expenses and other current assets	1,439	1,634
Total current assets	57,612	67,286
Operating lease right of use assets	1,256	1,480
Other assets	153	153
Total assets	$59,021	$68,919

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	217	693
Accrued expenses and other current liabilities	3,142	5,578
Operating lease liabilities	1,967	1,956
Income taxes payable	163	383
Deferred revenue, current - related party	—	258
Total current liabilities	5,489	8,868
Non-current operating lease liabilities	507	939
Other long-term liabilities	91	91
Total liabilities	6,087	9,898
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 57,891,493 shares issued and outstanding as of March 31, 2026 and 56,414,657 shares issued and outstanding as of December 31, 2025	58	56
Additional paid-in capital	511,145	510,031
Accumulated deficit	(458,269)	(451,066)
Total stockholders' equity	52,934	59,021
Total liabilities and stockholders' equity	$59,021	$68,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Grant revenue	$—	$763
Collaboration revenue - related party	258	5,099
Collaboration revenue	—	12
Total revenues	258	5,874

Operating expenses:
Research and development	2,909	13,606
General and administrative	4,887	6,824
Restructuring	—	175
Total operating expenses	7,796	20,605
Loss from operations	(7,538)	(14,731)
Other income (expense):
Interest income	336	864
Other income (expense), net	(1)	1
Total other income (expense), net	335	865
Net loss and comprehensive loss	$(7,203)	$(13,866)

Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.25)

Weighted average common shares outstanding, basic and diluted:	57,281,570	55,376,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,203)	$(13,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease cost	226	273
Share-based compensation	1,114	1,556
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	25,359	25,780
Other receivables	(16)	2,417
Prepaid expenses and other current assets	195	363
Accounts payable	(476)	(5,541)
Accrued expenses and other current liabilities	(2,436)	(9,536)
Deferred revenue, current and non-current	—	(12)
Deferred revenue - related party, current and non-current	(258)	(5,099)
Operating lease liability	(421)	(337)
Income taxes	(220)	—
Net cash provided by (used in) operating activities	15,864	(4,002)
Net increase (decrease) in cash and cash equivalents:	15,864	(4,002)
Cash, cash equivalents and restricted cash at beginning of period	40,265	52,889
Cash, cash equivalents and restricted cash at end of period	$56,129	$48,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2025	56,414,657	$56	$510,031	$(451,066)	$59,021
Issuance of common stock upon the vesting of restricted stock units	1,476,836	2	—	—	2
Share-based compensation expense	—	—	1,114	—	1,114
Net loss	—	—	—	(7,203)	(7,203)
Balances at March 31, 2026	57,891,493	$58	$511,145	$(458,269)	$52,934

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2024	54,593,527	$55	$505,706	$(459,638)	$46,123
Issuance of common stock upon the vesting of restricted stock units	1,307,114	1	—	—	1
Share-based compensation expense	—	—	1,556	—	1,556
Net loss	—	—	—	(13,866)	(13,866)
Balances at March 31, 2025	55,900,641	$56	$507,262	$(473,504)	$33,814

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

Following the termination of the Company's earlier stage programs (SPR206 and SPR720), the Company remains focused on completing its obligations under the GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow the Company's portfolio of clinical-stage product candidates.

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

To date, the Company has funded its operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. The Company has incurred recurring cash outflows from operating activities and losses in most periods since its inception. During the three months ended March 31, 2026 and 2025, the Company had net losses of $7.2 million and $13.9 million, respectively. In addition, as of March 31, 2026, the Company had an accumulated deficit of $458.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

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

Interim Financial Information

The consolidated balance sheet at December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026, and results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

Segment Information

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s singular focus is on identifying and developing novel treatments for bacterial infections, including multi-drug resistant (“MDR”) bacterial infections, and rare diseases. All of the Company’s tangible assets are held in the United States.

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

As of March 31, 2026 and December 31, 2025, the Company had no off-balance sheet risks, including but not limited to, foreign exchange contracts, option contracts, or other hedging arrangements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market instruments.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheets as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of March 31, 2026 and 2025, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Share-Based Compensation

The Company issues share-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its share-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC 718, Compensation—Stock Compensation, and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. If the service condition is not met or not expected to be met, any compensation expense previously recognized to date associated with the awards will be reversed. The Company has also granted certain awards subject to performance-based vesting eligibility and a subsequent partial time-based vesting schedule. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2026, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The new guidance will reduce the number of contracts (or embedded features within instruments) that are accounted for as derivatives under ASC 815, Derivatives and Hedging. The ASU adds a new scope exception to the derivatives guidance for underlying based on the operations or activities specific to one of the parties to the contract. The ASU also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is “unconditional,” as defined in the ASU. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This standard became effective for the Company on January 1, 2026. The Company adopted ASU 2025-07 in the first quarter of 2026 and it did not have a material impact on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU relates to estimating credit losses under Current Expected Credit Losses for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The ASU does not apply to other types of accounts receivable and loans. For all entities, the ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. In addition, entities other than public business entities can also make an accounting policy election to consider subsequent collections of balances received after the balance sheet date through a date selected by the entity. This policy election is available only if the entity elects the practical expedient. The date selected must be when or before financial statements are available to be issued. Under this accounting policy election, no credit loss would be recorded on balances that have been collected through subsequent receipts. Remaining uncollected amounts would be evaluated for credit losses using the practical expedient. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This standard became effective for the Company on January 1, 2026. The Company adopted ASU 2025-05 in the first quarter of 2026 and it did not have a material impact on its financial statements and related disclosures.

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

3.
Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$55,520	$—	$55,520
Total cash equivalents	—	55,520	—	55,520

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$39,672	$—	$39,672
Total cash equivalents	—	39,672	—	39,672

Excluded from the tables above is cash of $0.6 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, there were no transfers between Level 1, Level 2 and Level 3 categories.

4.
Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and related expenses	$575	$3,060
Accrued external research and development expenses	1,594	1,741
Accrued professional fees	898	644
Accrued other	75	133
Total accrued expenses and other current liabilities	$3,142	$5,578

5.
Common Stock

“At-the-Market” Offering

The Company filed a universal shelf registration statement on Form S-3 with the SEC on March 15, 2024, which became effective on March 22, 2024, and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, including up to $75.0 million of its common stock available for issuance pursuant to the Sales Agreement.

Under the Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the Sales Agreement.

During the quarters ended March 31, 2026 and 2025, and through the issuance date of these consolidated financial statements, the Company did not sell any shares of its common stock under the Sales Agreement.

6.
Share-Based Compensation

The Company maintains two equity compensation plans, the 2017 Stock Incentive Plan, as amended (the “2017 Plan”) and the 2019 Inducement Equity Incentive Plan, as amended (the “2019 Inducement Plan”, and together with the 2017 Plan, the “Equity Plans”), which provide for the grant of share-based awards to its directors, officers, consultants and other employees. The Equity Plans provide for the grant of non-qualified and incentive stock options, as well as restricted stock units (“RSUs”), restricted stock and other share-based awards.

2017 Stock Incentive Plan

On June 28, 2017, the Company’s stockholders approved the 2017 Plan. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, stock grants and share-based awards. The 2017 Plan is administered by the Board of Directors, or at the discretion of the Board of Directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The number of shares initially reserved for issuance under the 2017 Plan was 1,785,416 shares of common stock. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2017 Plan.

Subsequently, the Company’s stockholders approved amendments to the 2017 Plan, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 18,188,627 and made certain other amendments to the plan.

As of March 31, 2026, there were 5,949,342 shares remaining available to be issued under the 2017 Plan, as amended.

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

As of March 31, 2026, there were 1,281,112 shares remaining available to be issued under the 2019 Inducement Plan, as amended.

The Equity Plans

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) for the three months ended March 31, 2026:

	2017 Plan	2019 Inducement Plan	Total Number of Stock Options
Outstanding as of December 31, 2025	2,356,266	44,167	2,400,433
Granted	1,118,350	—	1,118,350
Outstanding as of March 31, 2026	3,474,616	44,167	3,518,783

As of March 31, 2026, a total of 21,345,127 shares of common stock have been authorized and reserved for issuance under the Equity Plans and 7,230,454 shares of common stock were available for future issuance under such plans.

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

For the three months ended March 31, 2026, the assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted to employees were as follows, presented on a weighted average basis:

Three Months Ended March 31,
2026
Risk-free interest rate	3.90%
Expected term (in years)	6.17
Expected volatility	104.0%
Expected dividend yield	0.0%

The following table summarizes stock option activity under the Equity Plans (excluding RSUs) during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	2,400,433	$9.98	3.62	$58
Granted	1,118,350	2.23	—	—
Outstanding as of March 31, 2026	3,518,783	$7.52	5.34	$182
Outstanding as of March 31, 2026 - vested and expected to vest	3,518,783	$7.52	5.34	$182
Exercisable at March 31, 2026	3,518,783	$7.52	5.34	$182

The weighted average grant-date fair value of awards granted during the three months ended March 31, 2026 was $1.84 per share. No stock options were granted during the three months ended March 31, 2025. No stock options were exercised during both the three months ended March 31, 2026 and 2025. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of March 31, 2026, total unrecognized compensation related to unvested stock option grants was $2.0 million. This amount is expected to be recognized over a weighted-average period of 3.75 years.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans (excluding performance-based RSUs) during the three months ended March 31, 2026:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	5,436,774	$1.33
Granted	852,525	2.23
Vested and released	(1,476,836)	1.60
Forfeited or cancelled	(410,055)	1.20
Outstanding as of March 31, 2026 - vested and expected to vest	4,402,408	$1.43

As of March 31, 2026, there was approximately $5.3 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.54 years.

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

Share-Based Compensation Expense

The Company recorded share-based compensation expense for both RSUs and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$272	$529
General and administrative expenses	842	1,027
Total	$1,114	$1,556

7.
Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company accrues the estimated loss. Disclosure is provided when a loss is considered probable, but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable. If such a loss is not probable or cannot be reasonably estimated, a liability is not recorded. As of March 31, 2026 and December 31, 2025, no material accruals have been recorded for potential contingencies related to these matters.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 9).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts. In September 2025, the Company entered into sublease agreements for a portion of its lease through the remainder of its lease term. The Company recorded sublease income as a reduction of lease expense, in an amount of $0.2 million for the three months ended March 31, 2026.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The process surrounding the Investigation and the Wells Notice (both as defined below) has resulted in legal expenses and certain liabilities for the Company and the named individuals, and each of the named individuals, as directors and/or officers of the Company at the time of the initiation of the Investigation and Wells Notice, are entitled to indemnification for certain costs associated with the Investigation and the Wells Notice. The Company maintains a general liability insurance policy that covers certain expenses and liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers (the “D&O Insurance”), however, the total expenses and liabilities in connection with the Investigation and the Wells Notice and the amount that will be covered by such D&O Insurance is unknown at this time. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2026 or December 31, 2025.

Legal Proceedings

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

On January 16, 2026, acting pursuant to an offer of settlement submitted by Dr. Mahadevia and Mr. Shukla, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the Securities Act, directing Dr. Mahadevia and Mr. Shukla to cease and desist from committing or causing any violations of Section 17(a)(2) of the Securities Act, 15 U.S.C. § 77q(a)(2) (the “SEC Order”). In the SEC Order, the SEC made findings that, from March 31, 2022 to May 3, 2022, Dr. Mahadevia and Mr. Shukla, violated Section 17(a)(2) of Securities Act, which provides that it is unlawful for any person, in the offer or sale of a security, to “obtain money or property by means of any untrue statement of material fact” or a material omission necessary to make statements made not misleading. A violation of this provision does not require scienter and may rest on a finding of negligence. Dr. Mahadevia and Mr. Shukla consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

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

8.
Government Contract

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem HBr for the treatment of cUTI caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The original award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. Through a number of contract modifications and the exercise of additional contract options by BARDA, the committed funding was increased to $65.6 million as of March 31, 2026, and the period of performance extended through October 31, 2026.

The Company did not recognize any grant revenue under the BARDA agreement for the three months ended March 31, 2026 and recognized $0.7 million of grant revenue for the three months ended March 31, 2025.

As of March 31, 2026, of the $65.6 million of committed funding, the Company has cumulatively recognized $65.1 million of grant revenue under the BARDA agreement. The Company does not anticipate receiving the remaining funding from BARDA.

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

The Company was entitled to receive the $95.0 million milestone payment in four equal semiannual installments under the GSK License Agreement. This milestone was accounted for as variable consideration under ASC 606 and was added to the transaction price in the fourth quarter of 2023. The Company determined that a significant financing component of $2.5 million exists related to extended payment terms granted to GSK. The Company presents the effects of the financing component separately from collaboration revenue – related party as a component of interest income in its consolidated statement of operations. Of the $95.0 million milestone, $64.7 million was recognized upon achievement of the milestone in the fourth quarter of 2023, and the remaining amount after the $2.5 million significant financing component was allocated to the research and development services performance obligation and was recognized over time as the services were delivered, on a cumulative catch-up basis.

The Company received the first milestone installment payment of $23.8 million in the first quarter of 2024, the second milestone payment in the third quarter of 2024, the third milestone payment in the first quarter of 2025 and the Company received the final development milestone payment in the third quarter of 2025. The Company could also earn sales-based royalties.

The potential future development milestone payments from the GSK License Agreement are accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of March 31, 2026 and not included in the transaction price. The Company can also earn sales-based royalties.

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

Pursuant to Amendment 4 to the GSK License Agreement, the Company allocated $0.8 million of the total potential additional milestones to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under ASC 606 and were added to the transaction price in the fourth quarter of 2024 and were recognized over time as services were delivered.

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

The Company recognized $0.3 million and $5.1 million during the three months ended March 31, 2026 and 2025, respectively, related to the performance obligations, which were recorded as collaboration revenue – related party on its consolidated statement of operations. As of March 31, 2026, the research and development services related to the performance obligations were fully recognized.

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

SPR720 Agreements

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) (the “Vertex Assignment and License Agreement”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, non-refundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three months ended March 31, 2026 and 2025, the Company did not record any research and development expense under this agreement and the next milestone under this agreement is not accrued because it is not yet probable.

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

During both the three months ended March 31, 2026 and 2025, the Company did not recognize revenue under this agreement. In March 2025, the Company notified Everest of its decision to cease development of SPR206.

As of March 31, 2026, the remaining future milestone payments of $34.0 million are fully constrained, and would be recognized when and if achievement of those milestones becomes probable.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement were accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of March 31, 2026 and not included in the transaction price. The Company could also earn sales-based royalties.

The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

On December 31, 2025, the Company mutually agreed with Pfizer to terminate the Pfizer License Agreement. As a result of the termination of the Pfizer License Agreement, all rights and obligations of each party ceased. As no future performance research and development obligations existed as of the Pfizer License Agreement termination date, the remaining deferred revenue balance of $12.6 million was recognized as revenue in December 2025. The Company did not recognize any revenue under the Pfizer License Agreement for the three months ended March 31, 2026 and recognized less than $0.1 million of revenue for the three months ended March 31, 2025. Under the terms of the termination agreement, the Company is liable to Pfizer for up to $5 million from any future sale, divestiture, license, transfer or partnering of SPR206.

10.
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

The accounting policies for the operating segment are consistent with the Company’s policies for the consolidated financial statements. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated profit or loss, as reported on the consolidated statements of operations and comprehensive loss. This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company's reportable segment net revenues, significant segment expenses and consolidated profit (loss) for the quarters ended March 31, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Grant Revenue	$—	$763
Collaboration revenue - related party	258	5,099
Collaboration revenue	—	12
Total revenues	258	5,874

Less:
Tebipenem HBr	412	8,669
SPR720	—	449
SPR206	—	49
Research and development personnel related (including share-based compensation)	1,669	3,337
Facility related and other, research and development	828	1,102
General and administrative personnel related (including share-based compensation)	2,290	4,118
Professional and consultant fees	1,681	2,263
Facility related and other, general and administrative	916	443
Other segment items*	1	174
Interest income	(336)	(864)
Consolidated loss	$(7,203)	$(13,866)

*Other segment items include restructuring charges, impairment of long-term asset and other income, net.

11.
Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(7,203)	$(13,866)

Denominator:
Weighted average common shares outstanding, basic and diluted	57,281,570	55,376,188

Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.25)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	3,518,783	2,644,579
Unvested RSUs and PSUs	4,402,408	8,262,815
	7,921,191	10,907,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing novel treatments for rare diseases and diseases with high unmet need.

Our clinical-stage product candidate, tebipenem HBr, has completed a second Phase 3 trial, and we believe has the potential to be the first oral carbapenem to treat adult patients with complicated urinary tract infections (“cUTIs”), including pyelonephritis, caused by certain microorganisms. In September 2022, we entered into an exclusive license agreement with GSK for the development, manufacture and commercialization of tebipenem HBr, which includes the transfer of the IND and the New Drug Application (“NDA”) ownership to GSK. In May 2025, we and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem HBr met its primary endpoint and was stopped early for efficacy. GSK has submitted the data from the trial as part of an NDA Class 2 resubmission for tebipenem HBr to the FDA in December 2025, which has been accepted by the FDA. GSK reported that the Prescription Drug User Fee Act (“PDUFA”) date has been set as June 18, 2026.

Following the termination of our earlier stage programs (SPR206 and SPR720), we remain focused on supporting GSK in the FDA approval process pursuant to our obligations under the GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow our portfolio of clinical-stage product candidates.

We have experienced mostly net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of tebipenem HBr, or any product candidate we may develop in the future. As of March 31, 2026, we had an accumulated deficit of $458.3 million, and cash and cash equivalents of $56.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements at least into 2028. During this period, we remain focused on supporting GSK in the FDA approval process pursuant to our obligations under our GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow our portfolio of clinical-stage product candidates. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we will have to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities and the development of any of our product candidates, which include:

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

Funding Received from Government Contracts and Collaborations

Since our inception, we were able to obtain partial funding for our research and development activities from government contracts, government tax incentives and collaboration arrangements. The classification within our statement of operations and comprehensive loss of the funding received under these arrangements was subject to management judgment based on the nature of the arrangements we enter into, the source of the funding and whether the funding is considered central to our business operations.

Government Contracts

We had generated revenue from government contracts that reimbursed us for certain allowable costs for funded projects. For contracts with government agencies, when we had concluded that we were the principal in conducting the research and development expenses and where the funding arrangement is considered central to our ongoing operations, we classify the recognized funding received as revenue. Revenue from government grants was recognized as the qualifying expenses related to the contracts were incurred, provided that there is reasonable assurance of recoverability. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding was recorded as unbilled receivables, a component of prepaid expenses and other current assets, in the consolidated balance sheet. We did not receive any funding under the Biomedical Advanced Research and Development Authority (“BARDA”) contract in the three months ended March 31, 2026 and do not anticipate receiving any additional funding under the BARDA contract as the Company has utilized all fully committed funds under the contract.

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

Share-Based Compensation

We issue share-based awards to employees and directors in the form of stock options and restricted stock units. We measure and recognize compensation expense for our share-based awards granted to our employees and directors based on the estimated grant date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“ASC 718”), Compensation—Stock Compensation. We determine the fair value of restricted stock units based on the fair value of our common stock. We measure all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model, and we recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options and performance-based awards, the risk-free interest rate for a period that approximates the expected term of our common stock options and performance-based awards, and our expected dividend yield. We have also granted certain awards with performance-based criteria.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Revenues:
Grant revenue	$—	$763	$(763)
Collaboration revenue - related party	258	5,099	(4,841)
Collaboration revenue	—	12	(12)
Total revenues	258	5,874	(5,616)

Operating expenses:
Research and development	2,909	13,606	(10,697)
General and administrative	4,887	6,824	(1,937)
Restructuring	—	175	(175)
Total operating expenses	7,796	20,605	(12,809)
Loss from operations	(7,538)	(14,731)	7,193
Other income (expense):
Interest income	336	864	(528)
Other income (expense), net	(1)	1	(2)
Total other income (expense), net	335	865	(530)
Net loss	$(7,203)	$(13,866)	$6,663

Grant Revenue (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
BARDA Contract (Tebipenem HBr)	$—	$734	$(734)
NIAID Contract (SPR206)	—	29	(29)
Total grant revenue	$—	$763	$(763)

No grant revenue was recognized during the three months ended March 31, 2026. Grant revenue recognized during the three months ended March 31, 2025 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in grant revenue during the three months ended March 31, 2026 was primarily due to a decrease of $0.7 million of committed funds remaining available under our BARDA contract for tebipenem HBr, and a decrease of $0.1 million in qualifying expenses incurred under our U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) award relating to SPR206. We ceased development of SPR206 and the NIAID award was terminated in April 2025 and the committed funds under the BARDA contract have been fully utilized by the Company.

Collaboration Revenue (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
GSK (Tebipenem HBr)	$258	$5,099	$(4,841)
Pfizer (SPR206)	—	12	(12)
Total collaboration revenue	$258	$5,111	$(4,853)

During the three months ended March 31, 2026, we recognized $0.3 million in collaboration revenue related to our agreement with GSK and no collaboration revenue related to our agreement with Pfizer as we terminated the Pfizer agreement in December 2025. During the three months ended March 31, 2025, we recognized $5.1 million in collaboration revenue related to our agreement with GSK and less than $0.1 million in collaboration revenue related to our agreement with Pfizer.

Research and Development Expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Direct research and development expenses by program:
Tebipenem HBr	$412	$8,669	(8,257)
SPR720	—	449	$(449)
SPR206	—	49	(49)
Unallocated expenses:
Personnel related (including share-based compensation)	1,669	3,337	(1,668)
Facility related and other	828	1,102	(274)
Total research and development expenses	$2,909	$13,606	$(10,697)

Direct costs related to our tebipenem HBr program decreased by $8.3 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to decreased clinical activities related to our pivotal Phase 3 clinical trial of tebipenem HBr, which was stopped early for efficacy during the first half of 2025.

Direct costs related to our SPR720 program decreased by $0.4 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to the cessation of development of the SPR720 program, which was announced in November 2025.

Direct costs related to our SPR206 program decreased by less than $0.1 million during the three months ended March 31, 2026, primarily due to the cessation of development of the SPR206 program, which was announced in March 2025.

The decrease in personnel-related costs of $1.7 million was primarily a result of decreased headcount costs in our research and development functions between the periods. Personnel-related costs for the three months ended March 31, 2026 and 2025 included share-based compensation expense of $0.3 million and $0.5 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Personnel related (including share-based compensation)	$2,290	$4,118	$(1,828)
Professional and consultant fees	1,681	2,263	(582)
Facility related and other	916	443	473
Total general and administrative expenses	$4,887	$6,824	$(1,937)

The decrease in personnel-related costs of $1.8 million was primarily a result of decreased headcount costs in our general and administrative functions between the periods. Personnel-related costs for the three months ended March 31, 2026 and 2025 included share-based compensation expense of $0.8 million and $1.0 million, respectively.

The decrease in professional and consultant fees of $0.6 million was primarily due to a decrease in legal and consulting expenses incurred in the three months ended March 31, 2026.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $0.3 million for the three months ended March 31, 2026, compared to $0.9 million for the three months ended March 31, 2025. Total other income for the three months ended March 31, 2025, included $0.9 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the U.S. Department of Defense, NIAID, Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any of our product candidates and we may not generate revenue from sales of any product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, and from the proceeds of multiple common stock offerings. As of March 31, 2026, we had cash and cash equivalents of $56.1 million. In February 2026, we received a $25.0 million milestone payment under the GSK agreement, which we were entitled to receive upon GSK’s filing of an NDA for tebipenem HBr with the FDA in December 2025.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash provided by (used) in operating activities	$15,864	$(4,002)
Net increase (decrease) in cash and cash equivalents	$15,864	$(4,002)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026, was $15.9 million, primarily resulting from our net loss of $7.2 million, adjusted for non-cash items of $1.3 million (primarily share-based compensation). Net cash provided by changes in our operating assets and liabilities was $21.7 million and consisted primarily of a $25.4 million decrease in our related party collaboration receivable, primarily due to the receipt of the milestone payment upon the filing of the NDA from GSK (see Note 9 - License, Collaboration and Service Agreements), offset by a $2.4 million decrease in accrued expenses, a $0.6 million decrease in other liabilities, a $0.5 million decrease in accounts payable, a $0.3 million decrease in deferred revenue, and a $0.2 million decrease in prepaid expenses.

Net cash used in operating activities for the three months ended March 31, 2025, was $4.0 million, primarily resulting from our net loss of $13.9 million, adjusted for non-cash items of $1.8 million (primarily share-based compensation). Net cash provided by changes in our operating assets and liabilities was $8.0 million and consisted primarily of a $25.8 million decrease in our related party collaboration receivable, primarily due to the receipt of the third installment payment from GSK (see Note 9 - License, Collaboration and Service Agreements), a $9.5 million decrease in accrued expenses, a $5.5 million decrease in accounts payable, a $5.1 million decrease in deferred revenue, a $2.4 million net decrease in other receivables, and a $0.4 million decrease in prepaid expenses.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to the advancement of our program and the timing of vendor invoicing and payments. Changes in deferred revenue are related to the GSK License Agreement. Changes in collaboration receivable - related party are related to the GSK License Agreement.

Investing Activities

We did not undertake any investing activities during either of the three months ended March 31, 2026 or 2025.

Financing Activities

We did not undertake any financing activities during either of the three months ended March 31, 2026 or 2025.

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

As of March 31, 2026, we had cash and cash equivalents of $56.1 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2026 will enable us to fund our operating expenses and required capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report and into 2028.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2026, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we had cash and cash equivalents of $56.1 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. Treasury interest rates. We did not have any assets classified as marketable securities as of March 31, 2026. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 16, 2026, acting pursuant to an offer of settlement submitted by each of Dr. Mahadevia and Mr. Shukla, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the Securities Act, directing Dr. Mahadevia and Mr. Shukla to cease and desist from committing or causing any violations of Section 17(a)(2) of the Securities Act, 15 U.S.C. § 77q(a)(2) (the “SEC Order”). In the SEC Order, the SEC made findings that, from March 31, 2022 to May 3, 2022, Dr. Mahadevia and Mr. Shukla, violated Section 17(a)(2) of Securities Act, which provides that it is unlawful for any person, in the offer or sale of a security, to “obtain money or property by means of any untrue statement of material fact” or a material omission necessary to make statements made not misleading. A violation of this provision does not require scienter and may rest on a finding of negligence. Dr. Mahadevia and Mr. Shukla consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

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

As a result, we are currently substantially dependent on our tebipenem program and our collaboration with GSK. As described under Note 9 to our condensed consolidated financial statements, GSK has the right to terminate the GSK License Agreement (1) at any time upon a specified number of days’ notice, (2) upon a material breach by us or (3) upon a bankruptcy of Spero. Alternatively, in the case of a material breach by Spero, GSK may, in lieu of terminating the GSK License Agreement, elect to reduce any commercial milestone payments to Spero by 50%. In addition, in such circumstance, GSK may assume the responsibility and expense of development of tebipenem HBr in the United States, in which case no development milestone payments would be payable to Spero. In the case of a Change of Control (as defined in the GSK License Agreement) of Spero, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem HBr in the United States and no development milestones would be payable to Spero, as described above. Any termination of the GSK License Agreement or any failure to earn, or reduction in, milestone payments may materially adversely affect our business and prospects.

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

If we are required to conduct additional clinical trials or other testing of any existing or future product candidates beyond the trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of any existing or future product candidates, if the results of these trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with any existing or future product candidates, we may:

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
•
the diversion of our management’s attention from any existing or future product candidates and initiatives in pursuing such acquisition or strategic collaboration;
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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for Gram-negative infections, including Emblaveo (Aztreonam-avibactam) from Allergan, Avycaz (ceftazidime-avibactam) from Allergan and Pfizer, Zerbaxa (ceftolozane-tazobactam) from Merck & Co., imipenem/cilastatin and Recarbrio (relebactam) from Merck & Co., Zemdri (plazomicin) from Cipla Therapeutics, Inc., Fetroja (cefiderocol) from Shionogi & Co. Ltd., Vabomere (meropenem-vaborbactam) from CorMedix Inc., Exblifep (cefepime/enmetazobactam) from Allecra Therapeutics, and Contepo (fosfomycin) from Meitheal Pharmaceuticals.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, malware, including ransomware, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. Our measures to prevent, respond to, and minimize such risks may be unsuccessful. While we have not, to our knowledge, experienced any significant system failure, accident or material cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations, as well as our financial condition. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such a loss could also expose us to regulatory enforcement, civil liability and reputational damage. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, in addition to incurring liability, the further development of any product candidates could be delayed or our competitive position could be compromised. Additionally, such disruptions or cybersecurity incidents could result in enforcement actions by U.S. or foreign regulatory authorities, regulatory penalties, and other legal liabilities such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, all of which could harm our business and operations.

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

We have not generated any revenue from the sale of our products and have incurred losses in most years since our inception in 2013. Our net loss was $7.2 million and $13.9 million for the three months ended March 31, 2026 and 2025, respectively. We have yet to have a product candidate approved for sale and we may never have a product candidate approved for commercialization.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements at least into 2028. During this period, we remain focused on supporting GSK in the FDA approval process pursuant to our obligations under our GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow our portfolio of clinical-stage product candidates. Beyond this point, or in the event we change our current operating plan, we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements at least into 2028. During this period, we remain focused on supporting GSK in the FDA approval process pursuant to our obligations under our GSK License Agreement and advancing other corporate activities, including exploring opportunities to grow our portfolio of clinical-stage product candidates. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities, including:

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

We have and may continue to seek third-party collaborators for development and commercialization of certain of our existing or future product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to tebipenem pivoxil and tebipenem HBr, a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023, and were entitled to receive a $95.0 million development milestone payment payable in four equal semi-annual installments, of which we received $23.8 million in each of the first quarter of 2024, the third quarter of 2024, the first quarter of 2025 and the third quarter of 2025 and a $25.0 million milestone for GSK’s submission of an NDA with the FDA for tebipenem HBr, which was received in February 2026. Remaining potential payments under the GSK License Agreement are milestone based and are (i) up to $101.0 million in commercial milestone payments, and (ii) up to $225.0 million in sales milestone payments. In addition to the milestones described above, GSK is obligated to pay royalties to us on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000.0 million each year.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of March 31, 2026, we have two registered U.S. trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

On April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States. The action affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning July 31, 2026, a 100% tariff will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations or are listed in the FDA’s Lists of Licensed Biological Products. The 100% tariff also applies to active pharmaceutical ingredients and key starting materials for such articles. Certain categories of products are exempt from these tariffs, including generic pharmaceuticals and biosimilars; U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation; drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce; and goods that qualify as “prototypes to be used exclusively for development, testing, product evaluation, or quality control purposes,” may be excluded from the additional tariffs.

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

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Spero Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPERO THERAPEUTICS, INC.

Date: May 13, 2026	By:	/s/ Esther Rajavelu
Esther Rajavelu
President, Chief Executive Officer, Chief Financial Officer, Chief Business Officer and Treasurer
(Principal Executive, Financial and Accounting Officer)