Form 10-Q
period 2026-06-30
Spero Therapeutics, Inc.
filed 2026-08-12
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, the registrant had 58,234,827 shares of common stock, $0.001 par value per share, outstanding.

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
•
the initiation, timing, design, progress and results of any preclinical studies and clinical trials;
•
the potential receipt of milestone payments and royalties on future sales under our License Agreement, as amended (the “GSK License Agreement”), with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”);
•
the implementation of our business model and strategic plans for our business and current and future product candidates;
•
the timely development of any new product candidates;
•
the scope, progress, expansion and costs of developing our current and future product candidates;
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•
the timing of regulatory filings and likelihood of approvals for our current and future product candidates, including the timing of the filing of a U.S. Investigational New Drug application (“IND”) for SP001;
•
revenue received from commercial sales of Utebzi, and the timing and amount Utebzi royalties paid to affiliates of Healthcare Royalty Management, LLC under our royalty financing transaction agreements;
•
the future development, commercialization, marketing and manufacturing of our current and future product candidates, if approved;
•
the pricing, coverage and reimbursement of our current and future product candidates, if approved;
•
the scope of protection we are able to obtain and maintain for intellectual property rights covering our current and future product candidates;
•
our ability to enter into strategic arrangements and/or collaborations and the potential benefits of such arrangements;
•
developments relating to our competitors and our industry;
•
our and our strategic partners' ability to predict and manage the impact of government laws and regulations;
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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
In June 2026, the U.S. Food and Drug Administration (“FDA”) approved GSK’s NDA resubmission for Utebzi™ (tebipenem pivoxil), and we have since shifted our focus and resources to advancing the development of SP001. Consequently, our business and prospects are substantially dependent on the successful development of SP001 and on our ability to receive milestone and royalty revenues from our collaboration partner, GSK, in connection with the commercialization of Utebzi. If we fail to execute successfully on the development of SP001 or our ability to receive royalty and milestone revenues from GSK is not in line with our current expectations, our business and prospects may be materially adversely affected.
•
Our ability to realize the value of Utebzi depends on commercialization efforts through our partnership with GSK.
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
•
We have historically contracted with third parties for the manufacture of clinical supplies and expect to continue to do so in connection with any future clinical trials and commercialization of any potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our existing and future product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$50,774	$40,265
Collaboration receivable, current - related party	—	25,359
Other receivables	25	28
Prepaid expenses and other current assets	785	1,634
Total current assets	51,584	67,286
Operating lease right of use assets	1,029	1,480
Other assets	153	153
Total assets	$52,766	$68,919

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	155	693
Accrued expenses and other current liabilities	6,110	5,578
Operating lease liabilities	2,000	1,956
Income taxes payable	163	383
Deferred revenue, current - related party	—	258
Total current liabilities	8,428	8,868
Non-current operating lease liabilities	43	939
Other long-term liabilities	91	91
Total liabilities	8,562	9,898
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized as of June 30, 2026 and 120,000,000 shares authorized as of December 31, 2025; 58,146,910 shares issued and outstanding as of June 30, 2026 and 56,414,657 shares issued and outstanding as of December 31, 2025	58	56
Additional paid-in capital	511,967	510,031
Accumulated deficit	(467,821)	(451,066)
Total stockholders' equity	44,204	59,021
Total liabilities and stockholders' equity	$52,766	$68,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Grant revenue	$—	$2,387	$—	$3,150
Collaboration revenue - related party	—	11,802	258	16,901
Collaboration revenue	—	—	—	12
Total revenues	—	14,189	258	20,063

Operating expenses:
Research and development	3,434	10,672	6,343	24,278
General and administrative	6,492	5,878	11,379	12,702
Restructuring	—	83	—	258
Total operating expenses	9,926	16,633	17,722	37,238
Loss from operations	(9,926)	(2,444)	(17,464)	(17,175)
Other income (expense):
Interest income	377	740	713	1,604
Other income (expense), net	(3)	4	(4)	5
Total other income, net	374	744	709	1,609
Net loss and comprehensive loss	$(9,552)	$(1,700)	$(16,755)	$(15,566)

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.03)	$(0.29)	$(0.28)

Weighted average shares of common stock outstanding, basic and diluted:	57,968,608	56,026,767	57,626,986	55,703,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,755)	$(15,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash lease cost	453	551
Stock-based compensation	1,936	2,270
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	25,359	24,938
Other receivables	3	625
Prepaid expenses and other current assets	849	616
Accounts payable	(538)	(6,526)
Accrued expenses and other current liabilities	532	(10,997)
Deferred revenue, current and non-current	—	(12)
Deferred revenue - related party, current and non-current	(258)	(16,901)
Operating lease liability	(852)	(682)
Income taxes payable	(220)	(11)
Net cash provided by (used in) operating activities	10,509	(21,695)
Net increase (decrease) in cash and cash equivalents:	10,509	(21,695)
Cash, cash equivalents and restricted cash at beginning of period	40,265	52,889
Cash, cash equivalents and restricted cash at end of period	$50,774	$31,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at March 31, 2026	57,891,493	$58	$511,145	$(458,269)	$52,934
Issuance of common stock upon the vesting of restricted stock units	255,417	—	—	—	—
Stock-based compensation expense	—	—	822	—	822
Net loss	—	—	—	(9,552)	(9,552)
Balances at June 30, 2026	58,146,910	$58	$511,967	$(467,821)	$44,204

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2025	56,414,657	$56	$510,031	$(451,066)	$59,021
Issuance of common stock upon the vesting of restricted stock units	1,732,253	2	—	—	2
Stock-based compensation expense	—	—	1,936	—	1,936
Net loss	—	—	—	(16,755)	(16,755)
Balances at June 30, 2026	58,146,910	$58	$511,967	$(467,821)	$44,204

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at March 31, 2025	55,900,641	$56	$507,262	$(473,504)	$33,814
Issuance of common stock upon the vesting of restricted stock units	286,667	—	—	—	—
Stock-based compensation expense	—	—	714	—	714
Net loss	—	—	—	(1,700)	(1,700)
Balances at June 30, 2025	56,187,308	$56	$507,976	$(475,204)	$32,828

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2024	54,593,527	$55	$505,706	$(459,638)	$46,123
Issuance of common stock upon the vesting of restricted stock units	1,593,781	1	—	—	1
Stock-based compensation expense	—	—	2,270	—	2,270
Net loss	—	—	—	(15,566)	(15,566)
Balances at June 30, 2025	56,187,308	$56	$507,976	$(475,204)	$32,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Nature of the Business and Basis of Presentation

The Company is a clinical-stage biopharmaceutical company advancing next generation medicines for patients with immune-mediated diseases.

The Company's lead program, SP001, is a third-generation, fully humanized, Fc-silent IgG1 monoclonal antibody targeting CD40 Ligand (“CD40L”). On July 8, 2026, the Company entered into a license agreement (the “Innovent Agreement”) with Innovent Biologics (Suzhou) Co., Ltd. and Fortvita Biologics (USA), Inc. (collectively, “Innovent”), pursuant to which Innovent granted the Company an exclusive (even as to Innovent and its affiliates, subject to Innovent’s right to directly or indirectly conduct certain research, non-clinical development and manufacturing activities), sublicensable right and license under certain patent rights and know-how (the “Licensed Intellectual Property”) to research, develop, manufacture, and commercialize SP001, and certain backup monoclonal antibodies and derivative monoclonal antibodies, in each case targeting CD40L (the “Licensed Compounds”) and products containing the Licensed Compounds (“Licensed Products”) worldwide, excluding the mainland of the People’s Republic of China, Taiwan, Hong Kong and Macau (collectively, the “Innovent Territory”) (see Note 12, Subsequent Events).

SP001 targets CD40L, an immune signal protein that sits upstream of multiple immune pathways and has the potential to be developed across a range of immune-mediated diseases. The Company is developing SP001 for the treatment of patients with Immunoglobulin G4 related disease, or IgG4-RD.

In September 2022, the Company entered into an exclusive licensing agreement with GSK for Utebzi (tebipenem pivoxil), which included transfer of the IND application and NDA ownership to GSK. The Company initially developed Utebzi as tebipenem HBr. In May 2025, the Company and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating Utebzi met its primary endpoint and was stopped early for efficacy. GSK submitted the data from the trial as part of an NDA Class 2 resubmission to the FDA in December 2025. On June 17, 2026, the Company and GSK announced that the FDA approved Utebzi, an oral antibiotic for the treatment of complicated urinary tract infections (cUTIs) including pyelonephritis, caused by certain susceptible pathogens in adult patients who have limited or no alternative oral treatment options.

On July 8, 2026, the Company entered into a $105.0 million royalty financing transaction with affiliates of HCRx, pursuant to which Healthcare Royalty Management, LLC (“HCRx”) will receive a portion of the future GSK Proceeds (as defined below) (see Note 12, Subsequent Events).

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, risks of failure or unsatisfactory results of preclinical and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, the ability to in-license or acquire other products or new technologies, and the ability to secure additional capital to fund operations. The Company’s product candidates will require additional preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

To date, the Company has funded its operations with payments received under license and collaboration agreements and funding from government contracts, from the proceeds of multiple common stock offerings, and from proceeds received from a royalty financing transaction. Any of the Company has incurred recurring cash outflows from operating activities and losses in most periods since its inception. During the three months ended June 30, 2026 and 2025, the Company had net losses of $9.6 million and $1.7 million, respectively, and during the six months ended June 30, 2026 and 2025, the Company had net losses of $16.8 million and $15.6 million, respectively. In addition, as of June 30, 2026, the Company had an accumulated deficit of $467.8 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, based on its current operating plans, the Company expects that its existing cash and cash equivalents together with the proceeds received from the royalty financing transaction entered into in July 2026, and as more fully described below in Note 12 - Subsequent Events, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. The Company currently expects that it will require additional funding to fund the development of any future product candidate(s) through regulatory approval and to support its continued operations. The Company may seek additional funding through public or private financings, debt financing, royalty finaning transactions, collaboration agreements, government grants or other sources. If the Company's access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, the Company's operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, or product portfolio expansion efforts, which could materially affect its business prospects or its ability to continue operations.

Interim Financial Information

The consolidated balance sheet at December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026, and results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025 have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual for clinical trial costs and other research and development expenses and the valuation of share-based awards. There may be changes to those estimates in future periods. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, resulting in a single reportable segment. The Company is focused on advancing next-generation medicines in immunology and inflammation for patients with serious diseases and major treatment gaps.

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

As of June 30, 2026 and December 31, 2025, the Company had no off-balance sheet risks, including but not limited, to foreign exchange contracts, option contracts, or other hedging arrangements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market instruments.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheets as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. As of June 30, 2026 and 2025, the Company had no short-term leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company's lease agreement with respect to its corporate headquarters extends through July 2027. The Company monitors its plans to renew its material leases on a quarterly basis.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3, Fair Value Measurements and Marketable Securities). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2026 and 2025, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares of common stock assuming the dilutive effect of common stock equivalents.

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

3.
Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$50,101	$—	$50,101
Total cash equivalents	—	50,101	—	50,101

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$39,672	$—	$39,672
Total cash equivalents	—	39,672	—	39,672

Excluded from the tables above is cash of $0.7 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, there were no transfers between Level 1, Level 2 and Level 3 categories.

4.
Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and related expenses	$968	$3,060
Accrued external research and development expenses	2,499	1,741
Accrued professional fees	2,553	644
Accrued other	90	133
Total accrued expenses and other current liabilities	$6,110	$5,578

5.
Common Stock

On June 23, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of shares of the Company’s common stock authorized for issuance from 120,000,000 shares to 240,000,000 shares (the “Charter Amendment”). The Charter Amendment was approved by the Company’s stockholders at its 2026 annual meeting of stockholders held on June 23, 2026.

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

During the three and six months ended June 30, 2026 and 2025, and through the issuance date of these condensed consolidated financial statements, the Company did not sell any shares of its common stock under the Sales Agreement.

6.
Share-Based Compensation

The Company maintains three equity compensation plans, the 2017 Stock Incentive Plan, as amended (the “2017 Plan”), the 2019 Inducement Equity Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2026 Stock Incentive Plan (the “2026 Plan” and together with the 2017 Plan and the 2019 Inducement Plan, the “Equity Plans”), which provide or provided for the grant of share-based awards to its directors, officers, consultants and other employees. The Equity Plans provide or provided for the grant of non-qualified and incentive stock options, as well as restricted stock units (“RSUs”), restricted stock and other share-based awards.

2017 Stock Incentive Plan

On June 28, 2017, the Company’s stockholders approved the 2017 Plan. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, stock grants and share-based awards. The 2017 Plan is administered by the Board of Directors, or at the discretion of the Board of Directors, by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The number of shares initially reserved for issuance under the 2017 Plan was 1,785,416 shares of common stock. The shares of common stock underlying any awards that were forfeited, cancelled, repurchased or were otherwise terminated by the Company under the 2017 Plan would have been added back to the shares of common stock available for issuance under the 2017 Plan.

Subsequently, the Company’s stockholders approved amendments to the 2017 Plan, to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 18,188,627 and made certain other amendments to the plan.

On June 23, 2026, the Company’s stockholders approved the 2026 Plan to replace the 2017 Plan which will expire by its terms on June 30, 2027. As of June 23, 2026, there will be no further grants of awards under the 2017 Plan but awards previously granted under the 2017 Plan will remain in effect pursuant to its existing terms until its expiration.

2019 Equity Incentive Plan

On March 11, 2019, the Company adopted the 2019 Inducement Plan to reserve 331,500 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2019 Inducement Plan are substantially similar to those of the 2017 Plan.

Subsequently, the Board of Directors approved amendments to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance from 331,500 to 3,156,500 shares.

As of June 30, 2026, there were 1,281,112 shares available for grant under the 2019 Inducement Plan, as amended.

2026 Stock Incentive Plan

On June 23, 2026, the Company’s stockholders approved the 2026 Plan. The 2026 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. The 2026 Plan is administered by the Board of Directors, or at the discretion of the Board of Directors, by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The initial number of shares available for issuance under the 2026 Plan was 12,895,866 shares of common stock, which is equal to the sum of (x) 5,949,342 shares, which is the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan immediately prior to the date that the 2026 Plan was approved by the Company's stockholders, and (y) 6,897,357 shares, which is the number of shares of common stock subject to awards granted under the 2017 Plan that were outstanding as of the date that the 2026 Plan was approved by the Company's stockholders and which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended, and any regulations thereunder).

As of June 30, 2026, there were 5,872,300 shares available for grant under the 2026 Plan.

The Equity Plans

The following table summarizes stock option activity under the Equity Plans for the six months ended June 30, 2026:

	2017 Plan	2019 Inducement Plan	2026 Plan	Total Number of Stock Options
Outstanding as of December 31, 2025	2,356,266	44,167	—	2,400,433
Granted	1,118,350	—	140,000	1,258,350
Forfeited	(89,750)	—	—	(89,750)
Outstanding as of June 30, 2026	3,384,866	44,167	140,000	3,569,033

As of June 30, 2026, a total of 21,345,127 shares of common stock have been authorized and reserved for issuance under the Equity Plans and 7,153,412 shares of common stock were available for future issuance under such plans.

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

For the six months ended June 30, 2026, the assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted to employees were as follows, presented on a weighted average basis:

Six Months Ended June 30,
2026
Risk-free interest rate	3.50%
Expected term (in years)	5.48
Expected volatility	92.4%
Expected dividend yield	0.0%

The following table summarizes stock option activity under the Equity Plans during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	2,400,433	$9.98	3.62	$58
Granted	1,258,350	2.22	—	—
Forfeited or cancelled	(89,750)	11.68	—	—
Outstanding as of June 30, 2026	3,569,033	$7.20	5.4	$57
Outstanding as of June 30, 2026 - vested and expected to vest	3,569,033	$7.20	5.4	$57
Exercisable at June 30, 2026	2,315,625	$9.90	3.11	$48

The weighted average grant-date fair value of awards granted during the six months ended June 30, 2026 was $1.83 per share. No stock options were granted during the six months ended June 30, 2025. No stock options were exercised during both the six months ended June 30, 2026 and 2025. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of June 30, 2026, total unrecognized compensation related to unvested stock option grants was $2.1 million. This amount is expected to be recognized over a weighted-average period of 3.22 years.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans (excluding performance-based RSUs) during the six months ended June 30, 2026:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	5,436,774	$1.33
Granted	922,525	2.22
Vested and released	(1,732,253)	1.70
Forfeited or cancelled	(453,263)	1.21
Outstanding as of June 30, 2026	4,173,783	$1.39

As of June 30, 2026, there was approximately $4.7 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.36 years.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs vest in four equal annual installments, subject to the individual’s continued service to the Company through the applicable vesting date, and are subject to the terms and conditions of the Company’s form of RSU agreement under the 2017 Plan, 2019 Inducement Plan and 2026 Plan, as applicable.

Share-Based Compensation Expense

The Company recorded share-based compensation expense for both RSUs and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$316	$395	$588	$924
General and administrative expenses	506	319	1,348	1,346
Total	$822	$714	$1,936	$2,270

7.
Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company accrues the estimated loss. Disclosure is provided when a loss is considered probable, but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable. If such a loss is not probable or cannot be reasonably estimated, a liability is not recorded. As of June 30, 2026 and December 31, 2025, no material accruals have been recorded for potential contingencies related to these matters.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 9, License, Collaboration and Service Agreements and Note 12, Subsequent Events).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts. In September 2025, the Company entered into sublease agreements for a portion of its lease through the remainder of its lease term. The Company recorded sublease income as a reduction of lease expense, in an amount of $0.2 million and $0.3 million for the three and six months ended June 30, 2026 and 2025, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The process surrounding the Investigation and the Wells Notice (both as defined below) has resulted in legal expenses and certain liabilities for the Company and the named individuals, and each of the named individuals, as directors and/or officers of the Company at the time of the initiation of the Investigation and Wells Notice, are entitled to indemnification for certain costs associated with the Investigation and the Wells Notice. The Company maintains a general liability insurance policy that covers certain expenses and liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers (the “D&O Insurance”), however, the total expenses and liabilities in connection with the Investigation and the Wells Notice and the amount that will be covered by such D&O Insurance is unknown at this time. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2026 or December 31, 2025.

Legal Proceedings

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the staff of the Boston Regional Office (the “Staff”) of the SEC regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and former member of the Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer, President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem pivoxil based on feedback from the FDA, and whether the Company’s disclosures may have violated the federal securities laws (the “Investigation”).

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

The Company and Mr. Shukla mutually decided to separate, and Mr. Shukla also resigned from the Board of Directors, in each case effective as of May 2, 2025. On January 30, 2026, Dr. Mahadevia resigned from the Board of Directors, including from his service on the Development Committee of the Board of Directors and from all officer and director positions he then held with any and all subsidiaries of the Company, effective as of January 30, 2026.

8.
Government Contract

BARDA

In July 2018, the Company was awarded a contract from Biomedical Advanced Research and Development Authority (“BARDA”) of up to $44.2 million to develop tebipenem pivoxil for the treatment of cUTI caused by antibiotic resistant Gram-negative bacteria and for assessment against biodefense pathogens. The original award committed initial funding of $15.7 million over a three-year base period from July 1, 2018 to June 30, 2021 for cUTI development activities. Through a number of contract modifications and the exercise of additional contract options by BARDA, the committed funding was increased to $65.6 million as of March 31, 2026, and the period of performance extended through October 31, 2026.

The Company did not recognize any grant revenue under the BARDA agreement for the three and six months ended June 30, 2026 and recognized $2.4 million and $3.1 million of grant revenue for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, of the $65.6 million of committed funding, the Company has cumulatively recognized $65.1 million of grant revenue under the BARDA agreement.

On July 6, 2026, the Company and BARDA mutually agreed to terminate the contract between the parties, and BARDA deobligated all remaining funds under the contract. The Company will not receive any additional funding from BARDA under this contract.

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

Tebipenem Pivoxil Agreements

GSK License Agreement

On November 7, 2022, the Company closed the transactions contemplated by the License Agreement (the “GSK License Agreement”), with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”), which was entered into on September 21, 2022. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under the Company’s intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji Seika Pharma Co. Ltd. (“Meiji”) and Meiji’s regulatory documents to develop, manufacture and commercialize tebipenem HBr and tebipenem pivoxil and products that contain tebipenem HBr and tebipenem pivoxil (the “GSK Licensed Products”) in all territories, except certain Asian countries previously licensed to Meiji (Japan, Bangladesh, Brunei, Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam (the “Meiji Territory”)) (the “GSK Territory”). If the Company’s license with Meiji is terminated, or if Meiji forfeits or loses its rights to develop, manufacture and commercialize tebipenem pivoxil and products that contain tebipenem pivoxil in any countries in the Meiji Territory, then GSK will have an exclusive first right to negotiate with the Company to add any such countries to the GSK Territory.

Under the terms of the GSK License Agreement, in November 2022, the Company received an upfront payment of $66.0 million for GSK to secure rights to the GSK Licensed Products.

In July 2023, the Company received written agreement from the FDA, under a special protocol assessment, on the design and size of PIVOT-PO, a pivotal Phase 3 clinical trial of tebipenem pivoxil in patients with cUTI, including acute pyelonephritis. Under the terms of the GSK License Agreement, the Company received a $30.0 million development milestone payment during the third quarter of 2023.

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

In December 2025, GSK resubmitted the NDA for tebipenem pivoxil to the FDA. The Company became entitled to receive a $25.0 million milestone payment upon the filing of the NDA with the FDA, which the Company received in February 2026. On June 17, 2026, the Company and GSK announced that the FDA approved GSK’s NDA resubmission for Utebzi (tebipenem pivoxil).

Remaining potential payments under the GSK License Agreement, which include milestones and royalties based on commercial launch, and achievement of pre-specified sales thresholds, are as follows (in millions):

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

Royalty Financing Transaction

On July 8, 2026, the Company and its affiliates entered into a $105.0 million royalty financing transaction with affiliates of HCRx pursuant to which HCRx will receive a portion of the future milestone and royalty payments due to the Company from GSK arising under the GSK License Agreement (the “GSK Proceeds”). Pursuant to the transaction, the parties entered into, among other documents, a Note Purchase and Guaranty Agreement (the “NPA”) for senior secured notes in an aggregate principal amount of $105.0 million (the “Notes”), a Royalty and Milestone Payment Interest Purchase and Sale Agreement (the “RPA”) and a Limited Recourse Guaranty (the “Limited Guaranty”). Under the terms of the NPA, the Notes and other obligations under the NPA are generally payable solely from GSK Proceeds, unless voluntarily prepaid at the option of the Company prior to maturity with a premium or subject to certain mandatory prepayment triggers and foreclosure rights. Under the terms of the RPA, the Company sold 65% of the GSK Proceeds arising after the payment in full of the Notes while the Company retains an interest of 35% of the GSK Proceeds arising after payment in full of the Notes. Pursuant to the Limited Guaranty, the Company guarantees, subject to certain limitations set forth therein, the obligations of the Company’s affiliates under the NPA and RPA. In connection with the NPA and RPA, the Company will provide certain servicing, management and administrative functions on behalf of its affiliates (see Note 12, Subsequent Events).

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

In July 2026, the Company assigned the GSK License Agreement to its affiliate in connection with the royalty financing transaction with affiliates of HCRx (see Note 12, Subsequent Events).

Royalties are subject to reduction in the event of third-party licenses, entry of a generic product or expiration of patent and regulatory exclusivity prior to the tenth anniversary of the first commercial sale of a GSK Licensed Product in a particular country.

The Company was responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem pivoxil. GSK is responsible for the execution and costs of any additional further development, including additional Phase 3 regulatory filing and commercialization activities for tebipenem pivoxil in the GSK Territory. Additionally, the Company was responsible for providing and paying for the clinical supply of tebipenem pivoxil while GSK will be responsible for the costs of the commercial supply of tebipenem pivoxil. A joint development committee has been established between GSK and the Company to coordinate and review development activities for tebipenem pivoxil in the United States.

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

The Company has the right to terminate the GSK License Agreement upon a material breach by, or bankruptcy of, GSK. GSK has the right to terminate the GSK License Agreement at any time upon a specified number of days’ notice or upon a material breach by, or bankruptcy of, the Company. In addition, in the event that GSK has the right to terminate the GSK License Agreement due to a material breach by the Company, GSK may elect not to terminate the GSK License Agreement and in lieu thereof may assume the responsibility and expense of development of tebipenem pivoxil in the United States, in which event GSK’s obligation to make further development payments to the Company would cease, and/or to reduce all subsequent commercial and sales milestone payments and royalty payments otherwise due by GSK to the Company under the GSK License Agreement by 50%. In the case of a Change of Control of the Company, GSK similarly may, in lieu of terminating the GSK License Agreement, assume responsibility and expense of development of tebipenem pivoxil in the United States and no development milestones would be payable to the Company, as described above.

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

At contract inception, the total transaction price was $64.7 million, which included the initial payment of $66.0 million in the fourth quarter of 2022 and the discount of $1.3 million related to the stock purchase agreement with Glaxo Group Limited, an affiliate of GSK. At contract inception, $45.7 million of the initial $64.7 million was allocated to the license transfer performance obligation, which was fully satisfied and recognized as revenue upon delivery of the license. The remaining $19.0 million was allocated to the research and development services obligation and is being recognized over time as services are delivered, estimated to be over a three-year period.

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

Pursuant to Amendment 2 to the GSK License Agreement, the Company allocated $3.2 million of the total potential additional milestones of $4.3 million to the research and development services obligation, as those development milestones were considered probable of achievement. These potential milestones were accounted for as variable consideration under ASC 606 and were added to the transaction price in the fourth quarter of 2023 and will be recognized over time as services are delivered. The fourth milestone payment of $1.1 million will not be achieved as the PIVOT-PO trial ended early for efficacy.

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

In relation to the May 2025 announcement that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem pivoxil met its primary endpoint and has stopped early for efficacy, the Company updated the estimated costs to complete its performance obligations under the GSK License Agreement and updated the timeline for completion of performance obligations resulting in the recognition of additional revenue as a cumulative catch-up in the second quarter of 2025.

In December 2025, GSK resubmitted the NDA Class 2 resubmission for tebipenem pivoxil to the FDA, which triggered a milestone payment from GSK. The Company received the $25.0 million milestone payment in February 2026. The FDA approved GSK’s NDA resubmissions for Utebzi on June 17, 2026.

The Company did not recognize any revenue during the three months ended June 30, 2026, and recognized $0.3 million during the six months ended June 30, 2026, related to its performance obligations under the GSK License Agreement, which were recorded as collaboration revenue – related party on its consolidated statement of operations. As of June 30, 2026, the research and development services related to the performance obligations were fully recognized.

Meiji License Agreement

In June 2017, the Company entered into a license agreement with Meiji, whereby Meiji granted to the Company a license (the “Meiji License”) under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing the carbapenem chemical compound having the generic name, tebipenem pivoxil in the licensed territory. The license granted to the Company by Meiji includes certain know-how that Meiji received from a global pharmaceutical company. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem pivoxil. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of December 31, 2024. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem pivoxil. The Company was obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million, which the Company fully paid by the fourth quarter of 2023. The Company recorded these amounts as research and development expenses in the Company’s consolidated statement of operations.

The Company was obligated to make a milestone payment of $1.0 million upon receipt of NDA approval from the FDA for tebipenem pivoxil, and is obligated to pay royalties, on a product-by-product and country-by-country basis, of 1% of net sales of products licensed under the agreement. The NDA approval from the FDA for Utebzi was granted in June 2026, and the Company recognized the $1.0 million as research and development expenses in the Company’s consolidated statement of operations in the second quarter of 2026 and paid the $1.0 million milestone payment to Meiji in July 2026.

The agreement continues in effect until the expiration of all payment obligations thereunder (including royalty payments and licensee revenue) on a product-by-product and country-by-country basis, unless earlier terminated by the parties. Pursuant to the terms of the agreement, in addition to each party’s right to terminate the agreement upon the other party’s material breach (if not cured within a specified period after receipt of notice) or insolvency, the Company also has unilateral termination rights (i) in the event that the Company abandons the development and commercialization of Utebzi for efficacy, safety, legal or business reasons, and (ii) under certain circumstances arising out of the head license with a global pharmaceutical company. In July 2026, the Company assigned the Meiji License to the Company's affiliate in connection with the royalty financing transaction with affiliates of HCRx.

SPR720 Agreements

Vertex License Agreement

In May 2016, the Company entered into an agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) (the “Vertex Assignment and License Agreement”) whereby Vertex granted the Company certain know-how and a sublicense to research, develop, manufacture and sell products for a proprietary compound, as well as a transfer of materials. In exchange for the know-how, sublicense and materials, the Company paid Vertex an upfront, one-time, non-refundable, non-creditable fee of $0.5 million, which was recognized as research and development expense. As part of the agreement, the Company is obligated to make future milestone payments of up to $80.2 million upon the achievement of specified clinical, regulatory and commercial milestones and to pay Vertex tiered royalties, on a product-by-product and country-by-country basis, of a mid-single-digit to low double-digit percentage based on net sales of products licensed under the agreement. During the three and six months ended June 30, 2026 and [2025], the Company did not record any research and development expense under this agreement, and the next milestone under this agreement is not accrued because it is not yet probable.

In November 2025, the Company announced that it ceased development of SPR720 and Vertex contemporaneously terminated the license granted under the Vertex Assignment and License Agreement.

Everest Medicines License Agreement

On January 4, 2019, the Company, through its wholly owned subsidiary New Pharma License Holdings Limited, entered into a license agreement (the “Original Everest License Agreement”), with Everest Medicines II Limited (“Everest”). Under the terms of the Original Everest License Agreement, the Company granted Everest an exclusive license to develop, manufacture and commercialize SPR206 or products that contain SPR206 (the “Everest Licensed Products”), in Greater China (which includes Mainland China, Hong Kong and Macau), South Korea and certain Southeast Asian countries (the “Everest Territory”). The Company retained development, manufacturing and commercialization rights with respect to SPR206 and Everest Licensed Products in the rest of the world and also retained the right to develop or manufacture SPR206 and Everest Licensed Products in the Everest Territory for use outside the Everest Territory. In addition to the license grant with respect to SPR206, the Company, through its wholly owned subsidiary, Spero Potentiator, Inc., a Delaware corporation, granted Everest a 12-month exclusive option to negotiate with it for an exclusive license to develop, manufacture and commercialize SPR741 in the Everest Territory.

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

In March 2025, the Company notified Everest of its decision to cease development of SPR206. During both the three and six months ended June 30, 2026 and 2025, the Company did not recognize revenue under this agreement.

On August 11, 2026, the Company and Everest mutually agreed to terminate the Amended Everest License Agreement. As a result of the termination, no future milestones will be achieved under the Amended Everest License Agreement.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement were accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of June 30, 2026 and not included in the transaction price. The Company could also earn sales-based royalties.

The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

On December 31, 2025, the Company mutually agreed with Pfizer to terminate the Pfizer License Agreement. As a result of the termination of the Pfizer License Agreement, all rights and obligations of each party ceased. As no future performance research and development obligations existed as of the Pfizer License Agreement termination date, the remaining deferred revenue balance of $12.6 million was recognized as revenue in December 2025. The Company did not recognize any revenue under the Pfizer License Agreement for the three and six months ended June 30, 2026 and recognized less than $0.1 million of revenue for the three and six months ended June 30, 2025. Under the terms of the termination agreement, the Company is liable to Pfizer for up to $5 million from any future sale, divestiture, license, transfer or partnering of SPR206.

10.
Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, resulting in a single reportable segment. The Company is focused on advancing next-generation medicines in immunology and inflammation for patients with serious diseases and major treatment gaps. The Company has earned revenue from collaboration agreements with third parties and grant revenue in connection with various government awards. The Company has determined that its Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM reviews the Company’s financial information on a consolidated basis for the purpose of allocating resources and assessing financial performance. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company’s tangible assets are held in the United States.

The accounting policies for the operating segment are consistent with the Company’s policies for the consolidated financial statements. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated profit or loss, as reported on the consolidated statements of operations and comprehensive loss. This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company's reportable segment net revenues, significant segment expenses and consolidated loss for the three and six months ended June 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Grant revenue	$—	$2,387	$—	$3,150
Collaboration revenue - related party	—	11,802	258	16,901
Collaboration revenue	—	—	—	12
Total revenues	—	14,189	258	20,063

Less:
Tebipenem pivoxil	1,298	6,694	1,710	15,363
SPR720	—	349	—	797
SPR206	—	—	—	49
Research and development personnel related (including share-based compensation)	1,349	2,611	3,018	5,948
Facility related and other, research and development	787	1,018	1,615	2,121
General and administrative personnel related (including share-based compensation)	1,793	3,368	4,082	7,486
Professional and consultant fees	4,160	1,986	5,841	4,249
Facility related and other, general and administrative	539	524	1,456	967
Other segment items*	3	79	4	253
Interest income	(377)	(740)	(713)	(1,604)
Consolidated loss	$(9,552)	$(1,700)	$(16,755)	$(15,566)

*Other segment items include restructuring charges and other income, net.

11.
Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(9,552)	$(1,700)	$(16,755)	$(15,566)

Denominator:
Weighted average common shares outstanding, basic and diluted	57,968,608	56,026,767	57,626,986	55,703,275

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.03)	$(0.29)	$(0.28)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	3,569,033	2,583,918	3,569,033	2,583,918
Unvested RSUs and PSUs	4,173,783	5,707,873	4,173,783	5,707,873
	7,742,816	8,291,791	7,742,816	8,291,791

12.
Subsequent Events

Innovent License Agreement

On July 8, 2026, the Company entered into the Innovent Agreement, pursuant to which Innovent granted the Company an exclusive (even as to Innovent and its affiliates, subject to Innovent’s right to directly or indirectly conduct certain research, non-clinical development and manufacturing activities), sublicensable right and license under certain patent rights and know-how to research, develop, manufacture, and commercialize Innovent’s proprietary monoclonal antibody targeting CD40L, which is referred to as SP001, and certain backup monoclonal antibodies and derivative monoclonal antibodies, in each case targeting CD40L and products containing the Licensed Compounds worldwide, excluding the Innovent Territory. Innovent also granted the Company a non-exclusive, sublicensable license under the Licensed Intellectual Property to research, non-clinically develop and manufacture the Licensed Compounds and Licensed Products in the Innovent Territory in connection with the Company’s exploitation of the Licensed Compounds and Licensed Products worldwide, excluding the Innovent Territory (the territory excluding the Innovent Territory, the “Licensed Territory”).

Under the Innovent Agreement, the Company granted Innovent an exclusive (even as to the Company and its affiliates, subject to the Company’s right to directly or indirectly conduct certain research, non-clinical development and manufacturing activities), sublicensable right and license under certain patent rights and know-how (the “Company Intellectual Property”) to develop, manufacture, and commercialize the Licensed Compounds and Licensed Products in the Innovent Territory. The Company also granted Innovent a non-exclusive, sublicensable license under the Company Intellectual Property to research, non-clinically develop and manufacture the Licensed Compounds and Licensed Products in the Innovent Territory.

Each party has agreed that, for five years from the date of the Innovent Agreement, it will not, directly or indirectly, alone or with or for any other person or entity, clinically develop or commercialize any monoclonal antibody, bispecific antibody, or multispecific antibody targeting CD40L in the Licensed Territory. If, within three years from the date of the Innovent Agreement, Innovent or any of its affiliates initiates development of a bispecific or multispecific antibody targeting CD40L, in specified circumstances the Company has an option to include that antibody as a Licensed Compound under the Innovent Agreement subject to certain financial terms. If the Company declines to exercise that option, then Innovent is free to clinically develop and commercialize that antibody in the Licensed Territory.

The Company has agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize a Licensed Product in at least one indication in the United States and any one of France, Germany, Italy, Spain, the United Kingdom or Japan. The Company has agreed to file an IND application for a Licensed Product in the United States within 12 months from the date of the Innovent Agreement, subject to extensions for specified justifiable delays.

Under the terms of the Innovent Agreement, the Company is obligated to pay to Innovent a $35.0 million upfront payment, as well as aggregate milestone payments of up to approximately $1.05 billion upon the achievement of certain development, regulatory and commercial milestones.

The Company is also obligated to pay Innovent tiered royalties ranging from a high single-digit percentage to a mid-teen-digit percentage on annual net sales of all Licensed Products. The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of: (i) the expiration of the last valid claim of the licensed patents covering the composition of matter of the Licensed Compound contained in such Licensed Product in such country; (ii) the expiration of the last applicable regulatory exclusivity right with respect to such Licensed Product in such country; and (iii) 11 years following the first commercial sale of such Licensed Product in such country (each, a “Royalty Term”). The royalty rate is subject to specified reductions on a Licensed Product-by-Licensed Product and country-by-country basis under specified circumstances.

The Innovent Agreement contemplates that the Company will enter into ancillary arrangements with Innovent, including a clinical supply agreement and a pharmacovigilance agreement. The Company has also granted Innovent a right of first negotiation to be a secondary manufacturer of the Licensed Compounds and Licensed Products for commercialization in the Licensed Territory.

Unless earlier terminated, the Innovent Agreement will expire on the expiration of the last to expire Royalty Term. Unless the Innovent Agreement is earlier terminated, on expiration of each applicable Royalty Term, the Company will have a fully paid-up, irrevocable and perpetual license under the Licensed Intellectual Property to develop, manufacture and commercialize each applicable Licensed Product in the applicable country, which license will become non-exclusive after a specified point in time. Either party may terminate the Innovent Agreement for the other party’s uncured material breach, following a customary notice and cure period, or insolvency. Innovent may terminate the Innovent Agreement if the Company challenges the scope, validity, or enforceability of the licensed patents. The Company may terminate the Innovent Agreement for any reason upon 90 days’ written notice to Innovent prior to the first commercial sale of a Licensed Product, or upon 150 days’ written notice to Innovent after the first commercial sale of a Licensed Product. Additionally, if the Company has the right to terminate the Innovent Agreement for certain uncured material breaches by Innovent, the Company may, in lieu of termination, elect to keep the Innovent Agreement in force and reduce the Company’s subsequent payment obligations. Upon a termination of the Innovent Agreement prior to expiration of an applicable Royalty Term, the Company’s licenses from Innovent will terminate and Innovent will have the right to obtain a license under the Company Intellectual Property, with a right to sublicense, with respect to specified terminated products, which license will be either non-exclusive and fully paid-up or exclusive and subject to milestone and royalty obligations, at Innovent’s election.

Royalty Financing Transaction

On July 8, 2026 (the “Closing Date”), the Company, Spero Holdings SPV, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings”), and Spero SPV, LLC, a Delaware limited liability company and wholly owned subsidiary of Holdings (“Issuer”), entered into the following agreements with affiliates of HCRx: (i) a non-recourse Note Purchase and Guaranty Agreement (the “NPA”), by and among Holdings, Issuer, the purchasers party thereto (the “NPA Purchasers”) and HCR Spero SPV, LLC, as the purchaser representative for such NPA Purchasers (the “NPA Purchaser Representative”), (ii) a Royalty and Milestone Payment Interest Purchase and Sale Agreement (the “RPA”), by and among Issuer, the purchasers party thereto (the “RPA Purchasers”), and HCR Spero SPV, LLC, as the purchaser representative for such RPA Purchasers (the “RPA Purchaser Representative”) and (iii) a Limited Recourse Guaranty (the “Limited Guaranty”), by the Company in favor of the NPA Purchaser Representative and RPA Purchaser Representative.

Under the terms of the NPA, Issuer sold to the NPA Purchasers, senior secured notes in an aggregate principal amount of $105,000,000 (the “Notes”), which Notes (i) were issued net of an original issue discount in the amount of $3,150,000, which, after giving effect to the RPA Purchase Price referenced below, reduces the aggregate $105,000,000 in gross proceeds of the NPA and RPA by 1.5%, (ii) accrue interest at 10% per annum, which interest, to the extent not paid in cash from available GSK Proceeds (as defined below) in accordance with the terms of the NPA, is capitalized and added to the principal amount of the Notes on a quarterly basis and (iii) mature nine years after the Closing Date. The Notes are secured by substantially all of Holdings’ and Issuer’s assets (collectively, the “Collateral”), which includes the equity interest of Issuer held by Holdings and rights to a portion of the future GSK Proceeds arising under the GSK Agreement, but excludes intellectual property as to which the grant of security interests is restricted. The Notes and other obligations under the NPA are generally payable solely from the GSK Proceeds, unless voluntarily prepaid at the option of Issuer prior to maturity with a premium or subject to certain mandatory prepayment triggers and foreclosure rights.

Under the terms of the RPA, Issuer sold to the RPA Purchasers 65% of the GSK Proceeds arising after the payment in full of the Notes (the “Purchased Proceeds”) in exchange for a cash payment of $1,575,000 (the “RPA Purchase Price”). Issuer’s obligations under the RPA are secured by a customary back-up lien in the Purchased Proceeds and proceeds thereof. The Company retains an interest in 35% of the GSK Proceeds arising after payment in full of the Notes.

In connection with the NPA and RPA, the Company will provide certain servicing, management and administrative functions on behalf of Holdings and Issuer.

Each of the NPA, RPA and Limited Guaranty contain certain customary terms and conditions, including representations and warranties, indemnities, affirmative and negative covenants, and events of default. Upon the occurrence and during the continuance of an event of default under the NPA, the NPA Purchaser Representative may declare the Notes and other obligations under the NPA to be immediately due and payable, and if such Notes and other obligations are not repaid, foreclose on the Collateral and use the proceeds thereof to repay the Notes, and, in limited circumstances, seek payment from the Company pursuant to the Limited Guaranty. The obligations of the Company in respect of the Limited Guaranty in circumstances where the Company is liable are, except in very limited circumstances, subject to a cap and limited to contract breaches, defaults and other liabilities customary for similarly structured royalty financing transactions.

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

Overview

We are a clinical-stage biopharmaceutical company advancing next generation medicines for patients with immune-mediated diseases.

Our lead program, SP001, is a third-generation, fully humanized, Fc-silent IgG1 monoclonal antibody targeting CD40L. On July 8, 2026, we entered into the Innovent Agreement with Innovent, pursuant to which Innovent granted the Company an exclusive (even as to Innovent and its affiliates, subject to Innovent’s right to directly or indirectly conduct certain research, non-clinical development and manufacturing activities), sublicensable right and license under certain Licensed Intellectual Property to research, develop, manufacture, and commercialize SP001, and the Licensed Compounds and Licensed Products worldwide, excluding the Innovent Territory (see Note 12, Subsequent Events).

SP001 targets CD40L, an immune signal protein that sits upstream of multiple immune pathways and has the potential to be developed across a range of immune-mediated diseases. We are developingSP001 for the treatment of patients with Immunoglobulin G4 related disease, or IgG4-RD. IgG4-RD is a rare disease with an estimated 20,000 to 40,000 diagnosed patients in the United States. Patients with IgG4-RD suffer from serious, chronic fibro-inflammation that can affect multiple organs, including the pancreas, salivary glands, lacrimal glands, kidneys, lungs, lymph nodes, and other tissues. Left untreated or under-treated IgG4-RD patients may progress to organ failure.

In September 2022, we entered into an exclusive licensing agreement with GSK for Utebzi (tebipenem pivoxil), which included transfer of the IND application and NDA ownership to GSK. We initially developed Utebzi as tebipenem HBr. In May 2025, we and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating Utebzi met its primary endpoint and was stopped early for efficacy. GSK submitted the data from the trial as part of an NDA Class 2 resubmission to the FDA in December 2025. On June 17, 2026, we and GSK announced that the FDA approved Utebzi, an oral antibiotic for the treatment of complicated urinary tract infections (cUTIs) including pyelonephritis, caused by certain susceptible pathogens in adult patients who have limited or no alternative oral treatment options.

We have experienced mostly net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development of SP001 and any other product candidate we may develop in the future, as well as GSK’s commercialization of Utebzi. As of June 30, 2026, we had an accumulated deficit of $467.8 million, and cash and cash equivalents of $50.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2026, together with and including the net proceeds from the royalty financing transaction that closed in July 2026, offset by the upfront payment the Company is obligated to pay to Innovent in connection with the Innovent Agreement, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2029. During this period, we are focused on advancing next-generation medicines in immunology and inflammation for patients with serious diseases and major treatment gaps. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we will have to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

We will not generate revenue from product sales on SP001 or any future product candidates unless and until we successfully complete clinical development and obtain regulatory approval for any such product candidate. If we obtain regulatory approval for any such product candidate and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with our continued operation as a public company.

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

Recent Developments

SP001

On July 8, 2026, we entered into the Innovent Agreement to in-license SP001, a third-generation, fully humanized, Fc-silent IgG1 monoclonal antibody targeting CD40L, an upstream immune activation signal involved in T-cell, B-cell, antigen-presenting cell, and platelet biology. SP001 is designed to address platelet activation concerns associated with earlier anti-CD40L antibodies, while preserving key monoclonal antibody properties, including FcRn interaction that supports IgG-like half-life. We received exclusive rights to research, develop, manufacture, and commercialize SP001 worldwide, excluding the Innovent Territory, where Innovent retains rights.

Innovent has evaluated this antibody in two healthy volunteer Phase 1 trials: a SAD study and a MAD study. It has also evaluated SP001 in a Phase 1b MAD study in patients with SjD. Data from the Phase 1b SjD study were presented in a poster session at the EULAR 2026 Congress.

Subject to FDA clearance of the U.S. IND, we currently expect to advance SP001 into a Phase 2 trial in IgG4-RD patients in the second quarter of 2027. IgG4-related disease is a serious, rare chronic fibroinflammatory condition that can affect multiple organs, including the pancreas, salivary glands, lacrimal glands, kidneys, lungs, lymph nodes, and other tissues. The disease can cause immune-mediated inflammation, fibrosis, organ damage, relapse risk, and significant treatment burden.

Tebipenem Pivoxil

On June 17, 2026, the FDA approved Utebzi (tebipenem pivoxil), an oral antibiotic for the treatment of cUTIs including pyelonephritis caused by certain susceptible pathogens in adult patients who have limited or no alternative oral treatment options.

In May 2025, we and GSK announced that the pivotal Phase 3 PIVOT-PO trial evaluating tebipenem pivoxil, an investigational oral treatment for cUTIs, including pyelonephritis, caused by certain microorganisms, met its primary endpoint and the trial was stopped early for efficacy. The decision followed a recommendation from an Independent Data Monitoring Committee (“IDMC”) that completed a pre-specified interim analysis of data from 1,690 patients enrolled in the trial.

Following the review of the interim analysis data by the IDMC, it was determined that the Phase 3 PIVOT-PO trial met the primary endpoint of non-inferiority of tebipenem pivoxil compared to intravenous imipenem-cilastatin in hospitalized adult patients with cUTI, including pyelonephritis, on overall response (composite of clinical cure plus microbiological eradication) at the test-of-cure visit. The IDMC review did not identify any new safety concerns beyond what has been reported in other studies with tebipenem pivoxil, with diarrhea and headache as the two most reported adverse events. In December 2025, GSK resubmitted the NDA for tebipenem pivoxil to the FDA. In accordance with the terms of the GSK License Agreement, we became entitled to receive a $25.0 million milestone payment upon the filing of the NDA with the FDA, which we received in February 2026.

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

Royalty Financing Transaction

On July 8, 2026, we and our affiliates entered into a $105.0 million non-recourse non-dilutive royalty financing transaction with affiliates of HCRx, pursuant to which HCRx will receive a portion of the future GSK Proceeds. Pursuant to the transaction, the parties entered into, among other documents, the NPA for the Notes, the RPA and the Limited Guaranty. Under the terms of the NPA, the Notes and other obligations under the NPA are generally payable solely from GSK Proceeds, unless voluntarily prepaid at our option prior to maturity with a premium or subject to certain mandatory prepayment triggers and foreclosure rights. Under the terms of the RPA, we sold 65% of the GSK Proceeds arising after the payment in full of the Notes while we retain an interest of 35% of the GSK Proceeds arising after payment in full of the Notes. Pursuant to the Limited Guaranty, we guarantee, subject to certain limitations set forth therein, the obligations of our affiliates under the NPA and RPA. In connection with the NPA and RPA, we will provide certain servicing, management and administrative functions on behalf of its affiliates (see Note 12, Subsequent Events, in the condensed consolidated financial statements).

Components of Our Results of Operations

Sales Revenue

To date, we have not generated any revenue from product sales. If our development efforts for any of our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of any of our current or future product candidates. We may never succeed in obtaining regulatory approval for any existing or future product candidates.

Grant Revenue

A portion of our revenue may be derived from payments under any government awards that we may receive in the future.

Collaboration Revenue

Collaboration revenue relates to our agreements with Pfizer and GSK.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities and the development of any of our current or future product candidates, which include:

•
employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;
•
expenses incurred in connection with the preclinical and clinical development of any of our current and future product candidates, including under agreements with contract research organizations (“CROs”);
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

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any existing or future product candidates. The successful development and commercialization of any of our current and future product candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

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
•
obtainment and maintenance of patent, trade secret protection and regulatory exclusivity, both in the United States and internationally for our current and future product candidates;
•
protection of our rights in our intellectual property portfolio;
•
launch of commercial sales of any of our current or future product candidates, if approved, whether alone or in collaboration with others;
•
acceptance of any of our current and future product candidates, if approved, by patients, the medical community and third-party payors;
•
competition with other therapies; and
•
a continued acceptable safety profile of any of our current our future product candidates, if approved.

A change in the outcome of any of these variables with respect to the development of any of our current or future product candidates would significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our current or future product candidates.

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

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) consists of interest income related to the significant financing component related to the GSK License Agreement, from the first quarter of 2024 through the third quarter of 2025, and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

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

Funding Received from Collaborations

Since our inception, we were able to obtain partial funding for our research and development activities from collaboration arrangements. The classification within our statement of operations and comprehensive loss of the funding received under these arrangements was subject to management judgment based on the nature of the arrangements we enter into, the source of the funding and whether the funding is considered central to our business operations.

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
•
CMOs in connection with the production of preclinical study and clinical trial materials;
•
CROs in connection with preclinical studies and clinical trials; and
•
investigative sites in connection with clinical trials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Revenues:
Grant revenue	$—	$2,387	$(2,387)
Collaboration revenue - related party	—	11,802	(11,802)
Total revenues	—	14,189	(14,189)

Operating expenses:
Research and development	3,434	10,672	(7,238)
General and administrative	6,492	5,878	614
Restructuring	—	83	(83)
Total operating expenses	9,926	16,633	(6,707)
Loss from operations	(9,926)	(2,444)	(7,482)
Other income (expense):
Interest income	377	740	(363)
Other income (expense), net	(3)	4	(7)
Total other income, net	374	744	(370)
Net loss	$(9,552)	$(1,700)	$(7,852)

Grant Revenue (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
BARDA Contract (tebipenem pivoxil)	$—	$2,387	$(2,387)
Total grant revenue	$—	$2,387	$(2,387)

No grant revenue was recognized during the three months ended June 30, 2026. Grant revenue recognized during the three months ended March 31, 2025 consisted of the reimbursement of qualifying expenses incurred in connection with our BARDA contract. The decrease in grant revenue during the three months ended June 30, 2026 was primarily due to a decrease of $2.4 million of committed funds remaining available under our BARDA contract for tebipenem pivoxil. On July 6, 2026, we and BARDA mutually agreed to terminate the contract between us, and BARDA deobligated all remaining funds under the contract. We will not receive any additional funding from BARDA under this contract.

Collaboration Revenue (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
GSK (tebipenem pivoxil)	$—	$11,802	$(11,802)
Total collaboration revenue	$—	$11,802	$(11,802)

No collaboration revenue was recognized during the three months ended June 30, 2026. During the three months ended June 30, 2025, we recognized $11.8 million in collaboration revenue related to our agreement with GSK. The decrease in collaboration revenue during the three months ended June 30, 2026 was primarily related to the achievement of remaining development milestone activities under the agreement.

Research and Development Expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Direct research and development expenses by program:
Tebipenem pivoxil	$1,298	$6,694	$(5,396)
SPR720	—	349	(349)
Unallocated expenses:
Personnel related (including share-based compensation)	1,349	2,611	(1,262)
Facility related and other	787	1,018	(231)
Total research and development expenses	$3,434	$10,672	$(7,238)

Direct costs related to our tebipenem pivoxil program decreased by $5.4 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to decreased clinical activities related to our pivotal Phase 3 clinical trial of tebipenem pivoxil, which was stopped early for efficacy during the first half of 2025 and later approved by the FDA in June 2026.

Direct costs related to our SPR720 program decreased by $0.3 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to the cessation of development and subsequent termination of the SPR720 program, which was announced in November 2025.

The decrease in personnel-related costs of $1.3 million was primarily a result of decreased headcount costs in our research and development functions between the periods. Personnel-related costs for the three months ended June 30, 2026 and 2025 included share-based compensation expense of $0.3 million and $0.4 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Personnel related (including share-based compensation)	$1,793	$3,368	$(1,575)
Professional and consultant fees	4,160	1,986	2,174
Facility related and other	539	524	15
Total general and administrative expenses	$6,492	$5,878	$614

The decrease in personnel-related costs of $1.6 million was primarily a result of decreased headcount costs in our general and administrative functions between periods. Personnel-related costs for the three months ended June 30, 2026 and 2025 included stock-based compensation expense of $0.5 million and $0.3 million, respectively.

The increase in professional and consultant fees of $2.2 million was primarily due to an increase in business development, legal and consulting expenses incurred in the three months ended June 30, 2026.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Other income (expense), net was $0.4 million for the three months ended June 30, 2026, compared to $0.7 million for the three months ended June 30, 2025. Total other income for the three months ended June 30, 2026, included $0.4 million of interest income, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the three months ended June 30, 2025, included $0.7 million of interest income, of which $0.4 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Revenues:
Grant revenue	$—	$3,150	$(3,150)
Collaboration revenue - related party	258	16,901	(16,643)
Collaboration revenue	—	12	(12)
Total revenues	258	20,063	(19,805)

Operating expenses:
Research and development	6,343	24,278	(17,935)
General and administrative	11,379	12,702	(1,323)
Restructuring	—	258	(258)
Total operating expenses	17,722	37,238	(19,516)
Loss from operations	(17,464)	(17,175)	(289)
Other income (expense):
Interest income	713	1,604	(891)
Other income (expense), net	(4)	5	(9)
Total other income, net	709	1,609	(900)
Net loss	$(16,755)	$(15,566)	$(1,189)

Grant Revenue (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
BARDA Contract (tebipenem pivoxil)	$—	$3,122	$(3,122)
NIAID Contract (SPR206)	—	28	(28)
Total grant revenue	$—	$3,150	$(3,150)

No grant revenue was recognized during the six months ended June 30, 2026. Grant revenue recognized during the six months ended June 30, 2025 consisted of the reimbursement of qualifying expenses incurred in connection with our various government awards. The decrease in grant revenue during the six months ended June 30, 2026 was primarily due to a decrease of $3.1 million under our BARDA contract for tebipenem pivoxil, and a decrease of less than $0.1 million under our agreement with U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) relating to SPR206. On July 6, 2026, we and BARDA mutually agreed to terminate the contract between us, and BARDA deobligated all remaining funds under the contract. We will not receive any additional funding from BARDA under this contract.

Collaboration Revenue (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
GSK (tebipenem pivoxil)	$258	$16,901	$(16,643)
Pfizer (SPR206)	—	12	(12)
Total collaboration revenue	$258	$16,913	$(16,655)

During the six months ended June 30, 2026, we recognized $0.3 million in collaboration revenue related to our agreement with GSK. During the six months ended June 30, 2025, we recognized $16.9 million in collaboration revenue related to our agreement with GSK and less than $0.1 million in collaboration revenue related to our agreement with Pfizer. The decrease in revenue under the GSK License Agreement was primarily related to the Phase 3 PIVOT-PO trial for tebipenem pivoxil stopping early for efficacy in the first half of 2025 following the pre-specified interim analysis.

Research and Development Expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Direct research and development expenses by program:
Tebipenem pivoxil	$1,710	$15,363	$(13,653)
SPR720	—	797	(797)
SPR206	—	49	(49)
Personnel related (including share-based compensation)	3,018	5,948	(2,930)
Facility related and other	1,615	2,121	(506)
Total research and development expenses	$6,343	$24,278	$(17,935)

Direct costs related to our tebipenem pivoxil program decreased by $13.7 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to a decrease in clinical activities related to our pivotal Phase 3 PIVOT-PO trial for tebipenem pivoxil, which met its primary endpoint and was stopped early for efficacy during the first half of 2025 and later approved by the FDA in June 2026.

Direct costs related to our SPR720 program decreased by $0.8 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to the cessation of development and subsequent termination of the SPR720 program, which was announced in November 2025.

Direct costs related to our SPR206 program decreased by less than $0.1 million during the six months ended June 30, 2026, primarily due to the cessation and subsequent termination of the SPR206 program, which was announced in March 2025.

The decrease in personnel-related costs of $2.9 million was primarily a result of decreased headcount costs in our research and development functions between periods. Personnel-related costs for the six months ended June 30, 2026 and 2025 included stock-based compensation expense of $0.6 million and $0.9 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Personnel related (including share-based compensation)	$4,082	$7,486	$(3,404)
Professional and consultant fees	5,841	4,249	1,592
Facility related and other	1,456	967	489
Total general and administrative expenses	$11,379	$12,702	$(1,323)

The decrease in personnel-related costs of $3.4 million was primarily a result of decreased headcount costs in our general and administrative functions between the periods. Personnel-related costs for both the six months ended June 30, 2026 and 2025 included share-based compensation expense of $1.3 million.

The increase in professional and consultant fees of $1.6 million was primarily due to an increase in business development, legal and consulting expenses incurred in the six months ended June 30, 2026.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Other Income (Expense), Net

Total other income (expense), net was $0.7 million for the six months ended June 30, 2026, compared to $1.6 million for the six months ended June 30, 2025. Total other income for the six months ended June 30, 2026, included $0.7 million of interest income, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the six months ended June 30, 2025, included $1.6 million of interest income, of which $0.7 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the U.S. Department of Defense, NIAID, Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any product candidates and we may not generate revenue from sales of any current or future product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, from the proceeds of multiple common stock offerings, and proceeds received from royalty financing transaction that closed in July 2026. As of June 30, 2026, we had cash and cash equivalents of $50.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash provided by (used in) operating activities	$10,509	$(21,695)
Net increase (decrease) in cash and cash equivalents	$10,509	$(21,695)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026, was $10.5 million, primarily resulting from our net loss of $16.8 million, adjusted for an increase to non-cash items of $2.4 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $24.9 million and consisted primarily of a $25.4 million decrease in the collaboration receivable-related party, due to the receipt of the NDA resubmission milestone payment from GSK (see Note 9, License, Collaboration and Service Agreements, in the condensed consolidated financial statements), a $0.3 million decrease in deferred revenue a $0.5 million increase in accrued expenses, a $0.5 million decrease in accounts payable, a $0.9 million increase in prepaid expenses and other receivables and a $0.9 million decrease in operating lease liability.

Net cash used in operating activities for the six months ended June 30, 2025, was $21.7 million, primarily resulting from our net loss of $15.6 million, adjusted for an increase to non-cash items of $2.8 million (primarily stock-based compensation). Net cash used by changes in our operating assets and liabilities was $9.0 million and consisted primarily of a $24.9 million decrease in the collaboration receivable-related party, due to the receipt of the third installment payment from GSK (see Note 9, License, Collaboration and Service Agreements, in the condensed consolidated financial statements), a $16.9 million decrease in deferred revenue, a $11.0 million decrease in accrued expenses, a $6.5 million decrease in accounts payable, a $0.6 million increase in prepaid expenses, a $0.6 million net increase in other receivables, and a $0.7 million decrease in operating lease liability.

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

Investing Activities

We did not undertake any investing activities during either of the six months ended June 30, 2026 or 2025.

Financing Activities

We did not undertake any financing activities during either of the six months ended June 30, 2026 or 2025.

Funding Requirements

Our future use of operating cash and capital requirements, and the timing and amount thereof, will depend largely on:

•
the initiation, progress, timing, costs and results of any preclinical studies and clinical trials of any of our current or future product candidates;
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
•
the extent to which we in-license or acquire other products and technologies; and
•
costs associated with litigation and any government investigation, and maintaining compliance with government regulations.

As of June 30, 2026, we had cash and cash equivalents of $50.8 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2026, together with proceeds from the royalty financing transaction that closed in July 2026, will enable us to fund our operating expenses and required capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report and into the second half of 2029.

This timeline is uncertain and subject to change as we explore opportunities to grow our program. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials, and any research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

Contractual Obligations and Commitments

During the three and six months ended June 30, 2026, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, we had cash and cash equivalents of $50.8 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. Treasury interest rates. We did not have any assets classified as marketable securities as of June 30, 2026. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

SEC Investigation and Wells Notice

On January 9, 2025, the Company responded to a “Wells Notice” from the staff of the SEC (the “Staff”) regarding its preliminary determination to recommend a civil enforcement action or administrative proceeding against the Company, its former Chief Executive Officer and a former member of its Board of Directors, Ankit Mahadevia, M.D. (“Dr. Mahadevia”), and its former Chief Financial Officer and President and Chief Executive Officer, Satyavrat “Sath” Shukla (“Mr. Shukla”), relating to certain public disclosures by the Company from March 31, 2022 leading up to the Company’s announcement on May 3, 2022 that it had determined to cease commercialization of tebipenem pivoxil based on feedback from the FDA, and whether the Company’s disclosures may have violated the federal securities laws.

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

The Company and Mr. Shukla mutually decided to separate, and Mr. Shukla resigned from the Board of Directors, in each case effective as of May 2, 2025. On January 30, 2026, Dr. Mahadevia resigned from the Board of Directors, including from his service on the Development Committee of the Board of Directors and from all officer and director positions he then held with any and all subsidiaries of the Company, effective as of January 30, 2026.

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

Risks Related to Our Business and Product Candidates

We are substantially dependent on the success of our new product candidate, SP001, and focus on SP001 may not be successful.

On June 17, 2026, we and GSK announced that the FDA approved Utebzi (tebipenem pivoxil). We are party to an exclusive license agreement with GSK for the development, manufacture and commercialization of Utebzi, which includes the transfer of the

IND and the NDA ownership to GSK, and pursuant to which GSK is obligated to make milestone payments if certain milestones are achieved and to pay royalties based on commercial launch and achievement of pre-specified sales thresholds. On July 8, 2026, we and our affiliates entered into a non-recourse non-dilutive royalty financing transaction with affiliates of HCRx, pursuant to which HCRx will receive a portion of the future GSK Proceeds. As such, our receipt of royalty and milestone revenues from GSK is limited to 35% of the GSK Proceeds arising after payment in full of the Notes.

Following the FDA approval of Utebzi, and the termination of our earlier stage programs (SPR206 and SPR720), we remain focused on advancing other corporate activities, including growing our portfolio of clinical-stage product candidates. On July 8, 2026, we entered into a license agreement with Innovent pursuant to which we received exclusive rights to research, develop, manufacture, and commercialize SP001 worldwide, excluding the Innovent Territory, where Innovent retains rights. The in-licensing of SP001 represents a strategic pivot by us from the development of tebipenem pivoxil to the development of a new product candidate focused on new indications for which we believe we have relevant but limited prior experience.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our new lead product candidate, SP001. SP001 is our only product candidate currently in clinical development, and our business depends on its successful development. SP001 will require additional clinical and non-clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales, if ever. We cannot be certain SP001 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. In addition, because SP001 is our only product candidate currently in clinical development, if SP001 encounters safety or efficacy problems, developmental delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

Further, the success of SP001 will depend in part on our ability to integrate this new product candidate into our business and program in an efficient and effective manner. We may not be able to realize the full potential of business opportunities and growth prospects of SP001 to the extent anticipated or at all. Challenges associated with the integration of SP001 may include those related to building out our operational and administrative capabilities as well as the hiring of employees to support our strategic pivot. If we are unable to successfully integrate SP001, or if we experience delays in clinical development, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of future revenue and other anticipated benefits resulting from the in-license of SP001, and our business, results of operations and financial condition could be adversely affected.

There can be no assurance that the FDA will accept data from any trials conducted outside of the United States, including any trials conducted in China.

Subject to FDA clearance of the U.S. IND, we currently expect to advance SP001 into a Phase 2 trial in IgG4-RD patients in the second quarter of 2027, based in part on data generated by Innovent in its Phase 1b study conducted in China in patients with SjD. The acceptance of study data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions, or such data may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice; the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice (“GCP”) regulations; and the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Even where the foreign study data are not intended to serve as the sole basis for approval, if the relevant study was not conducted pursuant to an IND, the FDA will generally not accept the data as support for a marketing application unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary.

There can be no assurance that the FDA will accept data from trials conducted outside of the United States to support our IND application. For example, the data generated by Innovent in China in its study of patients with SjD may not be acceptable to the FDA or other regulatory authorities. In May 2026, the United States House Appropriations Committee issued a draft, non-binding report accompanying its proposed Fiscal Year 2027 Agriculture, Rural Development, Food and Drug Administration, and Related Agencies Appropriations Act that would bar the FDA from accepting, reviewing, or considering any covered clinical data generated by a clinical investigation site in China, Russia, Iran or North Korea in support of an IND, including any amendment or supplement thereto. If the FDA or any comparable foreign regulatory authority does not accept such data from our clinical trials of any of our current or future product candidates, we would need to conduct additional trials, which could be costly and time-consuming, and which may not ultimately support approval in the United States.

Our ability to realize the value of tebipenem pivoxil depends on the commercialization of Utebzi (tebipenem pivoxil) through our partnership with GSK.

In June 2026, the FDA approved GSK’s NDA resubmission for Utebzi. We have invested a significant portion of our efforts and financial resources in the development of tebipenem pivoxil with GSK as a product candidate for the treatment of bacterial infections causing cUTI. Our ability to realize the value of tebipenem pivoxil depends on the expected timeline and the success of GSK’s commercialization of Utebzi. Further, on July 8, 2026, we and our affiliates entered into a non-recourse non-dilutive royalty financing transaction with affiliates of HCRx, pursuant to which HCRx will receive a portion of the future GSK Proceeds. As such, our receipt of royalty and milestone revenues from GSK is limited to 35% of the GSK Proceeds arising after payment in full of the Notes. If GSK’s commercialization efforts are unsuccessful or significantly delayed, our receipt of royalty and milestone revenues from GSK may not align with our expectations and our business could be materially harmed

If our clinical trials fail to produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any existing and future product candidates.

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

In June 2024, as mandated by the FDCA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because Food and Drug Omnibus Reform Act of 2022 specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025 on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of marketing applications.

Analyses of preliminary or interim data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

While we currently have one product approved for sale through our collaboration with GSK, we cannot guarantee that we will ever have additional marketable products. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate through well-controlled clinical trials that our existing or future product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.

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

If unexpected adverse events occur in any of our ongoing or planned clinical trials, we may need to abandon development of product candidates, or limit development to lower doses or to certain uses or subpopulations in which the undesirable side effects or other unfavorable characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

Even if we obtain FDA or other regulatory approvals and are able to launch any of our current or future product candidates commercially, the approved product candidate may nonetheless fail to gain sufficient market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. For example, Utebzi, which was approved in June 2026, may fail to gain sufficient market acceptance despite commercialization efforts by GSK. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of coverage and reimbursement for existing therapies. If an approved product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

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
•
the emergence of bacterial resistance to the product, in the case of Utebzi; and
•
the rate at which resistance to other drugs in the target infections grows, in the case of Utebzi.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example,we have terminated our SPR206 program and our SPR720 oral program and have shifted our focus and resources to advancing the clinical development of SP001, as well as other corporate activities.

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

If we or our collaborators are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we or our collaborators may not be successful in commercializing Utebzi or any of our future product candidates, if such product candidates are approved.

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

We intend to use collaborators to assist with the commercialization of any of our current and future product candidates, including the GSK License Agreement for the development and commercialization of Utebzi. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we likely would have little control over such third parties, and any of them might fail to devote the necessary resources and attention to sell and market our products effectively.

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

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any product candidates that we may seek to develop and commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates in immunology and inflammation for patients with serious diseases, and product candidates for the treatment of resistant infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our existing or future product candidates obsolete and noncompetitive.

There are a number of approved products and product candidates in development that may compete with our product candidates in IgG4-related disease, SjD, and other autoimmune and inflammatory disorders. For example, UPLIZNA® (inebilizumab), a CD19-directed B-cell depleting antibody marketed by Amgen Inc., is approved for the treatment of IgG4-related disease. Additional product candidates are in clinical development for IgG4-related disease, including obexelimab (Zenas BioPharma, Inc./Bristol Myers Squibb Company), a bifunctional CD19/FcγRIIB-targeting antibody; rilzabrutinib (Sanofi S.A.), a BTK inhibitor, and efgartigimod (argenx SE), an FcRn inhibitor. In SjD and related autoimmune indications, numerous companies are developing therapies directed against pathways including CD40/CD40L, BAFF, APRIL, BAFF-R, FcRn, BTK, TYK2 and other immune targets. These companies include large pharmaceutical and biotechnology companies such as Amgen, Novartis AG, argenx, Johnson & Johnson, Sanofi, Bristol Myers Squibb, UCB SA, and others, as well as emerging biotechnology companies developing novel therapies. Product candidates currently in development include dazodalibep, ianalumab, efgartigimod, nipocalimab, telitacicept and several additional investigational agents. We may also face competition from companies developing therapies that target the same biological pathway as SP001, including other CD40 or CD40L-directed therapies. In addition, future advances in immunology, autoimmune disease and inflammatory disease treatment may result in the development of products that are safer, more effective, more convenient to administer, less expensive or more rapidly adopted by physicians, patients and payors than our product candidates. If our competitors successfully develop or commercialize such products before us, our commercial opportunity could be materially reduced.

There are a variety of available oral therapies marketed for the treatment of cUTIs that we expect to compete with Utebzi, such as Levaquin, Cipro and Bactrim. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products, for example in the fluoroquinolone class. However, the susceptibility of urinary tract pathogens to the existing treatment alternatives is waning. In addition, GSK’s pricing of Utebzi may be at a significant premium over other competitive products, which may make it difficult for Utebzi to compete with these other products.

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

Utebzi, or any existing or future product candidates that we may commercialize, may become subject to unfavorable pricing regulations, or third-party payor coverage and reimbursement policies that could harm our business

Marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which may negatively affect the revenues that we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our existing or future product candidates obtain marketing approval.

We currently expect that Utebzi will be administered in a hospital inpatient setting. In the United States, governmental and other third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidate in light of the additional associated cost. If we are forced to lower the price we charge for our product candidate, if approved, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business.

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

We cannot predict whether bacteria may develop resistance to tebipenem pivoxil, which could affect its revenue potential.

Tebipenem pivoxil is designed to treat bacterial infections, including drug-resistant infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. We cannot predict whether or when bacterial resistance to tebipenem pivoxil may develop.

For example, as a carbapenem, tebipenem pivoxil is not active against organisms expressing a resistance mechanism mediated by enzymes known as carbapenemases. Although occurrence of this resistance mechanism is currently rare, we cannot predict whether carbapenemase-mediated resistance will become widespread in regions where tebipenem pivoxil may be marketed if it is approved. The growth of drug resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of our product candidate outside of controlled hospital settings, could contribute to the rise of resistance. If resistance to tebipenem pivoxil becomes prevalent, our ability to generate revenue could suffer.

If we are not successful in developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

A key element of our strategy is to develop and commercialize a portfolio of therapeutics to treat immunology and inflammation patients. We recently entered into the Innovent Agreement for the in-license of SP001, and may explore in the future, strategic partnerships for the development of new product candidates.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, malware, including ransomware, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. Our measures to prevent, respond to, and minimize such risks may be unsuccessful. While we have not, to our knowledge, experienced any significant system failure, accident or material cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations, as well as our financial condition. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our current or future product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such a loss could also expose us to regulatory enforcement, civil liability and reputational damage. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, in addition to incurring liability, the further development of any product candidates could be delayed or our competitive position could be compromised. Additionally, such disruptions or cybersecurity incidents could result in enforcement actions by U.S. or foreign regulatory authorities, regulatory penalties, and other legal liabilities such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, all of which could harm our business and operations.

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

We have not generated any revenue from the sale of our products and have incurred losses in most years since our inception in 2013. Our net loss was $9.6 million and $16.8 million for the three and six months ended June 30, 2026, respectively. While the FDA approved GSK’s NDA resubmission for Utebzi, we do not have any other product candidates approved for sale and we may never have another product candidate approved for commercialization. The success of Utebzi depends on GSK’s ability to commercialize the product.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2026, together with and including the net proceeds from the royalty financing transaction that closed in July 2026, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2029. During this period, we are focused on advancing next-generation medicines in immunology and inflammation for patients with serious diseases and major treatment gaps. Beyond this point, or in the event we change our current operating plan, we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

•
conduct clinical trials and studies of our existing or future product candidates;
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

We currently have one product approved for sale and have historically invested a significant portion of our efforts and financial resources in the development of our product candidates, including tebipenem pivoxil, SPR206, and SPR720. Although we decided to cease further development of SPR206 and SPR720, our business remains heavily dependent on the successful commercialization of tebipenem pivoxil, the success of which depends on GSK’s ability to commercialize Utebzi, and the successful development, regulatory approval, and, if approved, commercialization of SP001 and any future product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval.

If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable. Our expenses would increase significantly if we are required by the FDA, or any comparable foreign regulatory authority to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our current and future product candidates.

If we are unable to raise capital when needed, or do not receive payments from our collaboration partnership agreements or royalty financing agreements, it could limit our ability to support our operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase if and as we commence and advance additional preclinical studies and clinical trials for any future product candidates. If we obtain marketing approval for any product candidate, we expect to incur significant expenses related to development, product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, royalty financing transactions, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2026, together with and including the net proceeds from the royalty financing transaction that closed in July 2026, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2029. During this period, we are focused on advancing next-generation medicines in immunology and inflammation for patients with serious diseases and major treatment gaps. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities, including:

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

Unless and until we can generate a substantial amount of revenue from our existing and future product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, royalty financing transactions, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, or royalty financing transactions, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our company, and performing research and development activities to advance our existing or future product candidates. We have only recently demonstrated an ability to successfully obtain marketing approval, through the FDA approval of Utebzi in June 2026, and have not yet demonstrated an ability to successfully manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Risks Related to Our Dependence on Third Parties

We may not achieve the milestones triggering payments to us, or may not receive royalty payments pursuant to, our existing or any future license and collaboration or royalty financing agreements with third parties.

We have and may continue to seek third-party collaborators for development and commercialization of certain of our existing or future product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 9, License, Collaboration and Service Agreements, and Note 12, Subsequent Events, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

We may derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements and also the limitations of any royalty financing transaction we may have entered into. In addition, our collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of a product candidate that we license to a third party.

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
•
collaborators may not pursue development and commercialization of any of our current or future product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may not be able to develop, manufacture, market and sell any of our current or future product candidates and use our intellectual property without infringing or misappropriating the intellectual property and other proprietary rights of third parties;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of any of our current or future product candidates;
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

We will require additional funds to complete the development and potential commercialization of our existing and future product candidates. For any of our current or future product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. Moreover, we intend to utilize a variety of types of collaboration arrangements for the potential commercialization of our existing or future product candidates outside the United States. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include:

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

As part of our royalty financing transaction with HCRx, we transferred the GSK License Agreement and our rights thereunder, along with related intellectual property, to one of two newly formed special purpose subsidiaries of ours, and provided HCRx with a right of first recourse to such assets to satisfy our obligations to HCRx. As a result, if we are unable to satisfy our obligations under the royalty financing transaction, we could lose all retained rights to future royalty payments from HCRx and related assets, which could have a material adverse effect on our business, financial condition and stock price.

We and our affiliates have entered into a $105.0 million non-recourse non-dilutive royalty financing transaction with HCRx, pursuant to which HCRx will receive a portion of the future milestone and royalty payments due to us from GSK arising under the GSK License Agreement. As part of the royalty financing transaction, the parties entered into, among other agreements, the NPA for senior secured notes in an aggregate principal amount of $105.0 million, referred to herein as the Notes, the RPA and the Limited Guaranty.

The royalty financing transaction creates obligations of the Company and our special purpose subsidiaries to make payments to HCRx from proceeds of the GSK License Agreement, which agreement provides GSK certain rights to develop and commercialize Utebzi. To the extent that the commercialization of Utebzi does not generate sufficient proceeds to satisfy the obligations to HCRx when due in accordance with the terms of the royalty financing transaction, HCRx will generally not have recourse to our assets unrelated to the Utebzi program. However, to the extent we are unable to pay the Notes and other obligations under the NPA in full when due, HCRx will have the right, as a secured creditor with a security interest in the assets related to the Utebzi program, to foreclose on and otherwise take control of the assets related to the Utebzi program, including our equity in the special purpose subsidiaries created to hold the assets related to the Utebzi program.

Additionally, in the case of certain defined breaches and defaults under the royalty financing transaction, HCRx may have recourse beyond the assets related to the Utebzi program, although in most instances our obligations in respect of such breaches and defaults are limited to actual damages, and such obligations are generally subject to a fixed cap. In the event that HCRx has recourse to our assets beyond those related to the Utebzi program, we may not have sufficient funds to satisfy our obligations to HCRx as and when those obligations become due and payable, which could have a material adverse effect on our business, financial condition and stock price.

We rely on third parties to conduct all of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any product candidates. If they do not perform satisfactorily, our business may be materially harmed.

We do not independently conduct nonclinical studies that comply with good laboratory practice (“GLP”) requirements. We also do not have the ability to independently conduct clinical trials of any product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials of our existing and future product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and increase our costs.

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of any product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and applicable regulatory requirements. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our GLP-compliant nonclinical studies and clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions also require us to comply with standards, commonly referred to as GCPs for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCP standards, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any of our current and future product candidates, which would delay the regulatory approval process. We cannot make assurances that, upon inspection, the FDA will determine that any of our clinical trials comply with GCP. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for any of our current or future product candidates. If that occurs, we may not be able to, or may be delayed in our efforts to, successfully commercialize any of our current or future product candidates. In such an event, our financial results and the commercial prospects for any of our current or future product candidates could be harmed, our costs could increase and our ability to generate revenue could be delayed, impaired or foreclosed.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any of our current or future product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

We have historically contracted with third parties for the manufacture of clinical supplies of our current or future product candidates and expect to continue to do so in connection with any future clinical trials and commercialization of any potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our existing and future product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture our existing or future product candidates for use in the conduct of our preclinical research, our clinical trials or for commercial supply. We have historically relied on and expect to continue to rely on third-party contract manufacturers to manufacture supplies of our existing or future product candidates, and we expect to rely on third-party contract manufacturers to manufacture commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities, if any. Reliance on third-party manufacturers entails risks, including:

•
manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our current or future product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
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

We have historically relied on a small number of third-party contract manufacturers and suppliers for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any existing or future product candidates. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements.

In addition, because some of our manufacturers may have manufacturing facilities outside of the United States, their ability to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and factors that could impact the shipment of supplies. If our manufacturers are unable to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis, our operations would be disrupted and our net revenue and profitability would suffer.

Further, if our third-party contract manufacturers are based in Asia we may be subject to various supply chain disruptions. These supply chain disruptions have increased the price of certain materials due to the significant increase in costs of raw materials and shipping costs. Our ability to produce and timely deliver our products may be materially impacted in the future if these supply chain disruptions continue or worsen.

Moreover, a major catastrophe, such as an earthquake or other natural disaster, labor strike, or work stoppage at any of our manufacturing facilities, or a manufacturing facility of our suppliers or customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in shipments of our products and the loss of revenue and customers, which could have a material adverse effect on our financial position, results of operations, and cash flows.

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

We are a party to agreements with Meiji and GSK for tebipenem pivoxil and Innovent for SP001, and we may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

For example, the Meiji License gives us rights outside of the Meiji Territory to develop, manufacture, and commercialize tebipenem pivoxil as well as the right to use, cross-reference, file or incorporate by reference any information and relevant Meiji regulatory documentation to support any regulatory filings outside of the Meiji Territory. In addition, we have the right to develop, manufacture and have manufactured tebipenem pivoxil in the Meiji Territory solely for the purpose of furthering development, manufacturing and commercialization of tebipenem pivoxil outside of the Meiji Territory. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize tebipenem pivoxil and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis. The Meiji License requires us to pay future milestone payments of up to $1.0 million upon the achievement of specified regulatory milestones and royalties of 1% of net sales on a product-by-product and country-by-country basis.

In addition, pursuant to our GSK License Agreement, we granted GSK an exclusive royalty-bearing license, with the right to grant sublicenses, under our intellectual property and regulatory documents and a sublicense under certain intellectual property of Meiji and Meiji’s regulatory documents to develop, manufacture and commercialize the GSK Licensed Products in the GSK Territory. Under the terms of the GSK License Agreement, we received an upfront payment of $66.0 million for GSK to secure rights to tebipenem pivoxil and tebipenem pivoxil, a $30.0 million milestone payment upon achievement of a development milestone in the third quarter of 2023, and were entitled to receive a $95.0 million development milestone payment payable in four equal semi-annual installments, of which we received $23.8 million in each of the first quarter of 2024, the third quarter of 2024, the first quarter of 2025 and the third quarter of 2025 and a $25.0 million milestone for GSK’s submission of an NDA with the FDA for tebipenem pivoxil, which was received in February 2026. Remaining potential payments under the GSK License Agreement are milestone based and are (i) up to $101.0 million in commercial milestone payments, and (ii) up to $225.0 million in sales milestone payments. In addition to the milestones described above, GSK is obligated to pay royalties to us on annual net sales of GSK Licensed Products in the GSK Territory. Such royalties are 1% for annual sales up to $750.0 million each year and range from high single-digit percentages on annual net sales above $750.0 million each year to low double-digit percentages on annual net sales above $1,000.0 million each year.

We were responsible for the execution and costs of the follow-up Phase 3 clinical trial of tebipenem pivoxil. GSK is responsible for the execution and costs of additional further development, including commercialization activities for tebipenem pivoxil in the balance of the GSK Territory outside of the United States. Additionally, we were responsible for providing and paying for the clinical supply of tebipenem pivoxil while GSK will be responsible for the costs of the commercial supply of tebipenem pivoxil.

Further, the Innovent Agreement gives us exclusive rights, even as to Innovent, to research, develop, manufacture, and commercialize SP001 and certain backup and derivative monoclonal antibodies targeting CD40L worldwide, excluding the Innovent Territory, subject to Innovent's right to conduct certain research, non-clinical development and manufacturing activities in the Innovent Territory. In addition, we have a non-exclusive right to research, non-clinically develop and manufacture SP001 in the Innovent Territory in connection with our exploitation of those compounds and products in the Licensed Territory. In exchange for those rights, we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize SP001 in at least one indication in the United States and any one of France, Germany, Italy, Spain, the United Kingdom or Japan, and to file an IND for SP001 in the United States within 12 months of the effective date, subject to specified extensions. The Innovent Agreement required us to pay Innovent a $35.0 million upfront payment, future milestone payments of up to approximately $1.05 billion upon the achievement of certain development, regulatory and commercial milestones, and tiered royalties ranging from a high single-digit to a mid-teen-digit percentage of annual net sales on a product-by-product and country-by-country basis.

If we fail to comply with our obligations to Meiji, GSK, Innovent, or any of our other partners, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of June 30, 2026, we have two registered U.S. trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the nonclinical or clinical data for any of our current or future product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for any of our curren or future product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply with prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory bodies can delay, limit or deny approval of any of our current or future product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials;
•
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;

•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to any of our current or future product candidates;
•
our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our current or future product candidates are safe and effective for the proposed indication;
•
the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical studies or clinical trials;
•
our inability to demonstrate the clinical and other benefits of any of our current or future product candidates outweigh any safety or other perceived risks;
•
the FDA’s or the applicable foreign regulatory agency’s requirement for additional nonclinical studies or clinical trials;
•
the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling and/or the specifications for any of our current or future product candidates; or
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Even if we eventually receive approval of an NDA or foreign marketing application for any of our current or future product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, often referred to as Phase 4 clinical trials, and the FDA may require the implementation of a REMS which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

If approved for commercial marketing in the United States, Utebzi our existing or future product candidates may face generic competition sooner than anticipated.

Utebzi, and any current or future product candidate for which we achieve regulatory approval, may face competition from generic products earlier or more aggressively than anticipated, depending upon how well our future products perform in the U.S. prescription drug market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug (“RLD”) and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD.

In June 2026, the FDA approved GSK’s NDA resubmission for Utebzi. This exclusivity period would block FDA from approving either a subsequent ANDA or 505(b)(2) NDA that references our future NDA, if approved. The qualified infectious disease product designation granted by FDA to this drug product and indication also make it eligible for a further five-year extension of that Hatch-Waxman exclusivity. We cannot predict the interest of potential generic competitors in the future market for such an approved treatment for cUTI, whether someone will attempt to invalidate our period of exclusivity or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the applicable exclusivity period ends. Future product candidates may also receive marketing exclusivity under the FDCA after approval that may similarly be subject to challenge or uncertainty

If we or our partners are unable to obtain marketing approval in international jurisdictions, we will not be able to market our existing or future product candidates abroad.

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

In addition, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the EU adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. The new framework is expected to be adopted by late-2026 and there will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

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

At the same time, a new international recognition procedure (“IRP”) will apply, which is intended to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include the EMA and regulators in the EU/European Economic Area member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or any of our future collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for any product candidates, which could significantly and materially harm our business.

We will be subject to ongoing obligations and continuing regulatory review for Utebzi and any existing or future product candidates that receive regulatory approval in the future, which may result in significant additional expense. Utebzi and our existing or future product candidates, if approved, could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with Utebzi or our existing or future product candidates, when and if approved.

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

In addition, even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, may be subject to significant conditions of approval or may impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA may also require a REMS as a condition of approval of any of our current or future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA also imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing.

For example, on September 9, 2025, the President issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of any of our current or future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Recently enacted and future policies and legislation may increase the difficulty and cost for us to obtain marketing approval of any of our current or future product candidates, and commercialize Utebzi or any of our current or future product candidates, and may affect the reimbursement made for Utebzi or any product candidate for which we receive marketing approval.

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

Beginning on April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2%, or automatic spending reductions, required by the Budget Control Act of 2011 (“BCA”), as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. As long as these cuts remain in effect, they could adversely affect payment for any of our current or future product candidates, if approved for commercial marketing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any of our current or future product candidates or additional pricing pressures.

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

Failure to comply with our reporting and payment obligations under U.S. governmental pricing programs for any of our current or future product candidates that we may commercialize, could have a material adverse effect on our business, financial condition and results of operations.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of any of our current or future product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of any of our current or future product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of any of our current or future product candidates could be impacted in a negative manner.

For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of any of our current or future product candidates. Pursuant to President Trump’s Executive Order 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force (“RIF”) across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. In November 2025, a Congressional Continuing Resolution ended the government shutdown, providing full-year funding for the FDA for Fiscal Year 2026 through September 30, 2026 at approximately $7 billion with a slight increase in user fees for drug and device companies.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (“PDUFA”), it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review any of our current or future product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the United States, and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

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

In the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, an executive order announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the U.S. government had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Shortly before that expiration date, the United States and China reached a one-year agreement with an expiration of November 10, 2026, that includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms.

Since the April reciprocal tariffs announcement, the European Union, Japan, South Korea, Switzerland and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, the U.S. administration issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The deals with the European Union, Japan, South Korea, Switzerland (and Liechtenstein), the United Kingdom and others cap pharmaceutical tariffs at 15%. In addition, an agreement with Malaysia provides a zero percent tariff exemption for pharmaceutical products that are not patented in the United States and are used in pharmaceutical applications and an agreement with Switzerland and Lichenstein caps tariffs on pharmaceuticals imported from those two countries at 15%. Finally, an agreement with Taiwan concluded on January 15, 2026 eliminates tariffs on generic pharmaceuticals and their active ingredients imported from Taiwan.

The reciprocal tariffs and the fentanyl tariffs were imposed pursuant to the International Emergency Economic Powers Act (the “IEEPA”). These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the Supreme Court held that IEEPA does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, the President issued a new Executive Order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs as of 12:01 am on February 24, 2026. At the same time, however, the Trump

Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Pursuant to the statute, these tariffs expired on July 24, 2026. However, on July 23, 2026, the Office of the U.S. Trade Representative announced final action under Section 301 of the Trade Act of 1974 imposing new tariffs on imports from 60 trading partners based on findings that those countries had failed to adopt and effectively enforce prohibitions on imports of goods produced with forced labor. The new tariffs, set at either 10% or 12.5% depending on the country’s level of commitment to forced-labor import restrictions, took effect on July 24, 2026, and replaced the tariffs that had been imposed under Section 122. The Administration has announced that it also plans to initiate new investigations related to excess capacity on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.

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

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, the U.S. administration announced that, beginning October 1, 2025, all branded or patented drugs imported in the United States would face a 100% tariff. At the same time, the administration indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the United States Thereafter, the administration delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now “begun preparing” tariffs on manufacturers that do not build in the United States or enter into a most-favored-nation drug pricing agreement with the administration.

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
•
the timing of clinical trials of any of our current or future product candidates;
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

Although our common stock is listed on the Nasdaq Global Select Market, there is a risk that an active trading market for our shares may not continue to develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

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

If the disruption and volatility persist or heighten, it may impact our ability to raise sufficient additional capital on agreeable terms, if at all. If we are unable to raise sufficient additional capital, our business, financial condition, stock price and results of operations could be adversely affected, and we will need to implement cost reduction strategies, which could include delaying, reducing or altogether terminating both internal and external costs related to our operations and research and development programs. In addition, political developments impacting government spending and international trade, including changes in trade agreements, trade disputes, tariffs and investment restrictions, such as the ongoing trade dispute between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions. These global economic and political factors could also strain certain of our suppliers and manufacturers, possibly resulting in supply disruptions or increased raw material or manufacturing costs, or adversely impacting their ability to manufacture clinical trial materials for any of our current or future product candidates. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic and geopolitical climate and financial market conditions could adversely impact our business.

We have broad discretion in the use of our cash reserves and may not use them effectively.

Our management has broad discretion in the application of our cash reserves and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our current and future product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

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

Provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that our stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:

•
establish a classified Board of Directors such that all members of the Board of Directors are not elected at one time;
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

Securities litigation often follows certain significant business activities, such as the announcement of a strategic restructuring, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. We have in the past, and may in the future, become subject to securities litigation. For example, two putative class action lawsuits were filed in 2022 against us and certain of our former officers and stockholder derivative actions were filed in 2023 and 2024 against us and certain of our former officers. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to execute on our planned development of SP001, or the ultimate value our stockholders receive in such partnership or other opportunity.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	11/6/2017	001-38266

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	8/18/2021	001-38266

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	6/25/2026	001-38266

3.4	Amended and Restated Bylaws of the Registrant		Form 10-Q (Exhibit 3.1)	11/13/2023	001-38266

10.1	2026 Stock Incentive Plan		Form S-8 (Exhibit 99.1)	6/23/2026	333-296972

10.2	Form of Stock Option Agreement under the 2026 Stock Incentive Plan	X

10.3	Form of Restricted Stock Unit Agreement under the 2026 Stock Incentive Plan	X

10.4††	Exclusive License Agreement, dated July 8, 2026, by and between the Registrant and Innovent Biologics (Suzhou) Co., Ltd. and Fortvita Biologics (USA), Inc.	X

10.5††

Note Purchase and Guaranty Agreement dated July 8, 2026, by and between the Spero Holdings SPV, LLC, Spero SPV, LLC and the purchasers party thereto and HCR Spero SPV, LLC, as the purchaser representative for such purchasers

X

10.6††

Royalty and Milestone Payment Interest Purchase and Sale Agreement dated July 8, 2026, by and between Spero SPV, LLC and the purchasers party thereto and HCR Spero SPV, LLC, as the purchaser representative for such purchasers

X

10.7††	Limited Recourse Guaranty dated July 8, 2026, by and between the Registrant and HCR Spero SPV, LLC	X

10.8	Employment Agreement, dated August 3, 2026 by and between the Registrant and Debra Zack, M.D., PhD	X

10.9	Termination Agreement, dated August 11, 2026, by and between Registrant and Everest Medicines II Limited	X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SPERO THERAPEUTICS, INC.

Date: August 12, 2026	By:	/s/ Esther Rajavelu
Esther Rajavelu
President, Chief Executive Officer, Chief Financial Officer, Chief Business Officer and Treasurer
(Principal Executive, Financial and Accounting Officer)

i