Form 10-Q
period 2026-09-30
Spero Therapeutics, Inc.
filed 2026-11-12
CIK 1701108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, the registrant had 58,264,577 shares of common stock, $0.001 par value per share, outstanding.

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
•
revenue received from commercial sales of Utebzi™ (tebipenem pivoxil), and the timing and amount of Utebzi royalties paid to affiliates of Healthcare Royalty Management, LLC under our milestone and royalty financing transaction agreements;
•
the development, future commercialization, marketing and manufacturing of our current and future product candidates, if approved;
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
•
our and our strategic partners’ ability to predict and manage the impact of government laws and regulations;
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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
In June 2026, the U.S. Food and Drug Administration (“FDA”) approved GSK’s NDA resubmission for Utebzi, and we have since shifted our focus and resources to advancing the development of SP001. Consequently, our business and prospects are substantially dependent on the successful development of SP001. If we fail to execute successfully on the development of SP001, our business and prospects may be materially adversely affected.
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

Spero Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$107,928	$40,265
Collaboration receivable, current - related party	—	25,359
Other receivables	12	28
Prepaid expenses and other current assets	1,288	1,634
Total current assets	109,228	67,286
Operating lease right of use assets	798	1,480
Other assets	—	153
Total assets	$110,026	$68,919

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	411	693
Accrued expenses and other current liabilities	4,039	5,578
Liability related to the sale of future milestones and royalties, current	50,756	—
Operating lease liabilities, current	1,593	1,956
Income taxes payable	163	383
Deferred revenue, current - related party	—	258
Total current liabilities	56,962	8,868
Liability related to the sale of future milestones and royalties	52,283	—
Operating lease liabilities	—	939
Other long-term liabilities	—	91
Total liabilities	109,245	9,898
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized as of September 30, 2026 and 120,000,000 shares authorized as of December 31, 2025; 58,237,077 shares issued and outstanding as of September 30, 2026 and 56,414,657 shares issued and outstanding as of December 31, 2025	58	56
Additional paid-in capital	512,822	510,031
Accumulated deficit	(512,099)	(451,066)
Total stockholders' equity	781	59,021
Total liabilities and stockholders' equity	$110,026	$68,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Grant revenue	$—	$2,394	$—	$5,544
Collaboration revenue - related party	—	3,048	258	19,949
Collaboration revenue	—	—	—	12
Total revenues	—	5,442	258	25,505

Operating expenses:
Acquired in-process research and development	35,000	—	35,000	—
Research and development	3,196	8,597	9,539	32,875
General and administrative	3,717	4,174	15,096	16,876
Impairment charges	—	587	—	587
Restructuring	—	—	—	258
Total operating expenses	41,913	13,358	59,635	50,596
Loss from operations	(41,913)	(7,916)	(59,377)	(25,091)
Other income (expense):
Interest income	912	532	1,625	2,136
Other income (expense), net	1	2	(3)	7
Interest expense related to the sale of future milestones and royalties	(3,278)	—	(3,278)	—
Total other (expense) income, net	(2,365)	534	(1,656)	2,143
Net loss and comprehensive loss	$(44,278)	$(7,382)	$(61,033)	$(22,948)

Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.13)	$(1.06)	$(0.41)

Weighted average shares of common stock outstanding, basic and diluted:	58,229,386	56,280,844	57,829,995	55,866,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(61,033)	$(22,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease cost	684	834
Impairment of assets	—	587
Stock-based compensation	2,791	3,318
Non-cash interest expense associated with the sale of future milestones and royalties	3,278	—
Changes in operating assets and liabilities:
Collaboration receivable, current and non-current - related party	25,359	48,523
Other receivables	16	1,494
Prepaid expenses and other current assets	346	663
Other assets	153	—
Accounts payable	(282)	(5,911)
Accrued expenses and other current liabilities	(1,539)	(9,915)
Deferred revenue, current and non-current	—	(12)
Deferred revenue - related party, current and non-current	(258)	(19,949)
Other long-term liabilities	(91)	—
Operating lease liability	(1,302)	(946)
Income taxes payable	(220)	(11)
Net cash used in operating activities	(32,098)	(4,273)
Cash flows from financing activities:
Proceeds from sale of future milestones and royalties, net	103,175	—
Transaction costs from sale of future milestones and royalties	(3,414)	—
Net cash provided by financing activities	99,761	—
Net increase (decrease) in cash and cash equivalents:	67,663	(4,273)
Cash, cash equivalents and restricted cash at beginning of period	40,265	52,889
Cash, cash equivalents and restricted cash at end of period	$107,928	$48,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at June 30, 2026	58,146,910	$58	$511,967	$(467,821)	$44,204
Issuance of common stock upon the vesting of restricted stock units	90,167	—	—	—	—
Stock-based compensation expense	—	—	855	—	855
Net loss	—	—	—	(44,278)	(44,278)
Balances at September 30, 2026	58,237,077	$58	$512,822	$(512,099)	$781

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2025	56,414,657	$56	$510,031	$(451,066)	$59,021
Issuance of common stock upon the vesting of restricted stock units	1,822,420	2	—	—	2
Stock-based compensation expense	—	—	2,791	—	2,791
Net loss	—	—	—	(61,033)	(61,033)
Balances at September 30, 2026	58,237,077	$58	$512,822	$(512,099)	$781

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at June 30, 2025	56,187,308	$56	$507,976	$(475,204)	$32,828
Issuance of common stock upon the vesting of restricted stock units	124,487	—	—	—	—
Stock-based compensation expense	—	—	1,048	—	1,048
Net loss	—	—	—	(7,382)	(7,382)
Balances at September 30, 2025	56,311,795	$56	$509,024	$(482,586)	$26,494

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2024	54,593,527	$55	$505,706	$(459,638)	$46,123
Issuance of common stock upon the vesting of restricted stock units	1,718,268	1	—	—	1
Stock-based compensation expense	—	—	3,318	—	3,318
Net loss	—	—	—	(22,948)	(22,948)
Balances at September 30, 2025	56,311,795	$56	$509,024	$(482,586)	$26,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPERO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Nature of the Business and Basis of Presentation

The Company is a clinical-stage biopharmaceutical company focused on advancing next generation medicines for patients with immune-mediated diseases.

The Company's lead program, SP001, is a third-generation, fully humanized, Fc-silent IgG1 monoclonal antibody targeting CD40 Ligand (“CD40L”). On July 8, 2026, the Company entered into a license agreement (the “Innovent Agreement”) with Innovent Biologics (Suzhou) Co., Ltd. and Fortvita Biologics (USA), Inc. (collectively, “Innovent”), pursuant to which Innovent granted the Company an exclusive (even as to Innovent and its affiliates, subject to Innovent’s right to directly or indirectly conduct certain research, non-clinical development and manufacturing activities), sublicensable right and license under certain patent rights and know-how (the “Licensed Intellectual Property”) to research, develop, manufacture, and commercialize SP001, and certain backup monoclonal antibodies and derivative monoclonal antibodies, in each case targeting CD40L (the “Licensed Compounds”) and products containing the Licensed Compounds (“Licensed Products”) worldwide, excluding the mainland of the People’s Republic of China, Taiwan, Hong Kong and Macau (collectively, the “Innovent Territory”).

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

On July 8, 2026, the Company entered into a $105.0 million non-recourse, non-dilutive milestone and royalty financing transaction with affiliates of Healthcare Royalty Management, LLC (“HCRx”), pursuant to which HCRx will receive a portion of the future GSK Proceeds (as defined below) (see Note 10, Liability Related to the Sale of Future Milestones and Royalties).

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

To date, the Company has funded its operations with payments received under license and collaboration agreements and funding from government contracts, from the proceeds of multiple common stock offerings, and from proceeds received from a milestone and royalty financing transaction. The Company has incurred recurring cash outflows from operating activities and losses in most periods since its inception. During the three months ended September 30, 2026 and 2025, the Company had net losses of $44.3 million and $7.4 million, respectively, and during the nine months ended September 30, 2026 and 2025, the Company had net losses of $61.0 million and $22.9 million, respectively. In addition, as of September 30, 2026, the Company had an accumulated deficit of $512.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of the issuance date of these quarterly consolidated financial statements, based on its current operating plans, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these quarterly consolidated financial statements. The Company currently expects that it will require additional funding to fund the development of any future product candidate(s) through regulatory approval and to support its continued operations. The Company may seek additional funding through public or private financings, debt financing, milestone and royalty financing transactions, collaboration agreements, government grants or other sources. If the Company's access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets, the Company's operations and financial condition could be adversely impacted. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development programs, or product portfolio expansion efforts, which could materially affect its business prospects or its ability to continue operations.

Interim Financial Information

The consolidated balance sheet at December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2026, and results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025 have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual for clinical trial costs and other research and development expenses, the determination of the effective interest rate for the milestone and royalty financing transaction and the valuation of share-based awards. There may be changes to those estimates in future periods. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

As of September 30, 2026 and December 31, 2025, the Company had no off-balance sheet risks, including but not limited, to foreign exchange contracts, option contracts, or other hedging arrangements.

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

The Company's lease agreement with respect to its corporate headquarters extends through July 2027. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. As the remaining term on the Company’s lease is less than one year, the lease is recognized as a short-term lease liability on the balance sheet as of September 30, 2026. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Research and Development and Acquired In-Process Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel salaries, share-based compensation and benefits, allocated facilities costs, depreciation, manufacturing expenses, costs related to the Company’s government contract and grant arrangements, and external costs of outside vendors engaged to conduct preclinical development activities, clinical trials as well as the cost of licensing technology. Upfront payments and milestone payments made for the licensing of technology are expensed as acquired in-process research and development (“IPR&D”) in the period in which they are incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost to acquire IPR&D with no alternative future use is charged to expense at the acquisition date. Contingent consideration in asset acquisitions is recognized when payment becomes probable and reasonably estimable. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets, or, if related to IPR&D with no alternative future use, charged to expense.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2026 and 2025, there were no components of other comprehensive income (loss), and therefore comprehensive loss is the same as net loss.

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

Liability Related to the Sale of Future Milestones and Royalties

The Company accounts for the liability related to the sale of future milestones and royalties, as discussed further in Note 10, Liability Related to the Sale of Future Milestones and Royalties, as debt, initially recorded at carrying value and subsequently amortized under the effective interest rate method over the estimated life of the future revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on its current estimates of future revenues over the life of the arrangement. The Company periodically assesses its estimate of future revenue and the expected timing of those payments and prospectively adjusts the effective interest rate and amortization of the debt liability. The assumptions used in determining the expected repayment term of the liability related to the sale of future milestones and royalties and amortization period of the issuance costs require that the Company make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The new guidance will reduce the number of contracts (or embedded features within instruments) that are accounted for as derivatives under ASC 815, Derivatives and Hedging. The ASU adds a new scope exception to the derivatives guidance for underlying based on the operations or activities specific to one of the parties to the contract. The ASU also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is “unconditional,” as defined in the ASU. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. This standard became effective for the Company on January 1, 2026. The Company early adopted ASU 2025-07 in the first quarter of 2026 and it did not have a material impact on its consolidated financial statements and related disclosures.

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

3.
Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$107,216	$—	$107,216
Total cash equivalents	—	107,216	—	107,216

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$39,672	$—	$39,672
Total cash equivalents	—	39,672	—	39,672

Excluded from the tables above is cash of $0.7 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, there were no transfers between Level 1, Level 2 and Level 3 categories.

4.
Accrued Expenses and Other Current Liabilities

The following table presents the Company’s accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and related expenses	$1,475	$3,060
Accrued external research and development expenses	1,494	1,741
Accrued professional fees	830	644
Accrued other	240	133
Total accrued expenses and other current liabilities	$4,039	$5,578

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

“At-the-Market” Offering

On August 28, 2026, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock from time to time, at its sole discretion, through Jefferies (the “Jefferies ATM Offering”). The Company filed a sale agreement prospectus with the SEC on August 28, 2026 in connection with the Jefferies ATM Offering (the “Jefferies Prospectus”). The Jefferies Prospectus forms a part of a new universal shelf Registration Statement on Form S-3 (File No. 333-298641) filed with the SEC on August 28, 2026, which became effective on September 10, 2026, and pursuant to which the Company registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, depositary shares, subscription rights, units and/or warrants at prices and on terms that the Company may determine. Pursuant to the Jefferies Prospectus, the Company can offer and sell shares of common stock having a maximum aggregate offering price of $100.0 million under the Jefferies Sales Agreement.

The Company previously entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as agent (“Cantor”), on March 11, 2021, pursuant to which the Company could offer and sell shares of its common stock from time to time, at its sole discretion, through Cantor (the “Cantor ATM Offering”). The Company filed a sale agreement prospectus with the SEC on March 15, 2024 in connection with the Cantor ATM Offering (the “Cantor Prospectus”). The Cantor Prospectus forms a part of the universal shelf Registration Statement on Form S-3 (File No. 333-277998) filed with the SEC on March 15, 2024, which became effective on March 22, 2024. Pursuant to the Cantor Prospectus, the Company could offer and sell shares of common stock having a maximum aggregate offering price of $75.0 million under the Cantor Sales Agreement.

The Company terminated the Cantor Sales Agreement effective as of August 28, 2026. The Company did not incur any termination penalties as a result of the termination of the Cantor Sales Agreement. As of the effective date of the termination of the Cantor Sales Agreement, the Company had sold no shares of common stock pursuant to the Cantor Sales Agreement during the nine months ended September 30, 2026 or fiscal years ended December 31, 2025 and 2024. The termination of the Cantor Sales Agreement terminated any future sales of common stock through the Cantor ATM Offering pursuant to the Cantor Prospectus.

During the three and nine months ended September 30, 2026 and 2025, and through the issuance date of these condensed consolidated financial statements, the Company did not sell any shares of its common stock under the Jefferies Sales Agreement or Cantor Sales Agreement.

6.
Share-Based Compensation

The Company maintains three equity compensation plans, the 2017 Stock Incentive Plan, as amended (the “2017 Plan”), the Amended and Restated 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”), and the 2026 Stock Incentive Plan (the “2026 Plan” and together with the 2017 Plan and the 2019 Inducement Plan, the “Equity Plans”), which provide or provided for the grant of share-based awards to its directors, officers, consultants and other employees. The Equity Plans provide or provided for the grant of non-qualified and incentive stock options, as well as restricted stock units (“RSUs”), restricted stock and other share-based awards.

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

Subsequently, over the life of the 2017 Plan, the Company’s stockholders approved amendments to the 2017 Plan to increase the total number of shares reserved for issuance under the 2017 Plan from 1,785,416 to 18,188,627 and made certain other amendments to the plan.

On June 23, 2026, the Company’s stockholders approved the 2026 Plan to replace the 2017 Plan which will expire by its terms on June 30, 2027. As of June 23, 2026, there were no further grants of awards under the 2017 Plan, but awards previously granted under the 2017 Plan will remain in effect pursuant to its existing terms until its expiration.

2019 Inducement Plan

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

Subsequently, over the life of the 2019 Plan, the Board of Directors approved amendments to the 2019 Inducement Plan to increase the number of shares of common stock authorized for issuance from 331,500 to 5,106,500 shares.

As of September 30, 2026, there were 2,574,526 shares available for grant under the 2019 Inducement Plan, as amended.

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

As of September 30, 2026, there were 5,874,475 shares available for grant under the 2026 Plan.

The Equity Plans

The following table summarizes stock option activity under the Equity Plans for the nine months ended September 30, 2026:

	2017 Plan	2019 Inducement Plan	2026 Plan	Total Number of Stock Options
Outstanding as of December 31, 2025	2,356,266	44,167	—	2,400,433
Granted	1,118,350	392,275	140,000	1,650,625
Forfeited	(91,925)	—	—	(91,925)
Outstanding as of September 30, 2026	3,382,691	436,442	140,000	3,959,133

As of September 30, 2026, a total of 23,295,127 shares of common stock have been authorized and reserved for issuance under the Equity Plans and 8,449,001 shares of common stock were available for future issuance under such plans.

Stock Option Valuation

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The expected volatility is based on the Company's stock price volatility. Prior to 2026, the Company estimated its expected share volatility based on the historical volatility of a set of publicly traded peer companies. The Company has estimated the expected term of the Company’s stock option awards utilizing the “simplified” method for awards that qualify as “plain-vanilla.” The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

For the nine months ended September 30, 2026, the assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted to employees were as follows, presented on a weighted average basis:

Nine Months Ended September 30,
2026
Risk-free interest rate	2.86%
Expected term (in years)	4.44
Expected volatility	74.7%
Expected dividend yield	0.0%

The following table summarizes stock option activity under the Equity Plans during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	2,400,433	$9.98	3.62	$58
Granted	1,650,625	1.97	—	—
Forfeited or cancelled	(91,925)	11.75	—	—
Outstanding as of September 30, 2026	3,959,133	$6.60	5.58	$21
Outstanding as of September 30, 2026 - vested and expected to vest	3,959,133	$6.60	5.58	$21
Exercisable at September 30, 2026	2,313,508	$9.89	2.80	$—

The weighted average grant-date fair value of awards granted during the nine months ended September 30, 2026 was $1.62 per share. No stock options were granted during the nine months ended September 30, 2025. No stock options were exercised during either the nine months ended September 30, 2026 and 2025. The Company satisfies stock option exercises with newly issued shares of its common stock.

As of September 30, 2026, total unrecognized compensation related to unvested stock option grants was $2.3 million. This amount is expected to be recognized over a weighted-average period of 3.18 years.

Restricted Stock Units

The following table summarizes RSU activity under the Equity Plans (excluding performance-based RSUs) during the nine months ended September 30, 2026:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	5,436,774	$1.33
Granted	1,186,836	1.99
Vested and released	(1,822,420)	1.68
Forfeited or cancelled	(453,263)	1.21
Outstanding as of September 30, 2026	4,347,927	$1.38

As of September 30, 2026, there was approximately $4.4 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 2.23 years.

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

Share-Based Compensation Expense

The Company recorded share-based compensation expense for both RSUs and stock options in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$346	$397	$934	$1,321
General and administrative expenses	509	651	1,857	1,997
Total	$855	$1,048	$2,791	$3,318

7.
Commitments and Contingencies

As a public biotechnology company, the Company operates in a regulated environment, and from time to time, is party to various legal proceedings and receives regulatory inquiries arising in the ordinary course of business. The costs and outcome of litigation, regulatory, investigatory or other proceedings cannot be predicted with certainty, and some lawsuits, claims, actions or proceedings may be disposed of unfavorably to the Company and could have a material adverse effect on the Company’s results of operations or financial condition. In addition, intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. If a matter is both probable to result in a material liability and the amount of loss can be reasonably estimated, the Company accrues the estimated loss. Disclosure is provided when a loss is considered probable, but the loss is not reasonably estimable and when a material loss is reasonably possible but not probable. If such a loss is not probable or cannot be reasonably estimated, a liability is not recorded. As of September 30, 2026 and December 31, 2025, no material accruals have been recorded for potential contingencies related to these matters.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 9, License, Collaboration and Service Agreements).

Operating Leases

The Company has entered into an operating lease agreement with respect to its corporate headquarters located at 675 Massachusetts Avenue, Cambridge, Massachusetts. In September 2025, the Company entered into sublease agreements for a portion of its lease through the remainder of its lease term. The Company recorded sublease income as a reduction of lease expense, in an amount of $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, and less than $0.1 million for the three and nine months ended September 30, 2025, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The process surrounding the Investigation and the Wells Notice (both as defined below) has resulted in legal expenses and certain liabilities for the Company and the named individuals, and each of the named individuals, as directors and/or officers of the Company at the time of the initiation of the Investigation and Wells Notice, are entitled to indemnification for certain costs associated with the Investigation and the Wells Notice. The Company maintains a general liability insurance policy that covers certain expenses and liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers (the “D&O Insurance”). The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2026 or December 31, 2025.

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

On January 16, 2026, acting pursuant to an offer of settlement submitted by Dr. Mahadevia and Mr. Shukla, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933, as amended (the “Securities Act”), directing Dr. Mahadevia and Mr. Shukla to cease and desist from committing or causing any violations of Section 17(a)(2) of the Securities Act, 15 U.S.C. § 77q(a)(2) (the “SEC Order”). In the SEC Order, the SEC made findings that, from March 31, 2022 to May 3, 2022, Dr. Mahadevia and Mr. Shukla, violated Section 17(a)(2) of Securities Act, which provides that it is unlawful for any person, in the offer or sale of a security, to “obtain money or property by means of any untrue statement of material fact” or a material omission necessary to make statements made not misleading. A violation of this provision does not require scienter and may rest on a finding of negligence. Dr. Mahadevia and Mr. Shukla consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

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

The Company did not recognize any grant revenue under the BARDA agreement for the three and nine months ended September 30, 2026 and recognized $2.4 million and $5.6 million of grant revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, of the $65.6 million of committed funding, the Company has cumulatively recognized $65.1 million of grant revenue under the BARDA agreement.

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

SP001 Agreements

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

The Company is obligated to pay Innovent tiered royalties ranging from a high single-digit percentage to a mid-teen-digit percentage on annual net sales of all Licensed Products. The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of: (i) the expiration of the last valid claim of the licensed patents covering the composition of matter of the Licensed Compound contained in such Licensed Product in such country; (ii) the expiration of the last applicable regulatory exclusivity right with respect to such Licensed Product in such country; and (iii) 11 years following the first commercial sale of such Licensed Product in such country (each, a “Royalty Term”). The royalty rate is subject to specified reductions on a Licensed Product-by-Licensed Product and country-by-country basis under specified circumstances.

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

The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the SP001 license rights. Under the terms of the Innovent Agreement, the Company paid Innovent a $35.0 million upfront payment, and is obligated to pay aggregate milestone payments of up to approximately $1.05 billion upon the achievement of certain development, regulatory and commercial milestones. The Company paid the $35.0 million upfront payment to Innovent in August 2026, which was recorded as acquired IPR&D expense in the Company’s consolidated statement of operations and comprehensive loss in the third quarter of 2026, as the IPR&D acquired had no alternative future use as of the acquisition date. Subsequent milestone payments under this agreement are not accrued because they are not yet probable.

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

Milestone and Royalty Financing Transaction

On July 8, 2026, the Company and its affiliates entered into a $105.0 million non-recourse, non-dilutive milestone and royalty financing transaction with affiliates of HCRx, pursuant to which HCRx will receive a portion of future GSK Proceeds (see Note 10, Liability Related to the Sale of Future Milestones and Royalties). “GSK Proceeds” is generally defined as all commercial milestones, sales milestones and royalties on sales of Utebzi, subject to allowable contractual deductions and set-offs, under the GSK License Agreement. Pursuant to the transaction, the parties entered into, among other documents, a non-recourse Note Purchase and Guaranty Agreement (as amended, the “NPA”), a Royalty and Milestone Payment Interest Purchase and Sale Agreement (as amended, the “RPA”) and a Limited Recourse Guaranty (the “Limited Guaranty”). On October 23, 2026, the Company and its affiliates entered into amendments to the NPA and RPA, pursuant to which certain collection account arrangements for the GSK Proceeds were modified to provide for an escrow account structure. Under the terms of the RPA, the Company sold 65% of the GSK Proceeds arising after the payment in full of the Notes (as defined in Note 10) while the Company retains an interest of 35% of the GSK Proceeds arising after payment in full of the Notes.

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

In July 2026, the Company assigned the GSK License Agreement to its affiliate in connection with the milestone and royalty financing transaction with affiliates of HCRx (see Note 10, Liability Related to the Sale of Future Milestones and Royalties).

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

The Company was entitled to receive the $95.0 million milestone payment in four equal semiannual installments under the GSK License Agreement. This milestone was accounted for as variable consideration under ASC 606 and was added to the transaction price in the fourth quarter of 2023. The Company determined that a significant financing component of $2.5 million exists related to extended payment terms granted to GSK. The Company presents the effects of the financing component separately from collaboration revenue – related party as a component of interest income in its consolidated statement of operations and comprehensive loss. Of the $95.0 million milestone, $64.7 million was recognized upon achievement of the milestone in the fourth quarter of 2023, and the remaining amount after the $2.5 million significant financing component was allocated to the research and development services performance obligation and was recognized over time as the services were delivered, on a cumulative catch-up basis.

The Company received the first milestone installment payment of $23.8 million in the first quarter of 2024, the second milestone payment in the third quarter of 2024, the third milestone payment in the first quarter of 2025 and the Company received the final development milestone payment in the third quarter of 2025.

The potential future development milestone payments from the GSK License Agreement are accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2026 and not included in the transaction price. The Company can also earn sales-based royalties.

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

The Company did not recognize any revenue during the three months ended September 30, 2026, and recognized $0.3 million during the nine months ended September 30, 2026 under the GSK License Agreement. The Company recognized $3.0 million during the three months ended September 30, 2025 and $19.9 million during the nine months ended September 30, 2025 under this agreement. Such revenue recognized related to the Company's performance obligations under the GSK License Agreement was recorded as collaboration revenue – related party on its consolidated statement of operations and comprehensive loss. As of September 30, 2026, the research and development services related to the performance obligations were fully recognized.

Meiji License Agreement

In June 2017, the Company entered into a license agreement with Meiji, whereby Meiji granted to the Company a license (the “Meiji License”) under certain patents, know-how and regulatory documentation to research, develop, manufacture and sell products containing the carbapenem chemical compound having the generic name, tebipenem pivoxil in the licensed territory. The license granted to the Company by Meiji includes certain know-how that Meiji received from a global pharmaceutical company. In exchange for the license, the Company paid Meiji an upfront, one-time, nonrefundable, non-creditable fee of $0.6 million, which was recognized as research and development expense. In October 2017, the Company paid a $1.0 million milestone payment to Meiji upon the enrollment of the first patient in the Company’s Phase 1 clinical trial of tebipenem pivoxil. The payment was recorded as research and development expense in the statement of operations and comprehensive loss for the year ended December 31, 2017. The Company paid Meiji approximately $1.6 million during the fourth quarter of 2018 related to fixed assets which will be used in manufacturing related activities at Meiji. This equipment has been capitalized as property and equipment in the consolidated balance sheets as of December 31, 2024. In October 2021, the Company paid a $1.0 million milestone payment to Meiji upon submission of an NDA to the FDA for tebipenem pivoxil. The Company was obligated to pay Meiji a low double-digit percentage of any sublicense fees received by the Company up to a maximum amount of $7.5 million. The Company fully satisfied this obligation by the fourth quarter of 2023. The Company recorded these amounts as research and development expenses in the Company’s consolidated statement of operations and comprehensive loss.

The Company was obligated to make a milestone payment of $1.0 million upon receipt of NDA approval from the FDA for tebipenem pivoxil, and is obligated to pay royalties, on a product-by-product and country-by-country basis, of 1% of net sales of products licensed under the agreement. The NDA approval from the FDA for Utebzi was granted in June 2026, and the Company recognized the $1.0 million as research and development expenses in the Company’s consolidated statement of operations and comprehensive loss in the second quarter of 2026 and paid the $1.0 million milestone payment to Meiji in July 2026.

The agreement continues in effect until the expiration of all payment obligations thereunder (including royalty payments and licensee revenue) on a product-by-product and country-by-country basis, unless earlier terminated by the parties. Pursuant to the terms of the agreement, in addition to each party’s right to terminate the agreement upon the other party’s material breach (if not cured within a specified period after receipt of notice) or insolvency, the Company also has unilateral termination rights (i) in the event that the Company abandons the development and commercialization of Utebzi for efficacy, safety, legal or business reasons, and (ii) under certain circumstances arising out of the head license with a global pharmaceutical company. In July 2026, the Company assigned the Meiji License to the Company's affiliate in connection with the milestone and royalty financing transaction with affiliates of HCRx.

SPR206 Agreements

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

In March 2025, the Company notified Everest of its decision to cease development of SPR206. During both the three and nine months ended September 30, 2026 and 2025, the Company did not recognize revenue under this agreement.

On August 10, 2026, the Company and Everest mutually agreed to terminate the Amended Everest License Agreement. As a result of the termination, no future milestones will be achieved under the Amended Everest License Agreement.

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

The potential license maintenance fees and development milestone payments from the Pfizer License Agreement were accounted for as variable consideration under ASC 606. Given the uncertain nature of these payments, the Company determined they were fully constrained as of September 30, 2026 and not included in the transaction price. The Company could also earn sales-based royalties.

The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Pfizer. Control of the license was transferred on the Effective Date and Pfizer could begin to use and benefit from the license at the Effective Date.

On December 31, 2025, the Company mutually agreed with Pfizer to terminate the Pfizer License Agreement. As a result of the termination of the Pfizer License Agreement, all rights and obligations of each party ceased. As no future performance research and development obligations existed as of the Pfizer License Agreement termination date, the remaining deferred revenue balance of $12.6 million was recognized as revenue in December 2025. The Company did not recognize any revenue under the Pfizer License Agreement for the three and nine months ended September 30, 2026. The Company did not recognize any revenue under the Pfizer License Agreement for the three months ended September 30, 2025 and recognized less than $0.1 million of revenue for the nine months ended September 30, 2025. Under the terms of the termination agreement, the Company is liable to Pfizer for up to $5 million from any future sale, divestiture, license, transfer or partnering of SPR206.

10.
Liability Related to the Sale of Future Milestones and Royalties

On July 8, 2026 (the “Closing Date”), the Company and its affiliates entered into a non-recourse, non-dilutive financing transaction with affiliates of HCRx (the “Milestone and Royalty Financing Transaction”), pursuant to which HCRx will receive a portion of future GSK Proceeds. Pursuant to the transaction, the parties entered into, among other documents, a non-recourse Note Purchase and Guaranty Agreement (as amended, the “NPA”) for senior secured notes in an aggregate principal amount of $105.0 million (the “Notes”), a Royalty and Milestone Payment Interest Purchase and Sale Agreement (as amended, the “RPA”) and a Limited Recourse Guaranty (the “Limited Guaranty”). Pursuant to the terms of the RPA, the Company sold 65% of the GSK Proceeds arising after the payment in full of the Notes in exchange for a cash payment of $1.6 million. The Company retains an interest in 35% of the GSK Proceeds arising after payment in full of the Notes. On October 23, 2026, the Company and its affiliates entered into amendments to the NPA and RPA, pursuant to which certain collection account arrangements for the GSK Proceeds were modified to provide for an escrow account structure.

Due to the nature and structure of the NPA and RPA and the Company’s significant continuing involvement in the generation of the cash flows due to HCRx, the Company accounted for these transactions as debt.

The Notes were issued net of an original issue discount of $3.2 million, accrue interest at 10% per annum, and mature nine years after the Closing Date. All available GSK Proceeds are used to pay interest and principal on the Notes until the Notes are paid in full. Interest, to the extent not paid in cash from available GSK Proceeds in accordance with the terms of the NPA, is capitalized and added to the principal amount of the Notes on a quarterly basis. The Notes are secured by a lien on substantially all of the assets of the Company’s applicable special-purpose affiliates established for this transaction, which includes a portion of the future GSK Proceeds arising under the GSK License Agreement, but excludes intellectual property as to which the grant of security interests is restricted. The Notes and other obligations under the NPA are generally payable solely from the GSK Proceeds, unless voluntarily prepaid at the option of the Company prior to maturity with a premium or subject to certain mandatory prepayment triggers and foreclosure rights. The RPA is secured by a customary back-up lien in the purchased proceeds and proceeds thereof.

The Note commitment of $105.0 million and RPA proceeds of $1.6 million were recorded as a liability related to the sale of future milestones and royalties on the Company’s consolidated balance sheet, net of transaction costs of $3.7 million and original issue discount of $3.2 million, which will be amortized over the estimated life of the arrangement using the effective interest method.

In order to determine the amortization of the debt liability related to the sale of future milestones and royalties, the Company is required to estimate the total amount of future payments to HCRx under the NPA and RPA. The $99.8 million debt liability, recorded at execution of the agreement, will be accreted to the total of these milestone and royalty payments as interest expense over the life of the NPA and RPA. The Company estimates the effective interest rate used to record non-cash interest expense under the Milestone and Royalty Financing Transaction based on the estimate of future milestone and royalty payments to be received by HCRx. At execution and as of September 30, 2026, the estimated blended effective interest rate was 15% for the Notes and RPA. This estimate contains assumptions that impact the interest expense that will be recognized in future periods. Over the life of the arrangement, the actual effective interest rate will be affected by the Company’s forecast of the amount and timing of the milestone and royalty payments to be received under the GSK License Agreement which will then be paid to HCRx. At each reporting date, the Company will reassess its estimate of total future milestone and royalty payments to be received by HCRx and prospectively adjust the effective interest rate and amortization of the debt liability. The assumptions used in determining the expected repayment term of the liability related to the sale of future milestones and royalties and amortization period of the issuance costs require that the Company make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

The following table presents the changes in the liability related to the sale of future milestones and royalties under the Milestone and Royalty Financing Transaction with HCRx as of September 30, 2026 (in thousands):

Liability related to sale of future milestones and royalties, as of December 31, 2025	$—
Gross proceeds from sale of future milestones and royalties	106,575
Original issue discount	(3,150)
Issuance costs (recorded as discount)	(3,664)
Interest expense recognized	3,278
Liability related to sale of future milestones and royalties, as of September 30, 2026	$103,039

As of September 30, 2026, based on the Company’s current estimate of the amounts and timing of proceeds to be received under the GSK License Agreement, $50.8 million was recorded as a current liability and $52.3 million was recorded as a non-current liability in the Company's consolidated balance sheets.

Each of the NPA, RPA and Limited Guaranty contains certain customary terms and conditions, including representations and warranties, indemnities, affirmative and negative covenants, and events of default. Upon the occurrence and during the continuance of an event of default under the NPA, HCR Spero SPV, LLC, as the purchaser representative for note purchasers under the NPA, may declare the Notes and other obligations under the NPA to be immediately due and payable, and if such Notes and other obligations are not repaid, foreclose on the collateral and use the proceeds thereof to repay the Notes, and, in limited circumstances, seek payment from the Company pursuant to the Limited Guaranty. The obligations of the Company in respect of the Limited Guaranty in circumstances where the Company is liable are, except in very limited circumstances, subject to a cap and limited to contract breaches, defaults and other liabilities customary for similarly structured royalty financing transactions. Pursuant to the Limited Guaranty, the Company guarantees, subject to certain limitations set forth in the agreement, the obligations of the Company’s affiliates under the NPA and RPA. In connection with the NPA and RPA, the Company will provide certain servicing, management and administrative functions on behalf of its affiliates.

Embedded Derivatives

In connection with the liability related to the sale of future milestones and royalties, the Company identified certain embedded derivatives at inception of the Milestone and Royalty Financing Transaction because there were embedded features that required bifurcation.

Based on the probability of occurrence of related triggers, the embedded derivatives are considered to have an immaterial value upon issuance and as of September 30, 2026. As such, the Company did not allocate an amount to the embedded derivatives. The Company will remeasure the derivative liabilities to fair value at each reporting date to determine if the amounts become material and will recognize changes in the fair value of the derivative liabilities as a component of other income (expense) in the consolidated statement of operations and comprehensive loss.

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

The accounting policies for the operating segment are consistent with the Company’s policies for the consolidated financial statements. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated profit or loss, as reported on the consolidated statements of operations and comprehensive loss. This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company's reportable segment net revenues, significant segment expenses and consolidated loss for the three and nine months ended September 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Grant revenue	$—	$2,394	$—	$5,544
Collaboration revenue - related party	—	3,048	258	19,949
Collaboration revenue	—	—	—	12
Total revenues	—	5,442	258	25,505

Less:
SP001	332	—	332	—
Tebipenem pivoxil	202	4,959	1,911	20,321
SPR720	—	178	—	975
SPR206	—	—	—	49
Acquired in-process research and development	35,000	—	35,000	—
Research and development personnel related (including share-based compensation)	1,693	2,244	4,711	8,192
Facility related and other, research and development	969	1,216	2,585	3,338
General and administrative personnel related (including share-based compensation)	1,947	2,352	6,029	9,838
Professional and consultant fees	1,329	1,185	7,170	5,433
Facility related and other, general and administrative	441	637	1,897	1,605
Other segment items*	(1)	585	3	838
Interest expense (income)	2,366	(532)	1,653	(2,136)
Consolidated loss	$(44,278)	$(7,382)	$(61,033)	$(22,948)

*Other segment items include impairment charges, restructuring charges and other income, net.

12.
Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders of the Company was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(44,278)	$(7,382)	$(61,033)	$(22,948)

Denominator:
Weighted average common shares outstanding, basic and diluted	58,229,386	56,280,844	57,829,995	55,866,392

Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.13)	$(1.06)	$(0.41)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	3,959,133	2,400,433	3,959,133	2,400,433
Unvested RSUs and PSUs	4,347,927	5,449,636	4,347,927	5,449,636
	8,307,060	7,850,069	8,307,060	7,850,069

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

Our lead program, SP001, is a third-generation, fully humanized, Fc-silent IgG1 monoclonal antibody targeting CD40L. On July 8, 2026, we entered into the Innovent Agreement with Innovent, pursuant to which Innovent granted the Company an exclusive (even as to Innovent and its affiliates, subject to Innovent’s right to directly or indirectly conduct certain research, non-clinical development and manufacturing activities), sublicensable right and license under certain Licensed Intellectual Property to research, develop, manufacture, and commercialize SP001, and the Licensed Compounds and Licensed Products worldwide, excluding the Innovent Territory.

SP001 targets CD40L, an immune signal protein that sits upstream of multiple immune pathways and has the potential to be developed across a range of immune-mediated diseases. We are developing SP001 for the treatment of patients with Immunoglobulin G4 related disease, or IgG4-RD. IgG4-RD is a rare disease with an estimated 20,000 to 40,000 diagnosed patients in the United States. Patients with IgG4-RD suffer from serious, chronic fibro-inflammation that can affect multiple organs, including the pancreas, salivary glands, lacrimal glands, kidneys, lungs, lymph nodes, and other tissues. Left untreated or under-treated, IgG4-RD patients may progress to organ failure.

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

We have experienced mostly net losses and significant cash outflows from cash used in operating activities since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development of SP001 and any other product candidate we may develop in the future, as well as GSK’s commercialization of Utebzi. As of September 30, 2026, we had an accumulated deficit of $512.1 million, and cash and cash equivalents of $107.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2029. During this period, we are focused on advancing next-generation medicines in immunology and inflammation for patients with serious diseases and major treatment gaps. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we will have to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

Recent Developments

SP001

On July 8, 2026, we entered into the Innovent Agreement to in-license SP001, a third-generation, fully humanized, Fc-silent IgG1 monoclonal antibody targeting CD40L, an upstream immune activation signal involved in T-cell, B-cell, antigen-presenting cell, and platelet biology. The Fc domain in SP001 is designed to address platelet activation concerns associated with earlier anti-CD40L antibodies, while preserving key monoclonal antibody properties, including FcRn interaction that supports IgG-like half-life. We received exclusive rights to research, develop, manufacture, and commercialize SP001 worldwide, excluding the Innovent Territory, where Innovent retains rights.

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

Milestone and Royalty Financing Transaction

On July 8, 2026, we and our affiliates entered into a $105.0 million non-recourse, non-dilutive milestone and royalty financing transaction with affiliates of HCRx, pursuant to which HCRx will receive a portion of the future GSK Proceeds. Pursuant to the transaction, the parties entered into, among other documents, the NPA for the Notes, the RPA and the Limited Guaranty. Under the terms of the NPA, all available GSK Proceeds are used to pay interest and principal on the Notes until the Notes are paid in full. Under the terms of the RPA, we sold 65% of the GSK Proceeds arising after the payment in full of the Notes while we retain an interest of 35% of the GSK Proceeds arising after payment in full of the Notes. Pursuant to the Limited Guaranty, we guarantee, subject to certain limitations, the obligations of our affiliates under the NPA and RPA. In connection with the NPA and RPA, we will provide certain servicing, management and administrative functions on behalf of our affiliates (see Note 10, Liability Related to the Sale of Future Milestones and Royalties, in the condensed consolidated financial statements). On October 23, 2026, we and our affiliates entered into amendments to the NPA and RPA, pursuant to which certain collection account arrangements for the GSK Proceeds were modified to provide for an escrow account structure.

Corporate Update

On November 10, 2026, we announced the appointment of William Ho, M.D., Ph.D., to our Board of Directors and our Development Committee, effective as of November 10, 2026. Concurrently, we announced that Dr. Patrick Vink will step down from the Board of Directors, with Dr. Ho filling the vacancy created by Dr. Vink's departure.

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
•
payments made under third-party licensing agreements;

•
the cost of consultants and contract manufacturing organizations (“CMOs”) that manufacture drug products for use in our preclinical studies and clinical trials; and
•
facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies.

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
•
competition with other therapies; and
•
a continued acceptable safety profile of any of our current or future product candidates, if approved.

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

Other Income (Expense)

Interest Income (Expense)

Interest income (expense) consists of interest expense related to the sale of future milestones and royalties, interest income related to the significant financing component related to the GSK License Agreement from the first quarter of 2024 through the third quarter of 2025, and interest earned on our cash equivalents, which are primarily invested in money market accounts, as well as interest earned on our investments in marketable securities.

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

Asset Acquisitions

We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost to acquire IPR&D with no alternative future use is charged to expense at the acquisition date. Contingent consideration in asset acquisitions is recognized when payment becomes probable and reasonably estimable. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets, or, if related to IPR&D with no alternative future use, charged to expense.

Liability Related to the Sale of Future Milestones and Royalties

We account for the liability related to the sale of future milestones and royalties as debt, initially recorded at carrying value and subsequently amortized under the effective interest rate method over the estimated life of the future revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. We periodically assess our estimate of future revenue and the expected timing of those payments and prospectively adjust the effective interest rate and amortization of the debt liability. The assumptions used in determining the expected repayment term of the liability related to the sale of future milestones and royalties and amortization period of the issuance costs requires us to make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Revenues:
Grant revenue	$—	$2,394	$(2,394)
Collaboration revenue - related party	—	3,048	(3,048)
Total revenues	—	5,442	(5,442)

Operating expenses:
Acquired in-process research and development	35,000	—	35,000
Research and development	3,196	8,597	(5,401)
General and administrative	3,717	4,174	(457)
Impairment charges	—	587	(587)
Total operating expenses	41,913	13,358	28,555
Loss from operations	(41,913)	(7,916)	(33,997)
Other income (expense):
Interest income	912	532	380
Other income (expense), net	1	2	(1)
Interest expense related to the sale of future milestones and royalties	(3,278)	—	(3,278)
Total other (expense) income, net	(2,365)	534	(2,899)
Net loss	$(44,278)	$(7,382)	$(36,896)

Grant Revenue (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
BARDA Contract (tebipenem pivoxil)	$—	$2,394	$(2,394)
Total grant revenue	$—	$2,394	$(2,394)

No grant revenue was recognized during the three months ended September 30, 2026. Grant revenue recognized during the three months ended September 30, 2025 consisted of the reimbursement of qualifying expenses incurred in connection with our BARDA contract. The decrease in grant revenue during the three months ended September 30, 2026 was primarily due to a decrease of $2.4 million of committed funds remaining available under our BARDA contract for tebipenem pivoxil. On July 6, 2026, we and BARDA mutually agreed to terminate the contract between us, and BARDA deobligated all remaining funds under the contract. We will not receive any additional funding from BARDA under this contract.

Collaboration Revenue (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
GSK (tebipenem pivoxil)	$—	$3,048	$(3,048)
Total collaboration revenue	$—	$3,048	$(3,048)

No collaboration revenue was recognized during the three months ended September 30, 2026. During the three months ended September 30, 2025, we recognized $3.0 million in collaboration revenue related to our agreement with GSK. The decrease in collaboration revenue during the three months ended September 30, 2026 was primarily related to the achievement of remaining development milestones under the agreement.

Acquired In-Process Research and Development

Acquired IPR&D expense was $35.0 million for three months ended September 30, 2026, as we licensed SP001 from Innovent in July 2026 and made a $35.0 million upfront payment to Innovent in August 2026. No acquired IPR&D expense was recognized during the three months ended September 30, 2025.

Research and Development Expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Direct research and development expenses by program:

SP001	$332	$—	$332
Tebipenem pivoxil	202	4,959	(4,757)
SPR720	—	178	(178)
Unallocated expenses:
Personnel related (including share-based compensation)	1,693	2,244	(551)
Facility related and other	969	1,216	(247)
Total research and development expenses	$3,196	$8,597	$(5,401)

Direct costs related to our SP001 program increased by $0.3 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily due to preclinical costs related to our SP001 program, which product candidate we licensed from Innovent in July 2026.

Direct costs related to our tebipenem pivoxil program decreased by $4.8 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to decreased clinical activities related to our pivotal Phase 3 clinical trial of tebipenem pivoxil, which was stopped early for efficacy during the first half of 2025 and later approved by the FDA in June 2026.

Direct costs related to our SPR720 program decreased by $0.2 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due to the cessation of development and subsequent termination of the SPR720 program, which was announced in November 2025.

The decrease in personnel-related costs of $0.6 million was primarily a result of decreased headcount costs in our research and development functions between the periods. Personnel-related costs for the three months ended September 30, 2026 and 2025 included share-based compensation expense of $0.3 million and $0.4 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change

Personnel related (including share-based compensation)	$1,947	$2,352	$(405)
Professional and consultant fees	1,329	1,185	144
Facility related and other	441	637	(196)
Total general and administrative expenses	$3,717	$4,174	$(457)

The decrease in personnel-related costs of $0.4 million was primarily a result of decreased headcount costs in our general and administrative functions between periods. Personnel-related costs for the three months ended September 30, 2026 and 2025 included stock-based compensation expense of $0.5 million and $0.7 million, respectively.

The increase in professional and consultant fees of $0.1 million was primarily due to an increase in consulting expenses incurred in the three months ended September 30, 2026, offset by a decrease in legal expenses.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Impairment Charges

No impairment charges were recognized during the three months ended September 30, 2026. Impairment charges of $0.6 million were recognized during the three months ended September 30, 2025 related to our right of use asset.

Other Income (Expense), Net

Other income (expense), net was $(2.4) million for the three months ended September 30, 2026, compared to $0.5 million for the three months ended September 30, 2025. Total other expense for the three months ended September 30, 2026, included $3.3 million of interest expense related to the sale of future milestones and royalties and $0.9 million of interest income, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the three months ended September 30, 2025 included $0.5 million of interest income, of which $0.2 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Revenues:
Grant revenue	$—	$5,544	$(5,544)
Collaboration revenue - related party	258	19,949	(19,691)
Collaboration revenue	—	12	(12)
Total revenues	258	25,505	(25,247)

Operating expenses:
Acquired in-process research and development	35,000	—	35,000
Research and development	9,539	32,875	(23,336)
General and administrative	15,096	16,876	(1,780)
Impairment charges	—	587	(587)
Restructuring	—	258	(258)
Total operating expenses	59,635	50,596	9,039
Loss from operations	(59,377)	(25,091)	(34,286)
Other income (expense):
Interest income	1,625	2,136	(511)
Other income (expense), net	(3)	7	(10)
Interest expense related to the sale of future milestones and royalties	(3,278)	—	(3,278)
Total other (expense) income, net	(1,656)	2,143	(3,799)
Net loss	$(61,033)	$(22,948)	$(38,085)

Grant Revenue (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
BARDA Contract (tebipenem pivoxil)	$—	$5,515	$(5,515)
NIAID Contract (SPR206)	—	29	(29)
Total grant revenue	$—	$5,544	$(5,544)

No grant revenue was recognized during the nine months ended September 30, 2026. Grant revenue recognized during the nine months ended September 30, 2025 consisted of the reimbursement of qualifying expenses incurred in connection with our government awards. The decrease in grant revenue during the nine months ended September 30, 2026 was primarily due to a decrease of $5.5 million under our BARDA contract for tebipenem pivoxil, and a decrease of less than $0.1 million under our agreement with U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) relating to SPR206. On July 6, 2026, we and BARDA mutually agreed to terminate the contract between us, and BARDA deobligated all remaining funds under the contract. We will not receive any additional funding from BARDA under this contract.

Collaboration Revenue (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
GSK (tebipenem pivoxil)	$258	$19,949	$(19,691)
Pfizer (SPR206)	—	12	(12)
Total collaboration revenue	$258	$19,961	$(19,703)

During the nine months ended September 30, 2026, we recognized $0.3 million in collaboration revenue related to our agreement with GSK. During the nine months ended September 30, 2025, we recognized $19.9 million in collaboration revenue related to our agreement with GSK and less than $0.1 million in collaboration revenue related to our agreement with Pfizer. The decrease in revenue under the GSK License Agreement was primarily related to the Phase 3 PIVOT-PO trial for tebipenem pivoxil stopping early for efficacy in the first half of 2025 following the pre-specified interim analysis.

Acquired In-Process Research and Development

Acquired IPR&D expense was $35.0 million for nine months ended September 30, 2026, as we licensed SP001 from Innovent in July 2026 and made a $35.0 million upfront payment to Innovent in August 2026. No acquired IPR&D expense was recognized during the nine months ended September 30, 2025.

Research and Development Expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Direct research and development expenses by program:

SP001	$332	$—	$332
Tebipenem pivoxil	1,911	20,321	(18,410)
SPR720	—	975	(975)
SPR206	—	49	(49)
Unallocated expenses:
Personnel related (including share-based compensation)	4,711	8,192	(3,481)
Facility related and other	2,585	3,338	(753)
Total research and development expenses	$9,539	$32,875	$(23,336)

Direct costs related to our SP001 program increased by $0.3 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to preclinical costs related to our SP001 program, which product candidate we licensed from Innovent in July 2026.

Direct costs related to our tebipenem pivoxil program decreased by $18.4 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to a decrease in clinical activities related to our pivotal Phase 3 PIVOT-PO trial for tebipenem pivoxil, which met its primary endpoint and was stopped early for efficacy during the first half of 2025 and later approved by the FDA in June 2026.

Direct costs related to our SPR720 program decreased by $1.0 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to the cessation of development and subsequent termination of the SPR720 program, which was announced in November 2025.

Direct costs related to our SPR206 program decreased by less than $0.1 million during the nine months ended September 30, 2026, primarily due to the cessation and subsequent termination of the SPR206 program, which was announced in March 2025.

The decrease in personnel-related costs of $3.5 million was primarily a result of decreased headcount costs in our research and development functions between periods. Personnel-related costs for the nine months ended September 30, 2026 and 2025 included stock-based compensation expense of $0.9 million and $1.3 million, respectively.

Facility-related and other costs primarily reflect costs related to supporting our research and development staff.

General and Administrative Expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change

Personnel related (including share-based compensation)	$6,029	$9,838	$(3,809)
Professional and consultant fees	7,170	5,433	1,737
Facility related and other	1,897	1,605	292
Total general and administrative expenses	$15,096	$16,876	$(1,780)

The decrease in personnel-related costs of $3.8 million was primarily a result of decreased headcount costs in our general and administrative functions between the periods. Personnel-related costs for the nine months ended September 30, 2026 and 2025 included share-based compensation expense of $1.9 million and $2.0 million, respectively.

The increase in professional and consultant fees of $1.7 million was primarily due to an increase in consulting expenses incurred in the nine months ended September 30, 2026.

Facility-related and other costs primarily reflect costs related to supporting our general and administrative staff.

Impairment Charges

No impairment charges were recognized during the nine months ended September 30, 2026. Impairment charges of $0.6 million were recognized during the nine months ended September 30, 2025 related to our right of use asset.

Other Income (Expense), Net

Total other income (expense), net was $(1.7) million for the nine months ended September 30, 2026, compared to $2.1 million for the nine months ended September 30, 2025. Total other expense for the nine months ended September 30, 2026 included $3.3 million of interest expense related to the sale of future milestones and royalties and $1.6 million of interest income, offset by immaterial fluctuations in unrealized foreign currency. Total other income for the nine months ended September 30, 2025 included $2.1 million of interest income, of which $0.9 million related to the significant financing component recognized under the GSK License Agreement, offset by immaterial fluctuations in unrealized foreign currency.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have recognized revenue to date from funding arrangements with the U.S. Department of Defense, NIAID, Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator and BARDA, the GSK License Agreement and our license agreements with Everest and Pfizer. We have not yet commercialized any product candidates and we may not generate revenue from sales of any current or future product candidates. To date, we have funded our operations with payments received under license and collaboration agreements and funding from government contracts, from the proceeds of multiple common stock offerings, and proceeds received from a milestone and royalty financing transaction that closed in July 2026. As of September 30, 2026, we had cash and cash equivalents of $107.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(32,098)	$(4,273)
Cash provided by financing activities	99,761	—
Net increase (decrease) in cash and cash equivalents	$67,663	$(4,273)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was $32.1 million, primarily resulting from our net loss of $61.0 million, adjusted for an increase to non-cash items of $6.8 million (primarily stock-based compensation and non-cash interest expense associated with the sale of future milestones and royalties). Net cash provided by changes in our operating assets and liabilities was $22.2 million and consisted primarily of a $25.4 million decrease in the collaboration receivable-related party, due to the receipt of the NDA resubmission milestone payment from GSK (see Note 9, License, Collaboration and Service Agreements, in the condensed consolidated financial statements), a $1.5 million decrease in accrued expenses and a $1.3 million decrease in operating lease liability. During the nine months ended September 30, 2026, we licensed SP001 from Innovent and made a $35.0 million upfront payment to Innovent.

Net cash used in operating activities for the nine months ended September 30, 2025, was $4.3 million, primarily resulting from our net loss of $22.9 million, adjusted for an increase to non-cash items of $4.7 million (primarily stock-based compensation). Net cash provided by changes in our operating assets and liabilities was $13.9 million and consisted primarily of a $48.5 million decrease in the collaboration receivable-related party, due to the receipt of the third and final development milestone installment payments from GSK (see Note 9, License, Collaboration and Service Agreements), a $20.0 million decrease in deferred revenue, a $9.9 million decrease in accrued expenses, a $5.9 million decrease in accounts payable, a $0.7 million increase in prepaid expenses and other assets, a $1.5 million net increase in other receivables, and a $0.9 million decrease in operating lease liability and other liabilities.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to the advancement of our program and the timing of vendor invoicing and payments. Changes in deferred revenue and collaboration receivable - related party are related to the GSK License Agreement.

Investing Activities

We did not undertake any investing activities during either of the nine months ended September 30, 2026 or 2025.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $99.8 million, consisting of $103.2 million in proceeds from the sale of future milestones and royalties, net of transaction costs of $3.4 million.

We did not undertake any financing activities during the nine months ended September 30, 2025.

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

As of September 30, 2026, we had cash and cash equivalents of $107.9 million. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2026 will enable us to fund our operating expenses and required capital expenditure requirements for at least 12 months from the issuance of the financial statements included in this report and into the second half of 2029.

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

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2026, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of payment obligations in connection with the Innovent Agreement and the milestone and royalty financing transaction, as described in Note 9, License, Collaboration and Service Agreements and Note 10, Liability Related to the Sale of Future Milestones and Royalties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2026, we had cash and cash equivalents of $107.9 million, consisting of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. Treasury interest rates. We did not have any assets classified as marketable securities as of September 30, 2026. As we incur research expenses in foreign countries, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar against the U.S. dollar. Historically, foreign currency fluctuations have not had a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Product Candidates

We are substantially dependent on the success of our new product candidate, SP001, and our focus on SP001 may not be successful.

On June 17, 2026, we and GSK announced that the FDA approved Utebzi (tebipenem pivoxil). We are party to an exclusive license agreement with GSK for the development, manufacture and commercialization of Utebzi, which includes the transfer of the IND and the NDA ownership to GSK, and pursuant to which GSK is obligated to make milestone payments if certain milestones are achieved and to pay royalties based on commercial launch and achievement of pre-specified sales thresholds. On July 8, 2026, we and our affiliates entered into a non-recourse, non-dilutive milestone and royalty financing transaction with affiliates of HCRx, pursuant to which HCRx will receive a portion of the future GSK Proceeds. As such, our receipt of royalty and milestone revenues from GSK is limited to 35% of the GSK Proceeds arising after payment in full of the Notes.

Following the FDA approval of Utebzi, and the termination of our earlier stage programs (SPR206 and SPR720), we remain focused on advancing other corporate activities, including growing our portfolio of clinical-stage product candidates. On July 8, 2026, we entered into the Innovent Agreement pursuant to which we received exclusive rights to research, develop, manufacture, and commercialize SP001 worldwide, excluding the Innovent Territory, where Innovent retains rights. The in-licensing of SP001 represents a strategic pivot by us from the development of tebipenem pivoxil to the development of a new product candidate focused on new indications for which we believe we have relevant but limited prior experience.

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

Further, success in preclinical studies and earlier stage clinical trials of SP001 conducted in China by Innovent does not ensure that later clinical trials conducted by us will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of SP001.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we have terminated our SPR206 program and our SPR720 oral program and have shifted our focus and resources to advancing the clinical development of SP001, as well as other corporate activities.

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

A key element of our strategy is to develop and commercialize a portfolio of therapeutics to treat patients with immune-mediated diseases. We recently entered into the Innovent Agreement for the in-license of SP001, and may explore in the future, strategic partnerships for the development of new product candidates.

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

In June 2026, the FDA approved GSK’s NDA resubmission for Utebzi. We have invested a significant portion of our efforts and financial resources in the development of tebipenem pivoxil with GSK as a product candidate for the treatment of bacterial infections causing cUTI. Our ability to realize the value of tebipenem pivoxil depends on the expected timeline and the success of GSK’s commercialization of Utebzi. Further, on July 8, 2026, we and our affiliates entered into a non-recourse, non-dilutive milestone and royalty financing transaction with affiliates of HCRx, pursuant to which HCRx will receive a portion of the future GSK Proceeds. As such, our receipt of royalty and milestone revenues from GSK is limited to 35% of the GSK Proceeds arising after payment in full of the Notes. If GSK’s commercialization efforts are unsuccessful or significantly delayed, our receipt of royalty and milestone revenues from GSK may not align with our expectations and our business could be materially harmed.

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

We have not generated any revenue from the sale of our products and have incurred losses in most years since our inception in 2013. Our net loss was $44.3 million and $61.0 million for the three and nine months ended September 30, 2026, respectively. While the FDA approved GSK’s NDA resubmission for Utebzi, we do not have any other product candidates approved for sale and we may never have another product candidate approved for commercialization. The success of Utebzi depends on GSK’s ability to commercialize the product.

In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2029. During this period, we are focused on advancing next-generation medicines in immunology and inflammation for patients with serious diseases and major treatment gaps. Beyond this point, or in the event we change our current operating plan, we will need additional funding, which we expect will primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations or grant funding. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern.

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

If we are unable to raise capital when needed, or do not receive payments from our collaboration partnership agreements or milestone and royalty financing agreements, it could limit our ability to support our operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase if and as we commence and advance additional preclinical studies and clinical trials for any future product candidates. If we obtain marketing approval for any product candidate, we expect to incur significant expenses related to development, product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, milestone and royalty financing transactions, collaborations, licensing arrangements, government funding or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2029. During this period, we are focused on advancing next-generation medicines in immunology and inflammation for patients with serious diseases and major treatment gaps. Beyond this point, or in the event we change our current operating plan, we will need additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we are not able to secure adequate additional funding, we plan to make further reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned development activities, including:

•
the timing, costs and results of potential clinical trials for any of our existing and future product candidates;
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

Unless and until we can generate a substantial amount of revenue from our existing and future product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, milestone and royalty financing transactions, collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

On August 28, 2026, we entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell shares of our common stock from time to time, at our sole discretion, through Jefferies (the “Jefferies ATM Offering”). We filed a sale agreement prospectus with the SEC on August 28, 2026 in connection with the Jefferies ATM Offering (the “Jefferies Prospectus”). The Jefferies Prospectus forms a part of a new universal shelf Registration Statement on Form S-3 (File No. 333-298641) filed with the SEC on August 28, 2026, which became effective on September 10, 2026, and pursuant to which we registered for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, depositary shares, subscription rights, units and/or warrants at prices and on terms that the Company may determine. Pursuant to the Jefferies Prospectus, we can offer and sell shares of common stock having a maximum aggregate offering price of $100.0 million under the Jefferies Sales Agreement.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, or milestone and royalty financing transactions, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

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

We have and may continue to seek third-party collaborators for development and commercialization of certain of our existing or future product candidates. Currently we are party to license and collaboration agreements with third parties as described in Note 9, License, Collaboration and Service Agreements) to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our likely collaborators for any other marketing, distribution, development, licensing or broader collaboration arrangements we may pursue include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

As part of our milestone and royalty financing transaction with HCRx, we transferred the GSK License Agreement and our rights thereunder, along with related intellectual property, to one of two newly formed special purpose subsidiaries of ours, and provided HCRx with a right of first recourse to such assets to satisfy our obligations to HCRx. As a result, if we are unable to satisfy our obligations under the milestone and royalty financing transaction, we could lose all retained rights to future milestone and royalty payments from HCRx and related assets, which could have a material adverse effect on our business, financial condition and stock price.

We and our affiliates have entered into a $105.0 million non-recourse, non-dilutive milestone and royalty financing transaction with HCRx, pursuant to which HCRx will receive a portion of the future commercial milestones, sales milestones and royalty payments due to us from GSK arising under the GSK License Agreement. As part of the milestone and royalty financing transaction, the parties entered into, among other agreements, the NPA for senior secured notes in an aggregate principal amount of $105.0 million, referred to herein as the Notes, the RPA and the Limited Guaranty.

The milestone and royalty financing transaction creates obligations of us and our special purpose subsidiaries to make payments to HCRx from proceeds of the GSK License Agreement, which agreement provides GSK certain rights to develop and commercialize Utebzi. To the extent that the commercialization of Utebzi does not generate sufficient proceeds to satisfy the obligations to HCRx when due in accordance with the terms of the milestone and royalty financing transaction, HCRx will generally not have recourse to our assets unrelated to the Utebzi program. However, to the extent we are unable to pay the Notes and other obligations under the NPA in full when due, HCRx will have the right, as a secured creditor with a security interest in the assets related to the Utebzi program, to foreclose on and otherwise take control of the assets related to the Utebzi program, including our equity in the special purpose subsidiaries created to hold the assets related to the Utebzi program.

Additionally, in the case of certain defined breaches and defaults under the milestone and royalty financing transaction, HCRx may have recourse beyond the assets related to the Utebzi program, although in most instances our obligations in respect of such breaches and defaults are limited to actual damages, and such obligations are generally subject to a fixed cap. In the event that HCRx has recourse to our assets beyond those related to the Utebzi program, we may not have sufficient funds to satisfy our obligations to HCRx as and when those obligations become due and payable, which could have a material adverse effect on our business, financial condition and stock price.

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

We have registered our trademarks for our name and logo in the United States and other countries and have a number of pending trademark applications in the United States and other countries. As of September 30, 2026, we have two registered U.S. trademarks, 23 registered foreign trademarks, and no pending foreign trademark applications. If our registered trademarks are invalidated, we may be unable to exclusively use our name or logo in certain jurisdictions or may need to change our name or logo in certain jurisdictions, which could affect our business. If we do not secure registrations for our pending trademark applications, we may encounter more difficulty in enforcing them against third parties, which could adversely affect our business.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the nonclinical or clinical data for any of our current or future product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for any of our current or future product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

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

Utebzi and any of our existing or future product candidates, if approved for commercial marketing in the United States, may face generic competition sooner than anticipated.

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

On September 30, 2026, CMS issued a final rule for the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a Medicare Part B demonstration program scheduled to begin January 1, 2027 that may require manufacturers of certain covered drugs to pay additional rebates when U.S. prices exceed specified international pricing benchmarks. CMS has also proposed additional models that could apply similar concepts to other federal healthcare programs, such as the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD, which is proposed to go into effect beginning January 1, 2027.

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

The reciprocal tariffs and the fentanyl tariffs were imposed pursuant to the International Emergency Economic Powers Act (the “IEEPA”). These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the Supreme Court held that IEEPA does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, the President issued a new Executive Order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs as of 12:01 am on February 24, 2026. On July 23, 2026, the Office of the U.S. Trade Representative announced final action under Section 301 of the Trade Act of 1974 imposing new tariffs on imports from 60 trading partners based on findings that those countries had failed to adopt and effectively enforce prohibitions on imports of goods produced with forced labor. The new tariffs, set at either 10% or 12.5% depending on the country’s level of commitment to forced-labor import restrictions, took effect on July 24, 2026. The forced labor tariffs have been challenged in the U.S. Court of International Trade where the litigation is currently pending while the tariffs remain in effect. The Administration also announced new investigations related to excess capacity covering 21 manufacturing and industrial sectors and targeting 16 major trading partners under Section 301 of the same act, which will likely lead to additional tariffs. The deadline for final action by the Trump Administration on those investigations is March 2027.

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

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, the U.S. administration announced that, beginning October 1, 2025, all branded or patented drugs imported in the United States would face a 100% tariff. At the same time, the administration indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the United States. Thereafter, the administration delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now “begun preparing” tariffs on manufacturers that do not build in the United States or enter into a most-favored-nation drug pricing agreement with the administration.

On April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States, and establishing a framework under which companies may obtain reduced tariff rates by entering into Department of Commerce-approved commitments to expand pharmaceutical manufacturing in the United States. The action affects pharmaceutical manufacturers, importers, and supply chain participants. Under the rules, a standard default tariff of 100% applies to covered patented pharmaceuticals and active pharmaceutical ingredients, though companies with approved onshoring plans receive a temporary 20% reduced rate until 2030, and companies blending domestic manufacturing with federal pricing agreements can qualify for a 0% duty. This includes capped rates of 15% for imports from the EU, alongside a 10% cap for the United Kingdom, while completely excluding generic drugs, specialty orphan drugs, cell therapies, animal health products, and goods traced to domestic ingredients to avoid critical supply shortages. As a result, pharmaceutical imports remain subject to a continually evolving tariff and industrial-policy framework that creates substantial uncertainty for companies with global pharmaceutical supply chains.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain a “smaller reporting company” (“SRC”) and non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we do not meet the definition of a SRC and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We could continue to qualify as an SRC and non-accelerated filer if the market value of our common stock held by non-affiliates is below $75.0 million (or $700.0 million if our annual revenue is less than $100.0 million) as of June 30 in any given year.

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

10.1 ††

First Amendment to Note Purchase and Guaranty Agreement and Amendment to Pledge and Security Agreement, dated October 23, 2026, by and among Spero Holdings SPV, LLC, Spero SPV, LLC and the purchasers party thereto and HCR Spero SPV, LLC, as the purchaser representative for such purchasers

X

10.2 ††

First Amendment to Royalty and Milestone Payment Interest Purchase and Sale Agreement, dated October 23, 2026, by and among Spero SPV, LLC and the purchasers party thereto and HCR Spero SPV, LLC, as the purchaser representative for such purchasers

X

10.3 ††#

Note Purchase and Guaranty Agreement dated July 8, 2026, by and between the Spero Holdings SPV, LLC, Spero SPV, LLC and the purchasers party thereto and HCR Spero SPV, LLC, as the purchaser representative for such purchasers

X

10.4	Amended and Restated 2019 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.1)	10/28/2026

10.5	Non-Employee Director Compensation Policy, as amended	X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

†† Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) are the type that the Registrant treats as private or confidential.

# Refiled to correct a typographical error in a signature block and to include a signature block that was omitted from the version previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed August 12, 2026. No other changes have been made.

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

SPERO THERAPEUTICS, INC.

Date: November 12, 2026	By:	/s/ Esther Rajavelu
Esther Rajavelu
President, Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive, Financial and Accounting Officer)

i